Form 10-K
period 1993-12-31
NBD BANCORP INC /DE/
filed 1994-03-17
CIK 70040

- --------------------------------------------------------------------------------

SECURITIES AND EXCHANGE COMMISSION
FORM 10-K
Washington, D.C. 20549

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended DECEMBER 31, 1993

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

Commission File Number 1-7127
- --------------------------------------------------------------------------------

                               NBD BANCORP, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                             38-1984850
(State or other jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)

                  611 WOODWARD AVENUE, DETROIT, MICHIGAN 48226
              (Address of principal executive offices) (zip code)

                                 (313) 225-1000
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of each exchange
                        Title of each class                                 on which registered
- -------------------------------------------------------------------   --------------------------------
Common Stock, $1.00 par value                                         New York Stock Exchange, Inc.
7 1/2% Preferred Purchase Units                                       New York Stock Exchange, Inc.
7 1/4% Convertible Subordinated Debentures Due 2006                   New York Stock Exchange, Inc.
7 1/4% Subordinated Debentures Due 2004                               New York Stock Exchange, Inc.
8.10% Subordinated Notes Due 2002                                     New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of February 24, 1994, 160,736,152 shares of common stock of the Registrant were outstanding (exclusive of treasury shares). The aggregate market value of the shares of common stock as of such date (based on the closing price on the New York Stock Exchange) held by non-affiliates was approximately
$4,619,000,000.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III: Items 10-13 -- Part of definitive Proxy Statement of the Registrant dated April 8, 1994, to be filed pursuant to Regulation 14A.

- --------------------------------------------------------------------------------

                               NBD BANCORP, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.     Business.................................................     1
  Item 2.     Properties...............................................     4
  Item 3.     Legal Proceedings........................................     5
  Item 4.     Submission of Matters to a Vote of Security Holders......     5
              Executive Officers of the Registrant.....................     5
PART II
  Item 5.     Market for the Corporation's Common Equity and Related
              Shareholder Matters......................................     6
  Item 6.     Selected Financial Data..................................     7
  Item 7.     Management's Discussion and Analysis of Financial
              Condition
              and Results of Operations................................     8
  Item 8.     Financial Statements and Supplementary Data..............    40
  Item 9.     Changes in and Disagreements with Accountants on
              Accounting
              and Financial Disclosure.................................    70
PART III
  Item 10.    Directors and Executive Officers of the Registrant.......    70
  Item 11.    Executive Compensation...................................    70
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management...............................................    70
  Item 13.    Certain Relationships and Related Transactions...........    70

PART IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.................................................    71
Signatures.............................................................    73

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

     NBD Bancorp, Inc. (the Corporation) is a bank holding company incorporated under the laws of the State of Delaware on July 14, 1972. Through bank subsidiaries in Michigan, Illinois, Indiana, Ohio and Florida, the Corporation provides domestic retail banking, worldwide commercial banking, cash management, trust and investment management services. The Corporation also engages in mortgage lending and servicing, insurance, trust, leasing, discount brokerage and data processing activities through its bank-related subsidiaries to the extent permitted by the Bank Holding Company Act of 1956, as amended. The Corporation and its subsidiaries employ approximately 18,700 persons on a full-time equivalent basis. At December 31, 1993, the Corporation and its subsidiaries had total assets of $40.8 billion, total deposits of $29.8 billion and shareholders' equity of $3.2 billion. Based on rankings by total assets as of December 31, 1993, the Corporation was the 17th largest bank holding company in the United States.

     Detailed financial information about the Corporation is presented under
Part II later in this Form 10-K and is incorporated by reference herein.

                                  SUBSIDIARIES

NBD BANK, N.A. (MICHIGAN)

     The principal subsidiary of the Corporation is NBD Bank, N.A. (Michigan), formerly named National Bank of Detroit, which remains the largest single contributor to the Corporation's earnings. NBD Bank, N.A. accounted for approximately 62 percent of the consolidated assets and 64 percent of the consolidated net income of the Corporation in 1993.

     NBD Bank, N.A. was organized under the National Bank Act in 1933. It was the largest bank in the State of Michigan and among the 20 largest commercial banks in the United States based on total deposits as of year-end 1993. At December 31, 1993, it operated 330 banking offices located throughout the lower peninsula of Michigan. The Bank maintains correspondent relationships with banks and savings associations throughout the country, including many of the largest commercial banking organizations in the United States.

     International banking activities of NBD Bank, N.A. include operations in the Euro-Currency markets, the extension of lines of credit, export and import financing, making credit facilities available to foreign firms and subsidiaries of United States corporations, foreign exchange transactions and issuance of letters of credit. This international business is conducted (a) through the International Division in the main office in Detroit, (b) through full-service branch offices located in London, Frankfurt, Tokyo and Hong Kong, (c) through an off-shore banking facility in Nassau, Bahamas, (d) through a wholly-owned Edge Act subsidiary, the International Bank of Detroit (IBD), and its overseas affiliate, (e) through a wholly-owned Canadian banking subsidiary, NBD Bank, Canada, and (f) through an International Banking Facility. IBD is authorized, subject to government regulations, to make both equity investments and loans overseas and presently owns 50% of the equity, 100% of the voting rights and fully guarantees all obligations of Michell NBD Limited, a merchant banking company located in Australia. These overseas facilities are supplemented by a network of correspondent banks in more than 100 foreign countries.

     NBD Bank, N.A.'s activities in foreign exchange markets are conducted primarily to service the needs of its customers. Foreign exchange risks are controlled through detailed counterparty limits for purchases, sales and one-day risk at liquidation, preapproved position limits, and closely supervised and controlled maturity gaps.

OTHER SIGNIFICANT SUBSIDIARIES

     In addition to steady internal growth, the Corporation has expanded significantly in recent years through selective acquisitions, primarily in its Midwest market. In 1990, it acquired from the Resolution Trust Corporation (RTC) approximately $1.1 billion in deposits and selected assets in Michigan, Ohio and Florida. The Corporation acquired a suburban Chicago bank holding company with assets of approximately $1.5 billion in 1991. During 1992, the Corporation acquired three bank holding companies in the State of Indiana with aggregate assets of approximately $10.3 billion. The Corporation will continue to regularly explore opportunities for additional acquisitions of financial institutions and related businesses.

     The foregoing acquisitions have enhanced the Corporation's geographic diversity outside of the State of Michigan, particularly in the States of Indiana and Illinois where operations are conducted through second-tier bank holding companies. At December 31, 1993, NBD Indiana, Inc. had consolidated total assets of $10.3 billion and total deposits of $8.4 billion, while NBD Illinois, Inc. had consolidated total assets of $5.0 billion and total deposits of $4.0 billion.

     Additional details of the operations of the Corporation's subsidiaries are set forth under "Item 7. Management's Discussion and Analysis of Earnings and Financial Position -- Organizational Performance" later in this Form 10-K and are incorporated by reference herein.

                               LINES OF BUSINESS

     The three primary lines of business from which the Corporation derives most of its income are corporate banking, retail banking and trust services. A commitment to the development and use of advanced technology has been a key to growth and cost control in all three of these areas.

CORPORATE BANKING

     Services to industry, commerce and government include the maintenance of demand and time deposit accounts and the granting of various types of loans, including loans under lines of credit and revolving credit, term loans, real estate mortgage loans and other specialized loans. In addition, the Corporation's subsidiaries provide financial advisory services and numerous other banking services to its customers. These subsidiaries serve the requirements of large and small industrial and commercial enterprises throughout the Midwest. The Corporation and its subsidiaries also have important banking relationships with many major corporations throughout the country.

RETAIL BANKING

     The retail banking business consists of traditional consumer deposit and loan services, mortgage banking, electronic banking services and safe deposit facilities. Services to individuals include demand, savings and time accounts, charge cards and other open-end credit products, and a variety of installment and mortgage loans. The Corporation has achieved significant growth in this line of business in recent years and has expanded product offerings to include auto leasing, student loans, manufactured housing loans, marine loans, home equity loans and private label credit cards. The Corporation has also begun to make a variety of non-deposit investments, including mutual funds and annuities, available in its branch offices through an unaffiliated third party marketer under the name Charterpoint Investment Centers.

TRUST SERVICES

     The Corporation's subsidiaries furnish a wide range of trust services to individuals, corporations, municipalities and charitable organizations. In terms of total trust assets administered, the trust operation of NBD Bank, N.A. is one of the largest among commercial banks in the United States. NBD Bank, N.A. and the Corporation's other bank and trust company subsidiaries act as trustee of personal, corporate, pension, profit-sharing and other employee-benefit trusts, provide investment advisory and custody services, act as executor, administrator, personal representative and trustee of estates, and act as registrar, fiscal and paying agent for corporations. NBD Bank, N.A. also serves as investment advisor to The Woodward Funds, a mutual fund family of fourteen funds covering a wide variety of investment objectives. As of December 31, 1993, The Woodward Funds ranked as the seventh largest bank-managed fund family in the country, with more than $5.3 billion in assets.

TECHNOLOGY

     The Corporation has made a strong commitment to the development and use of advanced technology across its various lines of business in order to produce low-cost, high-quality products and generate fees. This technological sophistication enables the Corporation and its subsidiaries to realize economies of scale, especially in its newly acquired operations, and to enhance staff productivity. Prominent technological involvements include the operation, under contract with MasterCard, of the computerized transaction routing switch for CIRRUS, a national shared network of automated teller machines (ATMs); and the operation of a similar routing switch for Magic Line, Inc., a regional shared network of ATMs in which the Corporation has an ownership interest. Magic Line, Inc. recently announced a preliminary agreement to merge with Cash Station, Inc., which operates the largest ATM network in Illinois, to form one of the largest ATM networks in the Midwest. It is expected that the Corporation will continue to serve as transaction processor for the combined network. In addition, the Corporation and its subsidiaries are actively involved in technology-based cash management services for the wholesale and middle market, merchant and issuer credit card processing, telephone bill payment services and a telephone banking center.

                                  COMPETITION

     Active competition exists in all principal areas where the Corporation, its bank subsidiaries, and its bank-related subsidiaries are presently engaged, not only with other commercial banks, but also with savings associations, securities brokers, mutual funds, credit unions, finance companies, mortgage bankers, leasing companies, insurance companies and other domestic and foreign financial institutions and various non-financial intermediaries.

                        GOVERNMENT AND MONETARY POLICIES

     The operations of financial institutions may be affected by legislative changes and by the policies of various regulatory authorities. In particular, bank holding companies and their subsidiaries are affected by the credit policies of the Board of Governors of the Federal Reserve System (the Federal Reserve Board) through its regulation of the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements on bank deposits.

                           REGULATION AND SUPERVISION

     Bank holding companies, banks and financial institutions generally are highly regulated, with numerous federal and state laws and regulations governing their activities. As a bank holding company, the Corporation is subject to regulation under the Bank Holding Company Act of 1956, as amended (the Act) and is subject to examination and supervision by the Federal Reserve Board. Under the Act the Corporation is prohibited, with certain exceptions, from acquiring or retaining direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company, and from engaging in activities other than those of banking or of managing or controlling banks, other than subsidiary companies and activities that the Federal Reserve Board determines to be so closely related to the business of banking as to be a proper incident thereto. The acquisition of direct or indirect ownership or control of a bank or bank holding company by the Corporation is also subject to certain restrictions under the Act and applicable state laws.

     Various federal and state laws govern the operations of the Corporation's bank subsidiaries. National banks, including NBD Bank, N.A., are supervised and regulated by the Office of the Comptroller of the Currency under the National Bank Act. Since national banks are also members of the Federal Reserve System and their deposits are insured by the Federal Deposit Insurance Corporation
(FDIC), they are also subject to the applicable provisions of the Federal Reserve Act and the Federal Deposit Insurance Act and, in certain respects, to state laws applicable to financial institutions. The state-chartered bank subsidiaries of the Corporation are, in general, subject to the same or similar restrictions and regulations, but with more extensive regulation and examination by state banking departments, the Federal Reserve Board for Federal Reserve member banks, and the FDIC. NBD Bank, Federal Savings Bank (Florida) is under the regulatory authority of the Office of Thrift Supervision, Department of Treasury.

     The Corporation is a legal entity separate and distinct from its affiliate banks and its non-banking subsidiaries. Accordingly, the right of the Corporation, and thus the right of the Corporation's creditors and shareholders, to participate in any distribution of the assets or earnings of any affiliate bank or other subsidiary is necessarily subject to the prior claims of creditors of such affiliate bank or subsidiary. The principal source of the Corporation's revenues is dividends and fees from its affiliates. There are legal limitations on the extent to which the Corporation's subsidiary banks can lend or otherwise supply funds to the Corporation or certain of its affiliates. Federal law prevents the Corporation from borrowing from its subsidiary banks unless the loans are secured by specified obligations and, with respect to the Corporation or any single non-bank affiliate, such secured loans by any subsidiary bank are generally limited to 10 percent of the subsidiary bank's capital and surplus and, with respect to the Corporation and all of its non-bank affiliates, to an aggregate of 20 percent of the subsidiary bank's capital and surplus. In addition, payment of dividends to the Corporation by subsidiary banks is subject to various state and federal regulatory limitations. Net assets of the Corporation's subsidiary banks not available for dividends or loans amounted to approximately $2,567.9 million at December 31, 1993. In 1994, the Corporation's bank subsidiaries may distribute to the Corporation (in addition to their 1994 net income) approximately $503.0 million in dividends without the prior approval of bank regulatory agencies. In addition, federal bank regulatory agencies have the authority to prohibit the banking organizations they supervise from engaging in what, in the bank regulator's opinion, constitutes an unsafe or unsound practice in conducting its business. Depending upon the financial condition of a bank, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.

     Recent banking legislation, including particularly the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) and the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), has broadened the regulatory powers of the federal bank regulatory agencies. Among other things, FIRREA contains a "cross-guarantee" provision which could result in insured depository institutions owned by the Corporation being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Corporation. In addition, under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. As a result of such policies, the Corporation could be required to commit resources to its subsidiary banks in circumstances where it might not do so absent such policies.

     FDICIA revises sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and provisions for funding of the Bank Insurance Fund (BIF) administered by the FDIC. FDICIA also revises bank regulatory structures embodied in several other federal banking statutes, strengthens the bank regulators' authority to intervene in cases of deterioration of a bank's capital level, places limits on real estate lending and imposes detailed audit requirements. Among the significant revisions that could have an impact on each of the Corporation and its banking subsidiaries is the authority granted the FDIC to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on BIF-member banks so as to maintain the BIF at the designated reserve ratio defined in FDICIA. FDICIA also provides for implementation of a system of risk-based premiums for deposit insurance, which became effective beginning in 1993, pursuant to which the premiums paid by a depository institution are based on the capital strength of each institution within certain defined categories. The new premium assessment rules have not had a material effect on the Corporation's bank subsidiaries and are not expected to have such effect in the future.

     Proposals to change the laws and regulations governing banks, companies that control banks, and other financial institutions are frequently raised in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood of any changes and the impact such changes might have are impossible to determine.

     The bank-related subsidiaries of the Corporation are also supervised and examined by the Federal Reserve Board as well as other applicable regulatory agencies. For example, the Corporation's discount brokerage subsidiaries are subject to supervision and regulation by the Securities and Exchange Commission
(SEC), the National Association of Securities Dealers, Inc. and state securities regulators. Other bank-related subsidiaries are subject to other extensive laws and regulations of both the federal government and the various states in which they are authorized to do business.

ITEM 2. PROPERTIES

     The executive offices of the Corporation are located in the main office of NBD Bank, N.A., a 14-story building in the central financial and business district of Detroit. This building, which has two additional floors below the street level, is owned by NBD Bank, N.A. and occupied exclusively by NBD Bank, N.A., the Corporation and other direct and indirect subsidiaries of the Corporation. The Corporation also owns a 14-story, 300,000 square foot office building in Troy, Michigan, and a 380,000 square foot Technology Center in Van Buren Township, Wayne County, Michigan, near Detroit Metropolitan Airport. During 1993, NBD Bank, N.A. acquired approximately 143 acres of land in Farmington Hills, Michigan for possible future facility needs.

     As of December 31, 1993, the Corporation's subsidiaries operated 699 offices within the United States of which 384 are owned by such subsidiaries and 315 are leased. Foreign offices in London, Frankfurt, Tokyo, Hong Kong, Canada and Australia are located in leased premises. Historic rental expense and anticipated rental payments are set forth under "Item 8. Financial Statements and Supplementary Data -- Note 5. Premises and Equipment" and are incorporated by reference herein.

     All of these properties are considered by management to be suitable and adequate for the purpose intended.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings pending against the Corporation or any of its subsidiaries. On December 17, 1993, without admitting or denying the allegations, NBD Bank, N.A., agreed to the entry of a Consent Judgment in the U.S. District Court for the Southern District of New York in an SEC action brought against NBD Bank, N.A. and other institutions for alleged violations of Regulation U promulgated under Section 7(d) of the Securities Exchange Act of 1934. The SEC alleged that NBD Bank, N.A. and the other defendant banks violated the margin rules by unlawfully extending credit in custodial accounts that the bank maintained for four customers. The Consent Judgment imposed a civil money penalty on NBD Bank, N.A., required it to disgorge custody fees that it had received from the custodial accounts, enjoined NBD Bank, N.A. from future violations of Regulation U and required it to adopt revised policies and procedures with respect to these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Corporation as of March 1, 1994, are as follows:

                                                                                            EXECUTIVE
                                                                                             OFFICER
             NAME                                        POSITION                             SINCE      AGE
- ------------------------------   --------------------------------------------------------   ---------    ---
Verne G. Istock...............   Chairman and Chief Executive Officer....................      1982      53
Thomas H. Jeffs II............   President and Chief Operating Officer...................      1982      55
Thomas M. Miller..............   Vice Chairman...........................................      1992      63
Frederick M. Adams, Jr. ......   Executive Vice President................................      1990      49
Louis Betanzos................   Executive Vice President, Treasurer and Chief Financial       1984      57
                                 Officer.................................................
Gordon S. Crimmins............   Executive Vice President................................      1992      59
Robert A. DeAlexandris........   Executive Vice President................................      1989      53
Philip S. Jones...............   Executive Vice President................................      1989      51
James R. Lancaster............   Executive Vice President................................      1992      62
Donald M. Nowicki.............   Executive Vice President................................      1994      62
Andrew J. Paine, Jr. .........   Executive Vice President................................      1992      56
Jonathan T. Walton............   Executive Vice President................................      1982      63
Joseph M. Grace, Jr. .........   Senior Vice President and Assistant Treasurer...........      1990      57
Gerald K. Hanson..............   Senior Vice President and Comptroller...................      1981      62
Fred J. Johns.................   Senior Vice President and Director of Human Resources...      1992      50
Beth Konrad...................   Senior Vice President...................................      1992      43
Daniel T. Lis.................   Senior Vice President and Secretary.....................      1981      47
Terence C. Wise...............   First Vice President....................................      1991      41

     Officers of the Corporation are elected in the spring of each year at the annual organizational meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

     All of the executive officers of the Corporation named above have held various positions with NBD Bank, N.A. or its affiliates or their predecessors for more than five years.

     There is no family relationship between any of the executive officers, nor is there any arrangement or understanding between any such officer and any other person pursuant to which the officer was elected.

                                    PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     The 160,715,173 shares of common stock of the Corporation outstanding at December 31, 1993, had a market value of $4.8 billion and were held by approximately 28,000 individuals and institutions located throughout the United States and several foreign countries.

     At December 31, 1993, the Corporation had $199,985,000 of 7 1/4% Convertible Subordinated Debentures outstanding. The debentures have been called by the Corporation for redemption on March 15, 1994, at a redemption price of $1,050.75 per $1,000 of principal outstanding. Holders may elect to convert their holdings into the Corporation's common stock before the redemption date at the conversion price of $30.40 per share.

     Since April 1986, NBD Bancorp, Inc. common stock has been included in the Standard & Poor's 500 index. The index is composed of 400 industrials, 40 utilities, 40 financial firms and 20 transportation companies.

     The following table lists the high and low prices of the Corporation's common stock, which trades on the New York Stock Exchange (ticker symbol --
NBD), as well as the quarterly dividends declared per share, in each of the last three years.

                                                                   PRICE RANGE OF
                                                                    COMMON STOCK       DIVIDENDS
                                                                   --------------      DECLARED
                                                                   HIGH      LOW       PER SHARE
                                                                   ----      ----      ---------
          1991
            First Quarter.......................................  $26 7/8   $20 3/4      $0.23 1/3
            Second Quarter......................................   27        22 3/4       0.23 1/3
            Third Quarter.......................................   29        23 1/4       0.23 1/3
            Fourth Quarter......................................   30 1/8    26 1/8       0.25
                                                                                       ---------
                                                                                         $0.95
                                                                                       ---------
                                                                                       ---------
          1992
            First Quarter.......................................  $31 5/8   $28 1/8      $0.25
            Second Quarter......................................   29 5/8    26 3/4       0.25
            Third Quarter.......................................   30 1/2    28 1/8       0.27
            Fourth Quarter......................................   33 1/8    27           0.27
                                                                                       ---------
                                                                                         $1.04
                                                                                       ---------
                                                                                       ---------
          1993
            First Quarter.......................................  $36 3/8   $31 3/8      $0.27
            Second Quarter......................................   36 1/4    29 5/8       0.27
            Third Quarter.......................................   34 3/8    31 3/8       0.27
            Fourth Quarter......................................   34 5/8    28 5/8       0.27
                                                                                       ---------
                                                                                         $1.08
                                                                                       ---------
                                                                                       ---------

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Corporation's consolidated financial statements and the accompanying notes presented elsewhere herein.

                                                                  YEAR ENDED DECEMBER 31
                                          -----------------------------------------------------------------------
                                             1993           1992           1991           1990           1989
                                          -----------    -----------    -----------    -----------    -----------
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Interest Income........................   $ 2,622,820    $ 2,843,797    $ 3,138,893    $ 3,320,312    $ 3,188,254
Interest Expense.......................    (1,064,713)    (1,334,026)    (1,800,759)    (2,077,923)    (2,011,362)
                                          -----------    -----------    -----------    -----------    -----------
Net Interest Income....................     1,558,107      1,509,771      1,338,134      1,242,389      1,176,892
Provision for Possible Credit Losses...      (119,674)      (228,480)      (166,212)      (151,086)      (113,351)
Non-Interest Income....................       585,383        529,208        473,027        412,339        391,444
Non-Interest Expenses..................    (1,321,840)    (1,338,119)    (1,161,127)    (1,055,774)    (1,006,631)
                                          -----------    -----------    -----------    -----------    -----------
Income before Income Taxes.............       701,976        472,380        483,822        447,868        448,354
Income Tax Expense.....................      (220,135)      (134,361)      (122,288)       (99,319)       (97,822)
                                          -----------    -----------    -----------    -----------    -----------
Income before Cumulative Effect of a
  Change in Accounting Principles......       481,841        338,019        361,534        348,549        350,532
Cumulative Effect of a Change in
  Accounting Principles (net of income
  tax effect)..........................         3,950        (37,885)            --             --             --
                                          -----------    -----------    -----------    -----------    -----------
Net Income.............................   $   485,791    $   300,134    $   361,534    $   348,549    $   350,532
                                          -----------    -----------    -----------    -----------    -----------
                                          -----------    -----------    -----------    -----------    -----------
Net Income Per Share (primary):
  Income before Cumulative Effect of a
     Change in Accounting Principles...   $      2.98    $      2.11    $      2.27    $      2.19    $      2.23
  Cumulative Effect of a Change in
     Accounting Principles (net of
     income tax effect)................          0.03          (0.24)            --             --             --
                                          -----------    -----------    -----------    -----------    -----------
Net Income.............................   $      3.01    $      1.87    $      2.27    $      2.19    $      2.23
                                          -----------    -----------    -----------    -----------    -----------
                                          -----------    -----------    -----------    -----------    -----------
Net Income Per Share (fully diluted):
  Income before Cumulative Effect of a
     Change in Accounting Principles...   $      2.93    $      2.06    $      2.23    $      2.17    $      2.17
  Cumulative Effect of a Change in
     Accounting Principles (net of
     income tax effect)................          0.02          (0.22)            --             --             --
                                          -----------    -----------    -----------    -----------    -----------
Net Income.............................   $      2.95    $      1.84    $      2.23    $      2.17    $      2.17
                                          -----------    -----------    -----------    -----------    -----------
                                          -----------    -----------    -----------    -----------    -----------
Dividends Declared Per Share...........   $      1.08    $      1.04    $      0.95    $      0.91    $      0.80
                                          -----------    -----------    -----------    -----------    -----------
                                          -----------    -----------    -----------    -----------    -----------
Shareholders' Equity (Year-end)........   $ 3,248,599    $ 2,940,893    $ 2,716,137    $ 2,533,339    $ 2,345,997
Long-Term Debt (Year-end)..............   $ 1,434,947    $   975,381    $   533,571    $   325,216    $   363,293
Total Assets (Year-end)................   $40,775,905    $40,937,190    $38,760,388    $36,879,336    $35,654,359

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis are intended to cover the significant factors affecting the Corporation's consolidated balance sheet and income statement from 1991 to 1993. It provides shareholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. To establish a framework for this discussion, the major components of the Corporation's operating results for 1993, 1992 and 1991 are summarized in the following table and then discussed in greater detail on subsequent pages.

                                                                              YEAR ENDED DECEMBER 31
                                                                      --------------------------------------
                                                                         1993          1992          1991
                                                                      ----------    ----------    ----------
                                                                                  (IN THOUSANDS)
Net Interest Income................................................   $1,558,107    $1,509,771    $1,338,134
Add: Taxable Equivalent Adjustment.................................       72,316        81,081        91,886
                                                                      ----------    ----------    ----------
Net Interest Income (taxable equivalent basis).....................    1,630,423     1,590,852     1,430,020
Less: Provision for Possible Credit Losses.........................     (119,674)     (228,480)     (166,212)
Trust Fees.........................................................      149,552       139,856       130,262
Service Charges on Deposit Accounts................................      165,416       158,380       137,411
Securities Gains...................................................        9,328         1,614         8,745
Other Non-Interest Income..........................................      261,087       229,358       196,609
                                                                      ----------    ----------    ----------
  Total Income after Provision for Possible Credit Losses..........    2,096,132     1,891,580     1,736,835
                                                                      ----------    ----------    ----------
Compensation.......................................................      703,744       676,240       623,195
Other Non-Interest Expenses........................................      618,096       661,879       537,932
                                                                      ----------    ----------    ----------
  Total Non-Interest Expenses......................................    1,321,840     1,338,119     1,161,127
                                                                      ----------    ----------    ----------
     Tax Equivalent Operating Income...............................      774,292       553,461       575,708
                                                                      ----------    ----------    ----------
Less:
  Income Tax Expense...............................................      220,135       134,361       122,288
  Taxable Equivalent Adjustment....................................       72,316        81,081        91,886
                                                                      ----------    ----------    ----------
     Total Tax Expense (taxable equivalent basis)..................      292,451       215,442       214,174
                                                                      ----------    ----------    ----------
     Income before Cumulative Effect of a Change in Accounting
      Principles...................................................      481,841       338,019       361,534
     Cumulative Effect of a Change in Accounting Principles (net of
      income tax effect)...........................................        3,950       (37,885)           --
                                                                      ----------    ----------    ----------
Net Income.........................................................   $  485,791    $  300,134    $  361,534
                                                                      ----------    ----------    ----------
                                                                      ----------    ----------    ----------

NET INTEREST INCOME

     In the summary of operating results shown above, the excess of interest earned on assets, including loan fees and lease financing income, over the interest paid for funds is designated "Net Interest Income." An adjustment to this figure has been made that increases fully or partially tax-exempt interest income to an amount comparable to interest subject to normal income taxes. An offsetting adjustment of the same amount is made in the income tax section of the earnings summary. Therefore, the final earnings figure remains the same before and after this taxable equivalent adjustment.

     Net interest income on a fully taxable equivalent (FTE) basis accounted for
73.6 percent of total income before any provision for possible credit losses in 1993, 75.0 percent in 1992 and 75.1 percent in 1991. It is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding;
(2) market rates of interest, and (3) income tax rates. The impact of some of these factors can be controlled by management policies and actions. External factors also can have a significant impact on changes in net interest income from one period to another. Some examples of such factors are: (1) the strength of credit demand by customers; (2) liquidity and maturity preferences of savings and time deposit customers; (3) Federal Reserve Board monetary policy, and (4) fiscal and debt management policies of the federal government, including changes in tax laws.

     The following table presents average daily balances, interest income on an FTE basis and interest expense, as well as average rates earned and paid on the Corporation's major asset and liability items for the years 1993, 1992 and 1991.

                                                               YEAR ENDED DECEMBER 31
                   --------------------------------------------------------------------------------------------------------------
                                  1993                                  1992                                  1991
                   ----------------------------------    ----------------------------------    ----------------------------------
                                              AVERAGE                               AVERAGE                               AVERAGE
                                  INTEREST     RATE                     INTEREST     RATE                     INTEREST     RATE
                     AVERAGE      INCOME/     EARNED/      AVERAGE      INCOME/     EARNED/      AVERAGE      INCOME/     EARNED/
                     BALANCE      EXPENSE      PAID        BALANCE      EXPENSE      PAID        BALANCE      EXPENSE      PAID
                   -----------   ----------   -------    -----------   ----------   -------    -----------   ----------   -------
                        (IN THOUSANDS)                        (IN THOUSANDS)                        (IN THOUSANDS)
ASSETS:
Interest-Bearing
  Deposits.......  $   657,010   $   34,185     5.20%    $   759,645   $   47,556     6.26%    $   971,952   $   79,829     8.21%
Investment
  Securities:
  U.S.
    Government...    1,593,508       87,479     5.49       1,362,015       83,918     6.16         855,702       67,649     7.91
  U.S. Government
    Agencies.....    6,642,221      467,444     7.04       6,200,998      498,902     8.05       4,828,034      447,273     9.26
  States and
    Political
  Subdivisions...    1,541,269      132,491     8.60       1,739,332      157,007     9.03       1,874,115      189,649    10.12
  Other..........      476,901       21,717     4.55       1,051,712       60,188     5.72       1,650,117      118,519     7.18
                   -----------   ----------   -------    -----------   ----------   -------    -----------   ----------   -------
Total Investment
  Securities.....   10,253,899      709,131     6.92      10,354,057      800,015     7.73       9,207,968      823,090     8.94
Trading Account
  Securities.....      147,113        5,492     3.73         216,880        9,268     4.27         158,737        9,462     5.96
Money Market
  Investments....      202,713        6,958     3.43         202,183        9,630     4.76         261,801       24,039     9.18
Loans and Leases
  (Net of
  Unearned):
  Domestic:
    Commercial...   13,696,047      960,838     7.02      13,281,779      989,671     7.45      12,438,476    1,152,448     9.27
    Real Estate
  Construction...      813,461       59,112     7.27         993,448       73,054     7.35       1,113,295       99,863     8.97
    Residential
      Mortgage...    2,784,146      229,799     8.25       2,914,692      263,968     9.06       2,684,433      272,310    10.14
    Consumer.....    6,492,505      594,229     9.15       6,125,993      613,827    10.02       5,600,618      623,528    11.13
    Lease
     Financing...      258,266       29,312    11.39         264,846       31,950    12.10         277,646       34,763    12.52
  Foreign........    1,069,098       66,080     6.18       1,114,760       85,939     7.71       1,175,133      111,447     9.48
                   -----------   ----------   -------    -----------   ----------   -------    -----------   ----------   -------
      Total Loans
        and
        Leases...   25,113,523    1,939,370     7.72      24,695,518    2,058,409     8.34      23,289,601    2,294,359     9.85
                   -----------   ----------   -------    -----------   ----------   -------    -----------   ----------   -------
      Total
        Earning
     Assets/Total
        Interest
        Income...  $36,374,258   $2,695,136     7.41%    $36,228,283   $2,924,878     8.07%    $33,890,059   $3,230,779     9.53%
                                 ----------   -------                  ----------   -------                  ----------   -------
Cash and Due From
  Banks..........    2,359,047                             2,087,194                             2,006,288
All Other
  Assets.........    1,692,889                             1,716,868                             1,604,560
Allowance for
  Possible Credit
  Losses.........     (433,851)                             (407,942)                             (376,346)
                   -----------                           -----------                           -----------
                   $39,992,343                           $39,624,403                           $37,124,561
                   -----------                           -----------                           -----------
                   -----------                           -----------                           -----------
LIABILITIES AND
  SHAREHOLDERS'
  EQUITY:
Deposits:
  Savings........  $ 7,251,664   $  182,762     2.52%    $ 6,278,690   $  197,770     3.15%    $ 5,073,641   $  233,513     4.60%
  Money Market
    Accounts.....    5,917,755      166,002     2.81       6,029,589      206,392     3.42       5,255,851      281,075     5.35
  Time...........    8,803,831      399,461     4.54      11,098,035      602,878     5.43      12,889,967      903,079     7.01
  Foreign Office
    Time*........    1,741,225       79,650     4.57       1,614,981      101,674     6.30       1,548,711      133,621     8.63
Short-Term
  Borrowings.....    4,994,163      156,227     3.13       4,624,260      166,756     3.61       3,579,899      207,226     5.79
Long-Term Debt...    1,229,564       80,611     6.56         803,950       58,556     7.28         489,907       42,245     8.62
                   -----------   ----------   -------    -----------   ----------   -------    -----------   ----------   -------
      Total
 Interest-Bearing
Liabilities/Total
        Interest
       Expense...  $29,938,202   $1,064,713     3.56%    $30,449,505   $1,334,026     4.38%    $28,837,976   $1,800,759     6.24%
                   -----------   ----------   -------    -----------   ----------   -------    -----------   ----------   -------
Demand
  Deposits.......    6,097,730                             5,483,688                             4,821,872
All Other
  Liabilities....      836,489                               815,494                               804,475
Shareholders'
  Equity.........    3,119,922                             2,875,716                             2,660,238
                   -----------                           -----------                           -----------
      Total
      Liabilities
        and
    Shareholders'
        Equity...  $39,992,343                           $39,624,403                           $37,124,561
                   -----------                           -----------                           -----------
                   -----------                           -----------                           -----------
Interest Spread
  (Average Rate
  Earned Minus
  Average Rate
  Paid)..........                               3.85%                                 3.69%                                 3.29%
                                              -------                               -------                               -------
                                              -------                               -------                               -------
Net Interest
  Income (FTE)...                $1,630,423                            $1,590,852                            $1,430,020
                                 ----------                            ----------                            ----------
                                 ----------                            ----------                            ----------
Net Interest
  Margin (FTE)
  (Net Interest
  Income/Total
  Earning
  Assets)........                               4.48%                                 4.39%                                 4.22%
                                              -------                               -------                               -------
                                              -------                               -------                               -------

- -------------------------
* Primarily $100,000 and over.
Notes: Nonaccrual loans are included in average balances.
       The FTE adjustments are computed using a combined federal and state income tax rate of 36.4 percent in 1993 and 35.4 percent in 1992 and 1991.

     Net interest income on an FTE basis increased by $39.6 million, or 2.5 percent, in 1993 following a gain of $160.8 million, or 11.2 percent, in 1992.

     A better understanding of the factors accounting for the year-to-year increases in net interest income can be obtained by examining the changes in:
(1) the volume of earning assets and (2) the net interest income produced after the related cost of funding these earning assets.

     The following table allocates total interest income between the amounts earned at the "interest spread" on assets funded with: (1) interest-bearing liabilities and (2) non-interest-bearing liabilities (primarily demand deposits) and equity capital. The interest spread on earning assets funded by interest-bearing liabilities is defined as the difference between the average rate earned on total earning assets and the average rate paid on the interest-bearing liabilities. The interest spread on assets funded with non-interest-bearing sources of funds is simply the rate earned on total earning assets.

     Approximately three-quarters of the $39.6 million increase in total net interest income between 1992 and 1993 can be attributed to an increased interest spread (3.85 percent in 1993 versus 3.69 percent in 1992) on earning assets funded with interest-bearing liabilities, which more than offset the lower volume of earning assets funded by the interest-bearing liabilities. The balance of the increase in net interest income can be accounted for by the significantly higher level of earning assets supported by non-interest-bearing funds during 1993, notwithstanding the lower yield on earning assets (7.41 percent in 1993 versus 8.07 percent in 1992).

     The $160.8 million increase in total net interest income between 1991 and 1992 can be attributed entirely to a higher level of earning assets funded with interest-bearing liabilities at an increased interest spread (3.69 percent in 1992 versus 3.29 percent in 1991). The combination of these two factors more than offset the impact of a substantially lower interest spread (8.07 percent in 1992 versus 9.53 percent in 1991) on a higher level of earning assets funded with non-interest-bearing funds.

                     ANALYSIS OF NET INTEREST INCOME (FTE)

                                             1993                                        1992
                        -------------------------------------            -----------------------------------------
                          AVERAGE                      NET                   AVERAGE                      NET
                          EARNING        INTEREST    INTEREST                EARNING       INTEREST     INTEREST
                          ASSETS          SPREAD      INCOME                 ASSETS         SPREAD       INCOME
                         ----------      --------    --------            --------------    --------     ----------
                                                           (DOLLARS IN THOUSANDS)
SOURCE
  OF
FUNDING:
Interest-Bearing
  Liabilities...         $29,938,202     3.85%       $1,153,519             $30,449,505    3.69%        $1,124,318
Non-Interest-Bearing
  Liabilities
  and
  Equity
  Capital...               6,436,056     7.41           476,904               5,778,778    8.07            466,534
                         -----------                 ----------             -----------                 ----------
Total...                 $36,374,258                 $1,630,423             $36,228,283                 $1,590,852
                         -----------                 ----------             -----------                 ----------
                         -----------                 ----------             -----------                 ----------

                                        1991
                         -------------------------------------
                           AVERAGE                     NET
                           EARNING      INTEREST     INTEREST
                           ASSETS        SPREAD       INCOME
                         ---------      --------     ---------
                                 (DOLLARS IN THOUSANDS)
SOURCE
  OF
FUNDING:
Interest-Bearing
  Liabilities.           $28,837,976    3.29%       $  948,395
Non-Interest-Bearing
  Liabilities
  and
  Equity
  Capital..                5,052,083    9.53           481,625
                          ----------                ----------
Total..                  $33,890,059                $1,430,020
                         -----------                ----------
                         -----------                ----------

     A more detailed analysis of the effect of volume and rate changes on net interest income between 1991, 1992 and 1993 is set forth in the following table.

     For purposes of this table, changes in interest due to volume and rates were determined as follows: (1) volume variance -- change in volume multiplied by previous rate, (2) rate variance -- change in rate multiplied by previous volume, and (3) rate/volume variance -- change in volume multiplied by change in rate. The rate/volume variance was allocated entirely to volume. Net interest income has been computed on a fully taxable equivalent basis and includes loan fees. Average balances for non-accrual loans have been included in this table.

                                                                 YEAR ENDED DECEMBER 31
                                        -------------------------------------------------------------------------
                                                  1993 OVER 1992                         1992 OVER 1991
                                        -----------------------------------    ----------------------------------
                                         VOLUME        RATE         TOTAL       VOLUME       RATE         TOTAL
                                        ---------    ---------    ---------    --------    ---------    ---------
                                                                     (IN THOUSANDS)
Increase (Decrease) in Interest
  Income:
  Interest-Bearing Deposits..........   $  (5,319)   $  (8,052)   $ (13,371)   $(13,320)   $ (18,953)   $ (32,273)
  Investment Securities:
     U.S. Government and Agencies....      45,464      (73,361)     (27,897)    144,628      (76,730)      67,898
     States and Political
       Subdivisions..................     (17,037)      (7,479)     (24,516)    (12,214)     (20,428)     (32,642)
     Other...........................     (26,166)     (12,305)     (38,471)    (34,239)     (24,092)     (58,331)
     Trading Account Securities......      (2,605)      (1,171)      (3,776)      2,489       (2,683)        (194)
     Money Market Securities.........          17       (2,689)      (2,672)     (2,837)     (11,572)     (14,409)
  Loans and Leases:
     Domestic........................      35,230     (134,410)     (99,180)    123,486     (333,928)    (210,442)
     Foreign.........................      (2,803)     (17,056)     (19,859)     (4,708)     (20,800)     (25,508)
                                        ---------    ---------    ---------    --------    ---------    ---------
       Total.........................      26,781     (256,523)    (229,742)    203,285     (509,186)    (305,901)
                                        ---------    ---------    ---------    --------    ---------    ---------
Increase (Decrease) in Interest
  Expense:
  Domestic Office Deposits:
     Savings.........................      24,548      (39,556)     (15,008)     37,825      (73,568)     (35,743)
     Money Market Accounts...........      (3,610)     (36,780)     (40,390)     26,755     (101,438)     (74,683)
     Time............................    (104,644)     (98,773)    (203,417)    (96,540)    (203,661)    (300,201)
  Foreign Office Time Deposits*......       5,915      (27,939)     (22,024)      4,138      (36,085)     (31,947)
  Short-Term Borrowings..............      11,667      (22,196)     (10,529)     37,572      (78,042)     (40,470)
  Long-Term Debt.....................      27,843       (5,788)      22,055      22,876       (6,565)      16,311
                                        ---------    ---------    ---------    --------    ---------    ---------
       Total.........................     (38,281)    (231,032)    (269,313)     32,626     (499,359)    (466,733)
                                        ---------    ---------    ---------    --------    ---------    ---------
Increase (Decrease) in Net Interest
  Income.............................   $  65,062    $ (25,491)   $  39,571    $170,659    $  (9,827)   $ 160,832
                                        ---------    ---------    ---------    --------    ---------    ---------
                                        ---------    ---------    ---------    --------    ---------    ---------

- -------------------------
* Primarily over $100,000.

PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     The Provision for Possible Credit Losses was increased from $166.2 million in 1991 to $228.5 million in 1992 and then reduced to $119.7 million in 1993. Of the $62.3 million increase between 1991 and 1992, approximately $51 million represented provisions to conform acquired banks' loan evaluation policies with those of NBD Bancorp. The reduced provision in 1993 was made in view of the decline in nonperforming loans and a significantly lower level of net loan charge-offs during the year.

     Net charge-offs as a percentage of average loans and leases outstanding rose from 0.65 of 1 percent in 1991 to 0.81 of 1 percent in 1992 and then dropped to 0.46 of 1 percent in 1993. During the past five years, gross charge-offs totaled $996 million, while recoveries amounted to $295 million for a "recovery ratio" of approximately 30 percent. The net charge-off ratio during the same period averaged 0.60 of 1 percent.

     In the commercial loan and lease portfolio, the largest single net charge-off in 1993 was $10.0 million on a loan to a retail chain. During 1992, the largest net charge-off was a $19.2 million balance of a loan to an air transportation company.

     Real estate construction loan net charge-offs totaled $19.4 in 1993 and $22.9 million in 1992 and were spread over several credits in each year. None of the individual charge-offs exceeded $4 million in either year.

     Charge-offs in the residential mortgage loan portfolio were nominal in 1993, as in prior years.

     Charge-off experience in the consumer loan area during 1993 was considerably lower than in either 1992 or 1991 and was below the industry average in each year. The net charge-off ratio was 0.43 of 1 percent in 1993,
0.64 of 1 percent in 1992 and 0.86 of 1 percent in 1991.

     Foreign loan net charge-offs amounted to $12.4 million in 1993, down from $14.1 million in the prior year. The 1993 charge-off figure included the write-off of the remaining $8.7 million balance of credits to individual political entities formerly known as Yugoslavia. Results for 1992 included net charge-offs of $10.5 million in Canada where the economy was experiencing a recession.

     At December 31, 1993, the Allowance for Possible Credit Losses amounted to $423.0 million, or 1.66 percent of total loans and leases outstanding and approximately 157 percent of nonperforming loans, as well as 3.7 times net charge-offs during the year.

     The following tables present an analysis of the Corporation's Allowance for Possible Credit Losses, together with summary loan and lease data, including charge-offs and recoveries, as well as related ratios for the five years ended December 31, 1993

              RECONCILIATION OF ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                                    1993         1992         1991         1990         1989
                                                  ---------    ---------    ---------    ---------    ---------
                                                                         (IN THOUSANDS)
Allowance for Possible Credit Losses:
  Balance, Beginning of Year...................   $ 417,764    $ 377,585    $ 359,254    $ 329,850    $ 327,520
  Losses Charged-Off during Year...............    (206,101)    (256,860)    (211,693)    (176,093)    (145,681)
  Recoveries of Losses Previously
     Charged-Off...............................      91,576       57,112       60,918       51,284       34,399
                                                  ---------    ---------    ---------    ---------    ---------
     Net Loans Charged-Off.....................    (114,525)    (199,748)    (150,775)    (124,809)    (111,282)
  Provision Charged to Operating Expense.......     119,674      228,480      166,212      151,086      113,351
  Other Additions..............................         117       11,447        2,894        3,127          261
                                                  ---------    ---------    ---------    ---------    ---------
Balance, End of Year...........................   $ 423,030    $ 417,764    $ 377,585    $ 359,254    $ 329,850
                                                  ---------    ---------    ---------    ---------    ---------
                                                  ---------    ---------    ---------    ---------    ---------

     In order to comply with certain regulatory reporting requirements, management has prepared the following table that provides the components of the Allowance for Possible Credit Losses by loan category. This breakdown of the Allowance reflects management's best estimate of possible credit losses based on the loss potential associated with specific loans, subjective assessment of risk characteristics in the portfolio and historical loss experience. This breakdown should not be regarded as an indication of future losses or that losses will occur in these proportions.

     The Corporation and its subsidiaries do not maintain specific reserves against any loan or particular group of loans as it is management's policy to charge off all losses as they become known. The Allowance should be considered in its entirety and is available for credit losses across the entire portfolio. It is management's opinion that the Allowance for Possible Credit Losses at December 31, 1993, is adequate to cover future losses.

           ANALYSIS OF ALLOWANCE FOR POSSIBLE CREDIT LOSSES BY CATEGORY

AS OF DECEMBER 31, 1993:

                                                                              DISTRIBUTION
                                                                              OF ALLOWANCE     PERCENT
                                  LOAN CATEGORY                              --------------    OF TOTAL
        ------------------------------------------------------------------   (IN THOUSANDS)    --------
        Commercial........................................................      $135,088          31.9%
        Real Estate Construction..........................................        27,635           6.5
        Residential Mortgage..............................................           734           0.2
        Mortgages Held for Sale...........................................            --            --
        Consumer..........................................................        40,401           9.6
        Lease Financing...................................................         1,363           0.3
        Foreign...........................................................         8,048           1.9
        Unallocated Allowance.............................................       209,761          49.6
                                                                             --------------    --------
                                                                                $423,030         100.0%
                                                                             --------------    --------
                                                                             --------------    --------

                       ANALYSIS OF LOAN AND LEASE LOSSES

                                                         1993        1992        1991        1990        1989
                                                       --------    --------    --------    --------    --------
                                                                            (IN THOUSANDS)
COMMERCIAL LOANS:
  Charge-Offs.......................................   $109,713    $143,687    $ 93,966    $ 74,143    $ 63,668
  Recoveries........................................     56,379      24,609      22,899      28,344      14,937
                                                       --------    --------    --------    --------    --------
  NET CHARGE-OFFS...................................   $ 53,334    $119,078    $ 71,067    $ 45,799    $ 48,731
                                                       --------    --------    --------    --------    --------
REAL ESTATE CONSTRUCTION LOANS:
  Charge-Offs.......................................   $ 24,652    $ 26,201    $ 25,507    $ 29,237    $  5,619
  Recoveries........................................      5,298       3,346       2,810         658         301
                                                       --------    --------    --------    --------    --------
  NET CHARGE-OFFS...................................   $ 19,354    $ 22,855    $ 22,697    $ 28,579    $  5,318
                                                       --------    --------    --------    --------    --------
RESIDENTIAL MORTGAGE LOANS:
  Charge-Offs.......................................   $    210    $    642    $    637    $  1,131    $  1,486
  Recoveries........................................        134         126         270         539         153
                                                       --------    --------    --------    --------    --------
  NET CHARGE-OFFS...................................   $     76    $    516    $    367    $    592    $  1,333
                                                       --------    --------    --------    --------    --------
CONSUMER LOANS:
  Charge-Offs.......................................   $ 54,171    $ 66,116    $ 73,290    $ 65,156    $ 60,811
  Recoveries........................................     26,217      26,944      25,052      19,792      17,480
                                                       --------    --------    --------    --------    --------
  NET CHARGE-OFFS...................................   $ 27,954    $ 39,172    $ 48,238    $ 45,364    $ 43,331
                                                       --------    --------    --------    --------    --------
LEASE FINANCING:
  Charge-Offs.......................................   $  3,064    $  6,000    $ 12,988    $  4,257    $  7,134
  Recoveries........................................      1,702       2,001       1,897         670         639
                                                       --------    --------    --------    --------    --------
  NET CHARGE-OFFS...................................   $  1,362    $  3,999    $ 11,091    $  3,587    $  6,495
                                                       --------    --------    --------    --------    --------
FOREIGN LOANS:
  Charge-Offs.......................................   $ 14,291    $ 14,214    $  5,305    $  2,169    $  6,963
  Recoveries........................................      1,846          86       7,990       1,281         889
                                                       --------    --------    --------    --------    --------
  NET CHARGE-OFFS (RECOVERIES)......................   $ 12,445    $ 14,128    $ (2,685)   $    888    $  6,074
                                                       --------    --------    --------    --------    --------
TOTAL LOANS:
  Charge-Offs.......................................   $206,101    $256,860    $211,693    $176,093    $145,681
  Recoveries........................................     91,576      57,112      60,918      51,284      34,399
                                                       --------    --------    --------    --------    --------
  NET CHARGE-OFFS...................................   $114,525    $199,748    $150,775    $124,809    $111,282
                                                       --------    --------    --------    --------    --------
                                                       --------    --------    --------    --------    --------

                   DAILY AVERAGE LOANS AND LEASES OUTSTANDING

                                                        1993        1992        1991        1990        1989
                                                       -------     -------     -------     -------     -------
                                                                            (IN MILLIONS)
Daily Average Loans and Leases Outstanding:
  Commercial........................................   $13,696     $13,281     $12,439     $11,764     $11,316
  Real Estate Construction..........................       813         993       1,113       1,134         954
  Residential Mortgage..............................     2,784       2,915       2,684       2,605       2,599
  Consumer..........................................     6,493       6,126       5,601       5,207       4,894
  Lease Financing...................................       258         265         278         298         301
  Foreign...........................................     1,069       1,115       1,175       1,131       1,110
                                                       -------     -------     -------     -------     -------
       TOTAL........................................   $25,113     $24,695     $23,290     $22,139     $21,174
                                                       -------     -------     -------     -------     -------
                                                       -------     -------     -------     -------     -------

                       ANALYSIS OF NET CHARGE-OFF RATIOS

                                                             1993       1992       1991       1990       1989
                                                            ------     ------     ------     ------     ------
Net Charge-Offs (Recoveries) as a Percent of Average
  Loans and
  Leases Outstanding:
  Commercial.............................................     0.39%      0.90%      0.57%      0.39%      0.43%
  Real Estate Construction...............................     2.38       2.30       2.04       2.52       0.56
  Residential Mortgage...................................       --       0.02       0.01       0.02       0.05
  Consumer...............................................     0.43       0.64       0.86       0.87       0.89
  Lease Financing........................................     0.53       1.51       3.99       1.20       2.16
  Foreign................................................     1.16       1.27      (0.23)      0.08       0.55
                                                              -----      -----     ------      -----      -----
       Total.............................................     0.46%      0.81%      0.65%      0.56%      0.53%
                                                              -----      -----      -----      -----      -----
                                                              -----      -----      -----      -----      -----

                             SELECTED CREDIT RATIOS

                                                             1993       1992       1991       1990       1989
                                                            ------     ------     ------     ------     ------
Provision for Possible Credit Losses as a Percent of
  Average Loans and Leases Outstanding...................     0.48%      0.93%      0.71%      0.68%      0.54%
  Recoveries as a Percent of Charge-Offs.................    44.43      22.23      28.78      29.12      23.61
Loan Loss Coverage Ratio -- Provision for Possible Credit
  Losses plus Income Before Income Taxes as a Multiple of
  Net Charge-Offs........................................     7.17X      3.51x      4.31x      4.80x      5.05x
Allowance for Possible Credit Losses as a Percent of:
  Net Charge-Offs........................................   369.38%    209.15%    250.43%    287.84%    296.41%
  Total Loans and Leases (year end)......................     1.66       1.66       1.59       1.56       1.51
  Nonperforming Loans and Leases* (year end).............   157.28     118.63      96.72     119.97     157.38

- -------------------------
* Excludes $88.9 million of renegotiated Mexican government debt at December 31, 1992, 1991 and 1990. Concurrent with the implementation of SFAS No. 115, effective December 31, 1993, this debt was reclassified from loans to "Investment Securities Available-for-Sale."

NON-INTEREST INCOME

     Non-interest income increased by $56.2 million, or 10.6 percent, in 1993 following an increase of $56.2 million, or 11.9 percent, in 1992. Approximately one-quarter of the gain between 1991 and 1992 can be attributed to the inclusion of Gainer Bank's revenues in those of the Corporation since January 23, 1992.

     The two largest components of non-interest income, accounting for nearly 54 percent of the total for 1993, were deposit service charges and trust fees. Service charges on deposit account business rose $7.0 million, or 4.4 percent, in 1993 after an increase of $21.0 million, or 15.3 percent, in the prior year. The higher service charge revenues can be attributed to greater account activity, selective increases in charges for certain services and lower earnings credits for business account balances due to a general decline in market rates of interest. Service charge fees in 1992 were boosted by approximately $5 million from the inclusion of Gainer's results.

     Trust fees rose $9.7 million, or 6.9 percent, in 1993 following an increase of $9.6 million, or 7.4 percent in 1992. Approximately $2.2 million of the increase in 1992 is attributable to the inclusion of Gainer's trust revenues. Increased volumes of business, selective fee increases and higher market values contributed to the growth of trust revenues in 1993 and 1992.

     A particularly strong gain in non-interest income was generated from the profits on the sale of mortgages during the past two years. This was the result of the decline in interest rates, which increased the value of mortgages held for sale, as well as from an increased volume of mortgage sales. Other areas exhibiting strong growth during the past two years were data processing fees, mutual fund and annuity product fees, rental income and fees for the issuance of commercial and standby letters of credit. The growth of standby letter of credit business has been fostered by the "double A" credit ratings from Moody's and Standard & Poor's for NBD Bank, N.A. (Michigan).

     The large variability in securities gains over the past three years can be attributed mainly to: (1) a $7.6 million gain taken in 1993 on the sale of an equity holding in a nonbank financial services company and (2) a $5.0 million gain realized from the sale of common stock of the Student Loan Marketing Association in 1991.

     The "Other" classification contains income items that are generally small in amount or infrequent in occurrence. The major factors contributing to the large increase in 1993 were: (1) a gain of $9.6 million on the sale of certain charge card receivables and (2) gains of $13.9 million from the disposal of certain real estate previously acquired in settlement of loans. Included in the "Other" category in 1992 and 1991 were gains of $1.8 million and $4.1 million, respectively, from the sale of common stock warrants.

                                             ANALYSIS OF NON-INTEREST INCOME

                                                                                                    PERCENT CHANGE
                                                                                                  ------------------
                                                          1993         1992             1991      1992-93    1991-92
                                                        --------    ---------         --------    -------    -------
                                                                 (IN THOUSANDS)
Deposit Service Charges..............................   $165,416    $158,380          $137,411       4.4%      15.3%
Trust Income.........................................    149,552     139,856           130,262       6.9        7.4
Charge Card Merchant Processing Fees.................     30,936      31,349            32,959      (1.3)      (4.9)
Profit on Mortgage Sales.............................     30,843      19,082             8,379      61.6      127.7
Data Processing Fees.................................     28,863      25,339            21,070      13.9       20.3
Other Domestic and International Fees................     22,034      24,945            15,405     (11.7)      61.9
Letters of Credit....................................     20,558      18,333            15,391      12.1       19.1
Mortgage Loan Servicing..............................     19,397      19,373            15,230       0.1       27.2
Insurance Premiums and Commissions...................     16,926      16,254            16,671       4.1       (2.5)
Retail Banking Fees..................................     13,389      15,621            12,904     (14.3)      21.1
Foreign Exchange and Translation.....................     12,568      11,741             9,898       7.0       18.6
Rental Income........................................     10,177       8,715             6,941      16.8       25.6
Securities Gains.....................................      9,328       1,614             8,745     478.0      (81.5)
Mutual Fund and Annuity Product Fees.................      8,868       2,946                --     201.0         --
Securities Trading and Underwriting..................      7,671       7,827             6,978      (2.0)      12.2
Charge Card Fees.....................................      5,114       5,959             6,612     (14.2)      (9.9)
Other................................................     33,743      21,874            28,171      54.3      (22.4)
                                                        --------    ---------          --------    -------    -------
Total Other Non-Interest Income......................   $585,383    $529,208          $473,027      10.6%      11.9%
                                                        --------    ---------         --------    -------    -------
                                                        --------    ---------         --------    -------    -------

COMPENSATION EXPENSE

     Total compensation expense rose $27.5 million, or 4.1 percent, in 1993. This was primarily the result of a 3.7 percent increase in average compensation per employee, as average employment on a full-time equivalent basis increased by 65 people, or 0.3 percent, between 1992 and 1993.

     Compensation expense increased by $53.0 million, or 8.5 percent, in 1992. Excluding the effect of the Gainer acquisition, the increase was $29.2 million, or 4.7 percent. While total employment increased by 4.4 percent in 1992, this was more than accounted for by the inclusion of approximately 885 employees from Gainer since early in the year. Excluding the Gainer acquisition, there were 100 fewer employees in 1992 compared to 1991.

     The rate of increase for employee benefit costs has been reduced from 15.1 percent in 1991 to 11.9 percent in 1992 and then to 6.2 percent in 1993. A continuing emphasis on controlling health care costs was responsible for the sharp drop in the rate of increase in total benefit costs in 1993. We continue to monitor our various health care plans to achieve a better control of these costs while still providing a comprehensive plan for employees. Increased employee deductibles were instituted in 1992, and certain other cost-sharing arrangements have been implemented on an annual basis in recent years. While substantial changes in the nation's health care system have been proposed by the Clinton Administration, we cannot determine at this time what the impact might be on the Corporation.

                        ANALYSIS OF COMPENSATION EXPENSE

                                                                                               PERCENT INCREASE
                                                                                              ------------------
                                                            1993        1992        1991      1992-93    1991-92
                                                          --------    --------    --------    -------    -------
                                                                   (IN THOUSANDS)
Salaries...............................................   $535,472    $517,763    $481,571      3.4%        7.5%
Benefits...............................................    168,272     158,477     141,624      6.2        11.9
                                                          --------    --------    --------    -------    -------
Total Compensation Expense.............................   $703,744    $676,240    $623,195      4.1%        8.5%
                                                          --------    --------    --------    -------    -------
                                                          --------    --------    --------    -------    -------
Average Full-Time Equivalent Staff.....................     18,677      18,612      17,827      0.3%        4.4%
                                                          --------    --------    --------    -------    -------
                                                          --------    --------    --------    -------    -------
Per Employee:
  Average Salary Expense...............................   $ 28,670    $ 27,819    $ 27,014      3.1%        3.0%
  Average Benefits Expense.............................      9,010       8,515       7,944      5.8         7.2
                                                          --------    --------    --------    -------    -------
  Average Total Compensation...........................   $ 37,680    $ 36,334    $ 34,958      3.7%        3.9%
                                                          --------    --------    --------    -------    -------
                                                          --------    --------    --------    -------    -------

     The Corporation's pension plans remain well funded. At December 31, 1993, the total projected benefit obligation was $585 million, while the market value of pension fund assets amounted to approximately $583 million. The decline in long-term interest rates and a relative stability in the inflation rate at a lower level in recent years has affected the assumptions used in determining the actuarial present value of the projected benefit obligations. For a more detailed description of the pension and other employee benefit plans, see Note 8 to the Financial Statements.

     During 1992, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement requires accrual of employee postretirement benefits during the years earned while employed. The initial obligation for prior service amounted to $58.9 million ($37.9 million -- or $0.24 per share -- after tax effect). This future obligation was recognized as a one-time charge at the beginning of 1992. The adoption of SFAS No. 106 increased the annual provision for this benefit expense, which is almost entirely related to future health care costs, by approximately $3 million ($0.01 per share after tax effect).

OTHER NON-INTEREST EXPENSES

     All other non-interest expenses declined by $43.8 million between 1992 and 1993. However, the 1992 figure included $76.1 million of one-time merger-related expenses in connection with the INB Financial Corporation (INB) and Summcorp acquisitions. Excluding these special charges, other non-interest expenses rose $32.3 million, or 5.5 percent in 1993, following a $47.9 million, or 8.9 percent increase in 1992. Nearly two-thirds of the increase between 1991 and 1992 can be attributed to the inclusion of Gainer's expenses in 1992 but not in 1991.

     The largest factor accounting for the increase in amortization of intangibles during the past two years is the acceleration of the write-off of certain purchased mortgage servicing rights. This reflects the significant increase in mortgage principal repayments due to an increase in refinancing activities. The $6.1 million decline in purchased services expense between 1992 and 1993 is largely attributable to the corporation's assumption of certain processing activities formerly outsourced by the Indiana banks. A significant portion of the $4.2 million increase in travel and entertainment expense in 1993 can be attributed to the additional travel-related expenses resulting from the large-scale conversion of the Indiana banks' operating systems to those of NBD Bancorp. Expenses involved in other real estate owned rose by $3.1 million in 1993 following an increase of $2.8 million in the prior year. These increases resulted primarily from higher write-downs recorded on properties taken in settlement of loans. The subsequent gain or loss when the property is sold is recognized as "Other" non-interest income. (Net gains on the disposition of such properties amounted to $13.9 million in 1993 but were inconsequential in 1992 and 1991.) The increase of approximately 33 percent in the expense for public relations in 1993 is essentially due to a higher level of charitable contributions.

     The increase in "Other" expense of approximately $12 million between 1991 and 1992 primarily resulted from: (1) a $2.4 million non-recurring loss on sub-leased premises; (2) a $1.5 million prepayment penalty on the retirement of high-rate, long-term debt, and (3) the inclusion of Gainer's expenses since its January 1992 acquisition.

                                            ANALYSIS OF NON-INTEREST EXPENSES

                                                                                                   PERCENT CHANGE
                                                                                                --------------------
                                                      1993           1992             1991       1992-93     1991-92
                                                   --------     --------------     --------     --------     -------
                                                                (IN THOUSANDS)
Occupancy.......................................   $118,063        $111,947        $100,095        5.5%       11.8%
Equipment.......................................     84,280          80,063          76,092        5.3         5.2
FDIC and Other Regulatory Assessments...........     68,766          70,145          62,629       (2.0)       12.0
Amortization of Intangibles.....................     35,742          31,568          26,371       13.2        19.7
Professional Services...........................     29,852          28,099          32,062        6.2       (12.4)
Telephone.......................................     29,174          25,982          23,608       12.3        10.1
Purchased Services..............................     27,628          33,722          28,284      (18.1)       19.2
Operating and Other Taxes.......................     23,629          21,747          21,587        8.7         0.7
Stationery and Supplies.........................     22,958          23,081          23,579       (0.5)       (2.1)
Marketing.......................................     22,025          20,852          19,746        5.6         5.6
Postage.........................................     20,658          20,074          22,335        2.9       (10.1)
Travel and Entertainment........................     18,300          14,134          13,033       29.5         8.4
Other Real Estate Owned Expense.................     11,582           8,474           5,678       36.7        49.2
Public Relations................................     11,134           8,314           7,686       33.9         8.2
Loan and Credit Charges.........................      8,782          10,298           9,396      (14.7)        9.6
Federal Reserve Service Charges.................      8,411           8,145           7,585        3.3         7.4
Armored Carrier and Cartage.....................      8,088           6,779           6,931       19.3        (2.2)
Other Insurance.................................      4,196           4,443           5,361       (5.6)      (17.1)
Other...........................................     64,828          57,941          45,874       11.9        26.3
                                                   --------     --------------     --------     -------     -------
       Sub-Total................................   $618,096        $585,808        $537,932        5.5%        8.9%
Merger-Related Expenses.........................         --          76,071              --         --          --
                                                   --------     --------------     --------     -------     -------
       Total Other Non-Interest Expenses........   $618,096        $661,879        $537,932       (6.6)%      23.0%
                                                   --------     --------------     --------     -------     -------
                                                   --------     --------------     --------     -------     -------

INCOME TAXES

     The Corporation's income tax expense was $220.1 million in 1993, up from $134.4 million in 1992 and $122.3 million in 1991. The increase of $85.7 million in income tax expense for 1993 can be accounted for principally by: (1) a $229.6 million rise in pre-tax income between 1992 (which was impacted by $76.1 million of merger-related expenses) and 1993; (2) an increase in the statutory tax rate, and (3) an increase in the proportion of pre-tax income that was subject to income taxes.

     The statutory tax rate on NBD Bancorp taxable earnings was increased to 35 percent in 1993 from 34 percent in 1992 and 1991. The higher tax rate increased the corporation's income tax expense by $7.0 million; however, this was partially offset by a $4.8 million income tax benefit relating to a revaluation of the net deferred tax receivable to the new tax rate.

     The adoption early in 1993 of SFAS No. 109, "Accounting for Income Taxes," increased reported earnings by nearly $4.0 million, or $0.03 per share. For a more detailed discussion and analysis of income taxes, including the adoption of SFAS No. 109, see Note 9 to the Financial Statements.

     The tax reform act of 1986 raised from 20 percent to 100 percent the disallowance of the interest cost on funds employed to carry most tax-exempt loans and securities acquired after August 7, 1986. As a result of continued maturities in the tax-exempt portfolio, a greater proportion of pre-tax earnings has been subject to federal income taxes in each of the past three years. The effective rate increased from 25.3 percent in 1991 to 28.4 percent in 1992 and then to 31.4 percent in 1993.

     The Corporation's banks are required to maintain sizeable cash reserves at the Federal Reserve Bank. These non-earning reserves are not required of nonbank companies (e.g., money market mutual funds) that offer competitive deposit-type instruments and services. When the average yield on our earning assets (7.41 percent) is applied to the average reserve maintained ($308 million) during 1993, the result is a reduction in after-tax income equal to $0.10 per share. Inasmuch as nearly all of the earnings of the Federal Reserve System (estimated to have been $22 billion in 1993) are remitted to the United States Treasury, this foregone income essentially represents an additional tax on shareholders.

     When all direct taxes and regulatory assessments are added to the interest foregone on cash balances at the Federal Reserve Bank, the Corporation's total "taxes" for 1993 amounted to a very substantial $335 million.

CAPITAL ACCOUNTS

     Shareholders' equity increased by $307.7 million, or 10.5 percent, in 1993, to approximately $3 1/4 billion at year-end. Shareholders' equity, as a percent of total assets, increased from 7.18 percent at the end of 1992 to 7.97 percent at December 31, 1993. This was the highest end-of-year equity capital ratio in nearly 30 years.

                        ANALYSIS OF SHAREHOLDERS' EQUITY

                                                                           1993         1992         1991
                                                                         ---------    ---------    ---------
                                                                                    (IN MILLIONS)
Balance, Beginning of Year............................................   $2,940.9     $2,716.1     $2,533.3
  Net Income for the Year.............................................      485.8        300.1        361.5
  Cash Dividends Declared.............................................     (173.5)      (166.7)      (139.7)
  Shares Issued for Conversion of Subordinated Debentures.............       --           13.1          8.5
  Purchase of Common Stock............................................      (13.4)      (134.2)       (70.8)
  Foreign Currency Translation Adjustment.............................       (1.2)        (4.0)         1.0
  Acquisitions........................................................       --          168.2          6.5
  Deferred Compensation Changes.......................................       (1.0)        31.9         (1.5)
  Other Transactions..................................................       11.0         16.4         17.3
                                                                         ---------    ---------    ---------
Balance, End of Year..................................................   $3,248.6     $2,940.9     $2,716.1
                                                                         ---------    ---------    ---------
                                                                         ---------    ---------    ---------
Book Value Per Common Share, End of Year..............................   $   20.21    $   18.34    $   17.26
Market Value Per Share, End of Year...................................   $   29.75    $   32.75    $   29.75
Market Value as Percent of Book Value.................................      147.2 %      178.6 %      172.4 %
Common Dividends Declared as a Percent of Net Income, Per Share.......       35.9 %       55.6 %       41.9 %
Long-Term Debt as a Percent of Equity Capital Plus Allowance for
  Credit Losses and Long-Term Debt, End of Year.......................       28.1 %       22.5 %       14.7 %
Common Shareholders' Equity as a Percent of:(1)
  Total Assets........................................................        7.8 %        7.3 %        7.2 %
  Earning Assets......................................................        8.6 %        7.9 %        7.8 %
  Loans and Leases, Net of Allowance for Possible Credit Losses and
     Unearned Income..................................................       12.6 %       11.8 %       11.6 %
Common Shareholders' Equity Plus Allowance for Possible Credit Losses
  as a Percent of Loans and Leases(1).................................       14.2 %       13.3 %       13.0 %
Assets to Common Shareholders' Equity(1)..............................       12.82X       13.78x       13.96x
     times
Return on Assets(1)...................................................        1.21%        0.76%        0.97%
     equals
Return on Common Shareholders' Equity(1)..............................       15.57%       10.44%       13.59%
     times
Earnings Retained(2)..................................................       64.29%       44.46%       61.35%
     equals
Internal Equity Capital Growth Rate...................................       10.01%        4.64%        8.34%

- -------------------------
(1) Based on daily average balances.

(2) Excludes impact of conversions of capital notes, purchases and issuance of common stock and other adjustments to capital accounts.

     New regulatory risk-adjusted capital adequacy standards became fully effective on January 1, 1993. The principal features of the new standards are as follows: (1) required capital levels are based on the perceived risk in the various asset categories; (2) certain "off-balance sheet" items, such as standby letters of credit and interest rate swaps, require capital allocations, and (3) the definition of what constitutes capital has been refined. Equity capital, net of certain adjustments for intangible assets and investments in nonconsolidated subsidiaries, and certain classes of preferred stock are considered

Tier 1 capital. Total capital consists basically of Tier 1 capital plus subordinated debt, some types of preferred stock and a limited amount of the Allowance for Possible Credit Losses.

     Regulatory authorities have also established a minimum level of Tier 1 capital to total assets, a so-called "leverage" ratio. The new standards call for minimum Tier 1, Total and Tier 1 Leverage capital ratios of 4 percent, 8 percent and 3 percent, respectively. As can be noted in the following table, the Corporation's ratios have comfortably exceeded these regulatory standards.

                         ANALYSIS OF REGULATORY CAPITAL

                                                                                        DECEMBER 31
                                                                                 --------------------------
                                                                                  1993      1992      1991
                                                                                 ------    ------    ------
                                                                                   (DOLLARS IN MILLIONS)
TIER 1 CAPITAL:
  Common Shareholders' Equity.................................................   $3,249    $2,941    $2,716
  Intangible Assets and Other Adjustments.....................................     (282)     (316)     (316)
                                                                                 ------    ------    ------
       Total Tier 1 Capital...................................................   $2,967    $2,625    $2,400
                                                                                 ------    ------    ------
                                                                                 ------    ------    ------
TOTAL CAPITAL:
  Common Shareholders' Equity.................................................   $3,249    $2,941    $2,716
  Qualifying Allowance for Possible Credit Losses.............................      406       387       366
  Qualifying Long-Term Debt...................................................    1,054       706       363
  Intangible Assets and Other Adjustments.....................................     (285)     (316)     (316)
                                                                                 ------    ------    ------
       Total Capital..........................................................   $4,424    $3,718    $3,129
                                                                                 ------    ------    ------
                                                                                 ------    ------    ------
RISK-BASED CAPITAL RATIOS:
  Tier 1 Capital Ratio........................................................     9.13%     8.48%     8.19%
  Total Capital Ratio.........................................................    13.61%    12.01%    10.68%
  Tier 1 Leverage Ratio.......................................................     7.33%     6.46%     6.24%

     During the past three years, the Corporation has bolstered its regulatory total capital base through the issuance of subordinated debt (totaling $750 million) of the parent company (NBD Bancorp, Inc.). An additional $200 million was raised in 1993 through the issuance of 6 1/4% Subordinated Notes of NBD Bank, N.A. (Michigan).

     The debt that is included in regulatory total capital at December 31, 1993, had no significant scheduled maturities until the year 2002. However, on January 27, 1994, the Corporation called for redemption the $199,985,000 outstanding
7 1/4% Convertible Subordinated Debentures Due 2006 at a price of 105.075 percent of its principal amount, plus accrued interest to the March 15, 1994, redemption date. Holders of the debentures may opt to convert their debentures into NBD Bancorp common stock at a conversion price of $30.40 per share, or
32.895 shares per $1,000 principal amount of debentures. If all debentures were redeemed for cash, the Corporation's pro forma Tier 1 and Total Capital Ratios at year-end 1993 would be 9.10 percent and 12.96 percent, respectively, and the Tier 1 Leverage Ratio would be 7.34 percent.

SOURCE OF FUNDS

     While total funds to support earning assets increased only $146 million, on a daily average basis, or less than 1 percent in 1993, the mix of funds changed significantly. Demand deposits, net of items in process of collection ("float") and due from other banks, increased by $467 million, or nearly 12 percent, on a year-over-year basis. An accommodative Federal Reserve Board monetary policy fostered a strong growth of demand deposits, as did the relatively low level of market rates of interest that encouraged many customers to maintain higher balances to avoid paying certain service charges on their deposit activity. We also believe that the increased level of residential mortgage refinancing activity resulted in higher than normal customer deposits from those who increased their indebtedness as a result of such transactions. For many of these same reasons, as well as customer preference for more liquid asset holdings, total savings account balances averaged nearly $1 billion, or 15.5 percent, higher in 1993 than in the prior year.

     Consumer time deposits declined by more than $1.8 billion, or approximately 20 percent, from the 1992 level, as investors searched for higher market returns when their high-rate time deposits issued in prior years matured. While the proceeds from many of these maturing time deposits were re-deposited in demand and savings accounts, considerable money flowed out of the banking system into direct market investments, including bond and stock mutual funds and annuity products. Indeed, our Charterpoint Investment Centers attracted a substantial amount of this type of investor money, much of which was invested in our proprietary family of Woodward Funds, from which we earn investment management fees.

     Reliance on large (i.e., $100,000 and over) certificates of deposit as a source of funds continued to decline in 1993, as less costly alternatives were utilized to a greater extent.

     Management categorizes time deposits of $100,000 or more as either "Other Time Deposit" or "Large Certificates of Deposit" depending on whether they are considered to be "retail" (i.e., primarily from individuals) or "wholesale" (i.e., primarily from large corporations, institutions or public authorities). However, there is a regulatory requirement to disclose the total amount and maturity distribution of such large time deposits regardless of the source of such funds. At December 31, 1993, domestic time deposits of $100,000 or more in size amounted to approximately $1.5 billion and were scheduled to mature as shown below.

ANALYSIS OF MATURITY DISTRIBUTION OF DOMESTIC TIME DEPOSITS OF $100,000 OR MORE

                                                                             AS OF DECEMBER 31
                                                                                   1993
                                                                             -----------------
                                                                               (IN MILLIONS)
            Amount Maturing in:
              3 Months or Less............................................        $   710
              Over 3 to 6 Months..........................................            225
              Over 6 Months to One Year...................................            288
              Over One Year...............................................            253
                                                                                  -------
                                                                                  $ 1,476
                                                                                  -------
                                                                                  -------

     By closely managing the alternative sources of funds, the Corporation has been able to improve its overall net interest margin on earning assets from 4.13 percent in 1990 to 4.22 percent in 1991, and then to 4.39 percent and 4.48 percent in 1992 and 1993, respectively. Other things equal, each basis point (0.01 percent) increase in the net interest margin equates to an increase in earnings of $0.01 1/2 per share.

                       ANALYSIS OF SOURCES OF FUNDS FOR EARNING ASSETS

                                                                                       FULL YEAR
                                                                DECEMBER    -------------------------------
                                                                  1993       1993        1992        1991
                                                                --------    -------     -------     -------
                                                                       (DAILY AVERAGES IN MILLIONS)
Total Earning Assets.........................................   $36,535     $36,374     $36,228     $33,890
                                                                --------    -------     -------     -------
                                                                --------    -------     -------     -------
Source of Funds:
  Net Core Deposits:
     Demand Deposits (net of items in process of collection
       and due from other banks).............................   $ 4,975     $ 4,499     $ 4,032     $ 3,346
     Savings Deposits........................................     7,836       7,252       6,279       5,073
     Money Market Accounts...................................     5,610       5,918       6,030       5,256
     Other Time Deposits.....................................     6,685       7,226       9,055       9,835
                                                                --------    -------     -------     -------
       Total -- Net Core Deposits............................    25,106      24,895      25,396      23,510
                                                                --------    -------     -------     -------
Large Certificates of Deposit................................     1,491       1,577       2,043       3,055
Foreign Office Time Deposits.................................     1,811       1,741       1,615       1,549
Short-Term Borrowings........................................     4,680       4,994       4,624       3,580
                                                                --------    -------     -------     -------
       Total -- Short-Term Interest-Bearing Funds............     7,982       8,312       8,282       8,184
                                                                --------    -------     -------     -------
Long-Term Debt...............................................     1,434       1,230         804         490
All Other....................................................     2,013       1,937       1,746       1,706
                                                                --------    -------     -------     -------
       Total Sources of Funds................................   $36,535     $36,374     $36,228     $33,890
                                                                --------    -------     -------     -------
                                                                --------    -------     -------     -------
Net Interest Margin (FTE) on Earning Assets..................                  4.48%       4.39%       4.22%
                                                                            -------     -------     -------
                                                                            -------     -------     -------

     The increase in "Long-Term Debt" in recent years is related to management's desire to strengthen the Corporation's and subsidiary banks' risk-based capital ratios, as well as to serve as a funding source for long-term investments, including acquisitions.

     The "All Other" category basically represents that portion of equity capital that funds earning assets.

     A detailed analysis of the composition of our principal short-term borrowings over the past three years is summarized in the following table. The use of "Bank Notes" as a source of funds was initiated late in 1991 and provides an additional source of relatively low-cost funds for asset funding and liquidity purposes. Our ability to issue large amounts of these notes, which are not deposit liabilities and hence do not carry the cost of deposit insurance premiums, is enhanced by the high credit rating that NBD Bank, N.A. (Michigan) has earned in the money markets.

                  ANALYSIS OF PRINCIPAL SHORT-TERM BORROWINGS

                                                                  END OF PERIOD
                                                               -------------------                         MAXIMUM
                                                                          WEIGHTED     DAILY AVERAGE     OUTSTANDING
                                                                          AVERAGE     ---------------      AT ANY
                                                               BALANCE      RATE      BALANCE    RATE     MONTH END
                                                               -------    --------    -------    ----    -----------
                                                                               (DOLLARS IN MILLIONS)
1993:
Repurchase Agreements.......................................   $ 1,586      3.19%     $ 1,404    3.08%     $ 1,586
Treasury Tax and Loan Notes.................................     1,225      2.64          684    2.81        1,347
Federal Funds Purchased.....................................     1,196      2.81        1,729    3.04        2,309
Bank Notes*.................................................     1,103      3.36          923    3.30        1,245
Commercial Paper............................................       159      3.25          143    3.18          196
1992:
Repurchase Agreements.......................................   $ 1,216      3.33%     $   992    3.50%     $ 1,228
Treasury Tax and Loan Notes.................................       730      2.45          551    3.39        1,298
Federal Funds Purchased.....................................     2,413      3.04        2,523    3.54        2,923
Bank Notes*.................................................       450      3.40          232    3.41          550
Commercial Paper............................................       184      3.42          192    3.69          387
1991:
Repurchase Agreements.......................................   $   768      4.06%     $   676    5.63%     $ 1,180
Treasury Tax and Loan Notes.................................     1,282      3.99          540    5.43        1,326
Federal Funds Purchased.....................................     2,698      3.92        2,100    5.77        2,781
Commercial Paper............................................       137      4.65          128    6.10          243

- -------------------------
* With original maturity of less than one year.

INVESTMENT SECURITIES

     Total holdings of investment securities, on a daily average and on a year-end to year-end basis, declined by 1 percent and about 4 1/2 percent, respectively.

     For a number of years, the Corporation has been increasing its holdings of
U. S. Government Agency securities, primarily mortgage pass-through securities issued or guaranteed by the Government National Mortgage Association, Federal National Mortgage Association or Federal Home Loan Mortgage Corporation. These are high-quality, marketable investments that provide yields above those available on U. S. Treasury securities of comparable duration. The "Other" securities category primarily consists of collateralized mortgage obligations backed by federal agency pass-throughs. The substantial volume of refinancings and prepayments of mortgages during 1993 required a concomitant increase in purchases of mortgage-backed securities to maintain portfolio positions.

     Holdings of tax-exempt securities have steadily declined in recent years. The tax reform act of 1986 increased the disallowance of the interest cost of funding all but certain small issues of tax-exempt securities from 20 percent to 100 percent.

                       HOLDINGS OF INVESTMENT SECURITIES

                                                                                     DECEMBER 31
                                                                            ------------------------------
                                                                             1993        1992        1991
                                                                            -------     -------     ------
                                                                                    (IN MILLIONS)
U. S. Government.........................................................   $ 1,500     $ 1,719     $  994
U. S. Government Agencies (principally mortgage-backed)..................     6,965       6,906      5,564
States and Political Subdivisions........................................     1,507       1,604      1,789
Other Securities.........................................................       420         673      1,387
                                                                            -------     -------     ------
  Total..................................................................   $10,392     $10,902     $9,734
                                                                            -------     -------     ------
                                                                            -------     -------     ------

                                                                                    DAILY AVERAGES
                                                                            ------------------------------
                                                                             1993        1992        1991
                                                                            -------     -------     ------
                                                                                    (IN MILLIONS)
U. S. Government.........................................................   $ 1,594     $ 1,362     $  856
U. S. Government Agencies (principally mortgage-backed)..................     6,642       6,201      4,828
States and Political Subdivisions........................................     1,541       1,739      1,874
Other Securities.........................................................       477       1,052      1,650
                                                                            -------     -------     ------
  Total..................................................................   $10,254     $10,354     $9,208
                                                                            -------     -------     ------
                                                                            -------     -------     ------

     Effective December 31, 1993, the Corporation implemented SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This requires the following: (1) debt securities that the Corporation has the positive intent and ability to hold to maturity are to be classified as "Investment Securities Held-to-Maturity" and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling in the near term are to be classified as "Trading Account Securities" and reported at fair value, with unrealized gains and losses included in earnings, and (3) debt and equity securities not classified as "Held-to-Maturity" or "Trading Account" are to be classified as "Investment Securities Available-for-Sale" and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of tax.

     The "Unrealized Loss on Available-for-Sale Securities" component of shareholders' equity shows a negative balance of approximately $7 million, as of December 31, 1993. This essentially represents the unrealized loss (after tax effect) on that date of $88.9 million of United Mexican States obligations that were reclassified for balance sheet purposes from loans to securities on that date. (A further discussion of this indebtedness can be found in the "International Banking" section beginning on page 30.)

     At December 31, 1993, Investment Securities held by the Corporation's banks were classified as follows: (1) Held-to-Maturity -- U. S. Government Securities with remaining maturities of more than two years, essentially all tax-exempt securities and fixed-rate mortgage pass-through securities and (2) Available-for-Sale -- all other investment securities. At that date, the aggregate fair value of the Investment Securities Held-to-Maturity was $410 million, or 6.2 percent, above the carrying value shown on the Consolidated Balance Sheet.

     The maturity distribution and yields, on a fully taxable equivalent basis, of the four major components of the investment securities portfolio at December 31, 1993, are shown below. Investment Securities "Available-for-Sale" and "Held-to-Maturity" are shown separately.

                 INVESTMENT SECURITIES -- YIELDS AND MATURITIES

AS OF DECEMBER 31, 1993:

                                                                                 STATES AND
                                     U. S.            U. S. GOVERNMENT           POLITICAL
                                  GOVERNMENT             AGENCIES**             SUBDIVISIONS              OTHER**
                               -----------------      -----------------      ------------------      -----------------
                               AMOUNT      YIELD      AMOUNT      YIELD      AMOUNT      YIELD*      AMOUNT      YIELD
                               ------      -----      ------      -----      ------      ------      ------      -----
                                                                (DOLLARS IN MILLIONS)
AVAILABLE-FOR-SALE:
Maturities:
  Within 1 year...........      $706       5.02 %     $1,100      3.00 %     $   --          --       $ 93       4.07 %
  After 1 to 2 years......       266       4.49          209      3.25           --          --         22       4.65
  After 2 to 5 years......         3       5.53          455      5.13           --          --        159       3.82
  After 5 to 10 years.....        --         --          157      4.76            1       10.79          1       7.28
  10 years and longer.....        --         --          470      4.96           --          --         75       6.25
  Equity Securities.......        --         --           --        --           --          --         67       4.75
                               ------      -----      ------      -----      ------      ------      ------      -----
                                $975       4.88 %     $2,391      3.92 %     $    1       10.79%      $417       4.57 %
                               ------      -----      ------      -----      ------      ------      ------      -----
                               ------      -----      ------      -----      ------      ------      ------      -----
     Average Maturity.....            1 yr.               4 yrs. 9 mos.           5 yrs. 3 mos.          7 yrs. 8 mos.
                                    ---------            ---------------         ---------------        ---------------
                                    ---------            ---------------         ---------------        ---------------
HELD-TO-MATURITY:
Maturities:
  Within 1 year...........      $ --         --       $2,148      8.00 %     $  231       10.85%      $ --         --
  After 1 to 2 years......        --         --          810      8.10          140       11.43          3       9.00
  After 2 to 5 years......       526       6.16        1,122      8.25          441       11.17         --         --
  After 5 to 10 years.....        --         --          494      7.95          415       10.37         --         --
  10 years and longer.....        --         --           --        --          278        9.78         --         --
                               ------      -----      ------      -----      ------      ------      ------      -----
                                $526       6.16 %     $4,574      8.08 %     $1,505       10.67%      $  3       9.00 %
                               ------      -----      ------      -----      ------      ------      ------      -----
                               ------      -----      ------      -----      ------      ------      ------      -----
     Average Maturity.....        2 yrs. 10 mos.         2 yrs. 11 mos.              6 yrs.             1 yr. 9 mos.
                                 ----------------      -----------------            ---------          --------------
                                 ----------------      -----------------            ---------          --------------

- -------------------------
 * Fully taxable equivalent yield is based on a combined federal and state tax rate of 36.4% in 1993.
** Consists primarily of mortgage-backed securities. The maturity distribution of such securities is based on average expected maturities.
Note: Yields are based on amortized cost of securities.

     For several years, a portion of the tax-exempt portfolio -- $371 million with an average maturity of approximately 5 years at year-end 1993 -- has had its funding spread protected by a series of interest rate "swaps" of comparable amount but shorter maturity. At December 31, 1993, the fair value of this block of tax-exempt securities was approximately $39 million above carrying cost. However, the recognition of the unrealized gains would leave the Corporation with an unfavorable interest rate swap position. The cost of eliminating the rate swap position under the market conditions that prevailed at year-end 1993 would have offset the gain that could have been realized by the sale of these securities. It should be noted that $190 million of rate swaps for these and similar transactions are scheduled to mature in 1994 and another $135 million in 1995.

     Included in the $1,507 million of tax-exempt securities at December 31, 1993, were $462 million of obligations of the State of Michigan and its political subdivisions. Except for the securities issued or guaranteed by the State of Michigan and its political subdivisions, no investment in securities of a single issuer of non-U. S. Government-guaranteed securities exceeded 10 percent of shareholders' equity at December 31, 1993 or 1992.

LOANS AND LEASE FINANCING

     Total loans and leases outstanding, on a daily average basis, increased by $418 million, or 1.7 percent, in 1993, following an increase of $1,405 million, or 6.0 percent, in 1992. Consumer loans and commercial loans were up approximately 6 percent and 3 percent, respectively, in 1993, while real estate construction and residential mortgage loans were about 18 percent and 4 1/2 percent lower, respectively. The significant decline in real estate construction loans in 1993, as well as in 1992, reflects the strenuous efforts made to improve the credit quality of the portfolio, as well as a reduced level of new lending activity.

     The following two tables summarize year-end totals for the major sectors of the Corporation's total loan portfolio over the last five years. The principal change in the mix of the loan portfolio since 1989 is reflected in the growing importance of consumer loans and the decline in the real estate construction loan portfolio.

                                          ANALYSIS OF LOAN AND LEASE PORTFOLIO

                                                                                DECEMBER 31
                                                            ---------------------------------------------------
                                                             1993       1992       1991       1990       1989
                                                            -------    -------    -------    -------    -------
                                                                               (IN MILLIONS)
OUTSTANDINGS:
  Domestic:
     Commercial..........................................   $13,795    $13,588    $12,638    $11,901    $11,734
     Real Estate Construction............................       789        891      1,143      1,132      1,072
     Residential Mortgage................................     2,561      2,648      2,421      2,841      2,530
     Mortgages Held for Sale.............................       256        290        271         73         --*
     Consumer............................................     6,758      6,402      5,751      5,531      5,174
     Lease Financing.....................................       285        258        276        310        294
                                                            -------    -------    -------    -------    -------
          Sub-Total......................................    24,444     24,077     22,500     21,788     20,804
  Foreign................................................     1,107      1,067      1,274      1,179        974
                                                            -------    -------    -------    -------    -------
          Total..........................................   $25,551    $25,144    $23,774    $22,967    $21,778
                                                            -------    -------    -------    -------    -------
                                                            -------    -------    -------    -------    -------

                                                                               DECEMBER 31
                                                            -------------------------------------------------
                                                            1993       1992       1991       1990       1989
                                                            -----      -----      -----      -----      -----
PERCENT DISTRIBUTION:
  Domestic:
     Commercial..........................................    54.0%      54.1%      53.1%      51.8%      53.9%
     Real Estate Construction............................     3.1        3.5        4.8        4.9        4.9
     Residential Mortgage................................    10.0       10.5       10.2       12.4       11.6
     Mortgages Held for Sale.............................     1.0        1.2        1.1        0.3         --*
     Consumer............................................    26.5       25.5       24.2       24.1       23.8
     Lease Financing.....................................     1.1        1.0        1.2        1.4        1.3
                                                            -----      -----      -----      -----      -----
          Sub-Total......................................    95.7       95.8       94.6       94.9       95.5
  Foreign................................................     4.3        4.2        5.4        5.1        4.5
                                                            -----      -----      -----      -----      -----
          Total..........................................   100.0%     100.0%     100.0%     100.0%     100.0%
                                                            -----      -----      -----      -----      -----
                                                            -----      -----      -----      -----      -----

- -------------------------
* "Mortgages Held for Sale" are included in the "Residential Mortgage" category for 1989.

     A more detailed discussion of the major elements of the loan portfolio, as well as an analysis of loans involving highly leveraged transactions (HLTs) and exposures in the commercial real estate sector, including construction loans, can be found on subsequent pages.

     As can be seen in the following tables, the Corporation's domestic business loans at December 31, 1993, were well diversified geographically, as well as by type of borrower.

                                                                                  BY $ LOANS
                                                                                  ----------
            GEOGRAPHIC DISTRIBUTION:
            Southeastern Michigan..............................................       25.5%
            Outstate Michigan..................................................       16.6
            Indiana............................................................       19.6
            Illinois...........................................................       13.3
            Ohio...............................................................        6.4
            California.........................................................        2.2
            Pennsylvania.......................................................        2.1
            New York...........................................................        2.1
            Texas..............................................................        1.9
            Wisconsin..........................................................        1.5
            All Other..........................................................        8.8
                                                                                  ----------
                                                                                     100.0%
                                                                                  ----------
                                                                                  ----------

                                                                                  BY $ LOANS
                                                                                  ----------
            INDUSTRY CONCENTRATION:
            All Manufacturing..................................................       28.2%
            Real Estate -- Holding Companies/Trust.............................       14.3
            Wholesale Trade....................................................        9.1
            Personal...........................................................        7.6
            Services/Professional/Business/Leasing.............................        6.0
            Entertainment/Food/Beverage/Communication..........................        5.7
            Bank/Financial Institutions/Brokers................................        4.9
            Retail Consumer Goods..............................................        4.0
            Transportation Services............................................        3.6
            Real Estate........................................................        3.0
            Government/Education...............................................        2.9
            Agriculture/Forest/Mining..........................................        2.4
            All Other..........................................................        8.3
                                                                                  ----------
                                                                                     100.0%
                                                                                  ----------
                                                                                  ----------

     On June 30, 1992, the banking regulators phased out their definition of HLTs and the related reporting requirements. The following information is based on the regulatory definition in effect prior to June 30, 1992.

     As of December 31, 1993, the Corporation's HLT commitments totaled $337.7 million, and the outstandings under the commitments amounted to $153.5 million. The average commitment size in the HLT portfolio was $10.9 million, and the average outstanding loan was $5.0 million. The largest single commitment was for $30.0 million, of which nothing was outstanding at December 31, 1993. At the same date, a total of $1.0 million involving one company, or 0.7 percent of HLT outstandings, was classified as nonperforming. During 1993, there were net recoveries of $1.6 million on loans previously charged off. During 1992, there were net charge-offs of HLTs amounting to $23.7 million.

     The geographic distribution and industry concentration of the HLT outstandings at year-end 1993 are shown in the following tables.

                                                                                          PERCENT
                                                                            AMOUNT        OF TOTAL
                                                                         -------------    --------
                                                                          (IN MILLIONS)
            GEOGRAPHIC DISTRIBUTION:
            Michigan..................................................      $  73.6          48.0%
            Illinois..................................................         21.2          13.8
            Indiana...................................................         19.2          12.5
            Ohio......................................................         17.8          11.6
            Western U.S...............................................         14.2           9.2
            Eastern U.S...............................................          1.2           0.8
            Southern U.S..............................................           --            --
            Other.....................................................          6.3           4.1
                                                                         -------------    --------
                                                                            $ 153.5         100.0%
                                                                         -------------    --------
                                                                         -------------    --------

                                                                                          PERCENT
                                                                            AMOUNT        OF TOTAL
                                                                         -------------    --------
                                                                          (IN MILLIONS)
            INDUSTRY CONCENTRATION:
            Manufacturing.............................................      $ 107.4          70.0%
            Retail Trade..............................................         20.6          13.4
            Transportation and Communication..........................         17.9          11.7
            Services..................................................          6.0           3.9
            Wholesale Trade...........................................          1.6           1.0
                                                                         -------------    --------
                                                                            $ 153.5         100.0%
                                                                         -------------    --------
                                                                         -------------    --------

     In the commercial real estate sector, construction loans totaled $789 million, while investment property term loans amounted to $1,573 million at December 31, 1993. Approximately 92 percent of the construction loans were located in the Midwest, with 39 percent in the state of Michigan, 30 percent in Indiana and 13 percent in Illinois. The largest loan outstanding was $24.0 million. At year-end 1993, $45.7 million was classified as nonperforming, the largest of which was $6.4 million. One year earlier, the comparable figures were $68.4 million and $6.1 million, respectively. Net charge-offs of construction loans totaled $19.4 million in 1993, compared with $22.9 million in 1992.

     Essentially all of the investment property loans were sited in the Midwest, with 38 percent in Michigan, 32 percent in Indiana and 22 percent in Illinois. The largest loan outstanding at year-end 1993 was for $20.1 million. At December 31, 1993, $49.6 million was classified as nonperforming, the largest of which amounted to $5.6 million. One year earlier, $41.4 million was classified as nonperforming. Net charge-offs of investment property loans amounted to $18.8 million in 1993 and $10.4 million in 1992.

     A more detailed analysis of the outstanding construction and investment property loans at year-end 1993 is shown in the following table. The geographic distribution of commitments to lend and loans outstanding is comparable.

                                                                                  INVESTMENT
                                                    CONSTRUCTION                   PROPERTY
                                                        LOANS                        LOANS                        TOTAL
                                              -------------------------    -------------------------    -------------------------
                                                               PERCENT                      PERCENT                      PERCENT
                                                 AMOUNT        OF TOTAL       AMOUNT        OF TOTAL       AMOUNT        OF TOTAL
                                              -------------    --------    -------------    --------    -------------    --------
                                              (IN MILLIONS)                (IN MILLIONS)                (IN MILLIONS)
GEOGRAPHIC DISTRIBUTION:
Michigan...................................       $ 304           38.5%       $   599          38.0%       $   903          38.2%
Indiana....................................         233           29.6            497          31.6            730          30.9
Illinois...................................         106           13.5            354          22.5            460          19.5
Other Midwest..............................          78           10.0             71           4.5            149           6.3
All Other..................................          68            8.4             52           3.4            120           5.1
                                              -------------    --------    -------------    --------    -------------    --------
                                                  $ 789          100.0%       $ 1,573         100.0%       $ 2,362         100.0%
                                              -------------    --------    -------------    --------    -------------    --------
                                              -------------    --------    -------------    --------    -------------    --------
EXPOSURE BY PROPERTY TYPE:
Retail Center..............................       $  87           11.0%       $   337          21.4%       $   424          18.0%
Office.....................................          79           10.0            289          18.4            368          15.6
Apartments.................................          83           10.5            275          17.5            358          15.2
Industrial.................................          68            8.6            238          15.1            306          13.0
Single Family..............................         115           14.6             38           2.4            153           6.5
Land Development...........................         111           14.1             36           2.3            147           6.2
All Other..................................         246           31.2            360          22.9            606          25.5
                                              -------------    --------    -------------    --------    -------------    --------
                                                  $ 789          100.0%       $ 1,573         100.0%       $ 2,362         100.0%
                                              -------------    --------    -------------    --------    -------------    --------
                                              -------------    --------    -------------    --------    -------------    --------

     In addition to the construction and investment property loans, at year-end 1993, the Corporation's banks held $1,946 million of loans on owner-occupied commercial real estate, of which the largest single category (42 percent) was classified as industrial. Nearly 48 percent of the dollar total was located in Michigan and almost 24 percent and 20 percent in Indiana and Illinois, respectively.

     Residential mortgage loans outstanding, on a daily average basis, declined from $2,915 million in 1992 to $2,784 million in 1993. While the volume of loan originations rose between 1992 and 1993, prepayments, refinancings and loan sales were also higher.

     The consumer loan portfolio increased by $367 million, or 6.0 percent, from $6,126 million on a daily average basis in 1992 to $6,493 million in 1993. It ended the year at $6,758 million.

     The 1992 acquisitions of INB, Summcorp and Gainer significantly expanded the size and changed the composition of the consumer loan portfolio. In particular, the large credit card and student loan balances of INB have noticeably increased the relative size of these types of loans within the corporation's total consumer loan portfolio.

     The expansion of the consumer loan portfolio in recent years has been considerably greater than the growth in both the Corporation's total loan portfolio and total earning assets. With more than 600 banking offices in five states, the network is in place to support continued good growth in the consumer loan portfolio.

     Consumer loan loss experience continues to compare favorably with industry averages. This is the result of the high underwriting standards employed in extending credit, as well as the close monitoring of delinquency trends within the loan portfolio. It also reflects the particular mix of the portfolio, which includes a relatively large proportion of home equity loans and government-guaranteed student loans. Net charge-offs, as a percentage of average outstandings, amounted to

0.86 and 0.87 of 1 percent in the recession years of 1990 and 1991, respectively. As the subsequent business recovery gathered strength, the net charge-off ratio declined to 0.64 of 1 percent in 1992 and then to 0.43 of 1 percent in 1993.

                                                                           DECEMBER 31
                                  ---------------------------------------------------------------------------------------------
                                                                                                               1991
                                                                                                        (EXCLUDING INDIANA
                                             1993                             1992                         ACQUISITIONS)
                                  ---------------------------      ---------------------------      ---------------------------
                                                     PERCENT                           PERCENT                          PERCENT
                                     AMOUNT          OF TOTAL         AMOUNT           OF TOTAL        AMOUNT           OF TOTAL
                                  -------------      --------      -------------       --------     -------------       --------
                                  (IN MILLIONS)                    (IN MILLIONS)                    (IN MILLIONS)
Automotive.....................      $ 3,047            45.1%         $ 2,762            43.2%         $ 1,679            44.5%
Home Equity....................        1,023            15.1            1,079            16.8              771            20.5
Student Loans..................          773            11.4              689            10.8              163             4.3
Credit Card....................          614             9.1              729            11.4              329             8.7
Recreational Vehicles..........          324             4.8              248             3.9              192             5.1
Manufactured Housing...........          316             4.7              286             4.4              252             6.7
Marine.........................          192             2.8              179             2.8              123             3.3
All Other......................          469             7.0              430             6.7              260             6.9
                                     --------        --------         --------         --------        --------        --------
                                     $ 6,758           100.0%         $ 6,402           100.0%         $ 3,769           100.0%
                                     --------        --------         --------         --------        --------        --------
                                     --------        --------         --------         --------        --------        --------

     Foreign loans, on a daily average basis, declined by $46 million, or 4.1 percent, in 1993, following a decline of $60 million, or 5.1 percent, in 1992. In part, this trend reflects generally weak economic conditions in most major overseas markets where we are represented.

NONPERFORMING LOANS

     Nonperforming loans are defined to include loans on which interest is not being accrued and restructured loans where interest rates have been renegotiated at below market rates. The trend of such loans over the past five year ends is shown below. Also shown are: (1) loans 90 days or more past due but still accruing interest -- largely consumer loans, which are charged off when they become 120 days to 150 days past due, and (2) Other Real Estate Owned, which primarily represents the value of collateral taken in settlement of loans.

                                            ANALYSIS OF NONPERFORMING LOANS

                                                                                     DECEMBER 31
                                                                       ---------------------------------------
                                                                       1993    1992     1991     1990     1989
                                                                       ----    -----    -----    -----    ----
                                                                                (DOLLARS IN MILLIONS)
Nonaccrual
  Domestic..........................................................   $265     $327     $367     $283    $196
  Foreign...........................................................      1       24       13        4       2
Restructured........................................................      3        1*      10*      12*     12
       Total Nonperforming Loans....................................   $269     $352     $390     $299    $210
Nonperforming Loans as a Percent of:
  Total Loans and Leases............................................   1.05%    1.40%    1.64%    1.30%   0.96%
  Total Assets......................................................   0.66     0.86     1.01     0.81    0.59
  Equity Capital plus Allowance for Possible Credit Losses..........   7.33    10.49    12.62    10.35    7.83
Loans 90 Days or More Past Due......................................   $ 37    $  37    $  44    $  35    $ 32
Other Real Estate Owned.............................................   $ 44    $  58    $  60    $  33    $ 17

- -------------------------
* Excludes $88.9 million of United Mexican States (UMS) obligations (secured by zero-coupon U.S. Treasury securities of comparable maturity) that were renegotiated early in 1990 at a then below market rate. These obligations were reclassified to "Investment Securities Available-for-Sale" at year-end 1993, concurrent with the implementation of SFAS No. 115.

     Total nonperforming loans declined by $83 million, or 23.6 percent, in 1993 following a decrease of $38 million, or 9.7 percent, during 1992. Approximately 62 percent of the net reduction in nonperforming loans during 1993 can be accounted for by a combination of repayments, charge-offs and a return to performing status on three credits -- two retailing firms and a manufacturing concern -- and an $8.7 million charge-off of the remaining balance of loans to individual political entities formerly known as Yugoslavia. The largest nonperforming loan at December 31, 1993, was the $21.6 million balance of a loan to another retail firm. No other nonperforming loan exceeded $7 million at year-end 1993.

     The largest reductions within the nonperforming category between year-ends 1991 and 1992 were: (1) the $19.7 million balance of a loan to an air transportation company that was charged off during 1992 and (2) the return to performing status of a $12.4 million balance of a loan to a cable television operation. The four largest nonperforming loans at December 31, 1992, totaled $51.5 million. They were essentially eliminated during 1993 as described in the preceding paragraph.

     The interest foregone for the past two years based on nonperforming loans at each year end was as follows:

                                                                                            1993
                                                                              ---------------------------------
                                                                               GROSS      INTEREST     INTEREST
                                                                              INTEREST    COLLECTED    FOREGONE
                                                                              --------    ---------    --------
                                                                                       (IN THOUSANDS)
Domestic Loans.............................................................   $ 18,208     $ 6,141     $ 12,067
Foreign Loans (includes renegotiated Mexican debt).........................         76          --           76
                                                                              --------    ---------    --------
                                                                              $ 18,284     $ 6,141     $ 12,143
                                                                              --------    ---------    --------
                                                                              --------    ---------    --------
Per Share (after tax effect)...............................................                               $0.05
                                                                                                       --------
                                                                                                       --------

                                                                                            1992
                                                                              ---------------------------------
                                                                               GROSS      INTEREST     INTEREST
                                                                              INTEREST    COLLECTED    FOREGONE
                                                                              --------    ---------    --------
                                                                                       (IN THOUSANDS)
Domestic Loans.............................................................   $ 29,998     $ 12,444    $ 17,554
Foreign Loans (includes renegotiated Mexican debt).........................      5,256        6,012        (756)
                                                                              --------    ---------    --------
                                                                              $ 35,254     $ 18,456    $ 16,798
                                                                              --------    ---------    --------
                                                                              --------    ---------    --------
Per Share (after tax effect)...............................................                               $0.07
                                                                                                       --------
                                                                                                       --------

     In addition to the loans classified as nonperforming, there were other loans totaling $56.2 million at December 31, 1993 (and $73.1 million at December 31, 1992), where management was closely monitoring the borrowers' ability to comply with payment terms, but where existing conditions did not warrant either a partial charge-off or classification as nonaccrual. The largest of such loans was $13.2 million at year-end 1993.

MATURITY AND RATE SENSITIVITY OF LOANS

     The following tables summarize the maturity distribution and interest rate sensitivity of the loan portfolio, excluding real estate mortgage and consumer loans. There was a modest increase in the proportion of these loans that were scheduled to mature within one year between year-ends 1992 and 1993. This increase was more than accounted for by changes in the scheduled maturities within the Commercial and Foreign categories, inasmuch as the reduced level of Real Estate Construction outstandings included a lesser proportion of maturities of one year or less at year-end 1993.

                                            MATURITY DISTRIBUTION OF LOANS

                                               DECEMBER 31, 1993                                 DECEMBER 31, 1992
                                   -----------------------------------------         -----------------------------------------
                                                    DUE IN                                            DUE IN
                                   -----------------------------------------         -----------------------------------------
                                   1 YEAR     OVER 1 TO    OVER 5                    1 YEAR     OVER 1 TO    OVER 5
                                   OR LESS     5 YEARS     YEARS      TOTAL          OR LESS     5 YEARS     YEARS      TOTAL
                                   -------    ---------    ------    -------         -------    ---------    ------    -------
                                             (DOLLARS IN MILLIONS)                             (DOLLARS IN MILLIONS)
Commercial......................   $ 9,571     $ 3,605      $619     $13,795         $ 9,175     $ 3,550      $863     $13,588
Real Estate Construction........       518         240        31         789             687         185        19         891
Foreign.........................       989          99        19       1,107             825         128       114       1,067
                                   -------    ---------    ------    -------         -------    ---------    ------    -------
    Total.......................   $11,078     $ 3,944      $669     $15,691         $10,687     $ 3,863      $996     $15,546
                                   -------    ---------    ------    -------         -------    ---------    ------    -------
                                   -------    ---------    ------    -------         -------    ---------    ------    -------
Percent of Total................      70.6%       25.1%      4.3%      100.0%           68.7%       24.9%      6.4%      100.0%

     The total amount of loans with maturities beyond one year declined by $246 million, or 5.1 percent, between December 31, 1992, and the end of 1993. At the same time, the proportion of these loans that carried fixed rates of interest rose from 52.7 percent at year-end 1992 to 53.6 percent at December 31, 1993. The significantly lower level of foreign loans carrying a fixed rate of interest is in large part due to the reclassification of approximately $89 million of renegotiated Mexican debt from the loan category to "Investment Securities Available-for-Sale." This indebtedness is discussed in greater detail in the following section on International Banking.

                     LOANS WITH MATURITIES BEYOND ONE YEAR

                                                            DECEMBER 31, 1993                      DECEMBER 31, 1992
                                                      ------------------------------         ------------------------------
                                                      FIXED      VARIABLE                    FIXED      VARIABLE
                                                       RATE        RATE       TOTAL           RATE        RATE       TOTAL
                                                      ------     --------     ------         ------     --------     ------
                                                          (DOLLARS IN MILLIONS)                  (DOLLARS IN MILLIONS)
Commercial.........................................   $2,311      $1,913      $4,224         $2,288      $2,125      $4,413
Real Estate Construction...........................       77         194         271             70         134         204
Foreign............................................       85          33         118            201          41         242
                                                      ------     --------     ------         ------     --------     ------
    Total..........................................   $2,473      $2,140      $4,613         $2,559      $2,300      $4,859
                                                      ------     --------     ------         ------     --------     ------
                                                      ------     --------     ------         ------     --------     ------
Percent of Total...................................     53.6%       46.4%      100.0%          52.7%       47.3%      100.0%

     The following table details the residential mortgage and consumer loan portfolios, as of December 31, 1993 and 1992, according to management's estimate of their sensitivity to interest rate changes. For purposes of this analysis, Mortgages Held for Sale have been included in the Residential Mortgage totals.

     The proportion of the residential mortgage portfolio that was of a variable rate nature or scheduled to mature within one year declined from 61.2 percent ($1,798 million out of $2,938 million) at the end of 1992 to 46.8 percent ($1,317 million out of $2,817 million) at year-end 1993. This decrease reflects customers' actions taken to lock in relatively low rates at the time of original borrowing or when existing loans were refinanced.

     At both year-ends 1992 and 1993, approximately 57 1/2 percent of total consumer loans were considered to be sensitive to interest rate changes within a one-year time horizon.

          RATE SENSITIVITY OF RESIDENTIAL MORTGAGE AND CONSUMER LOANS

                                                                                                 AFTER
                                                 1994       1995      1996     1997     1998     1998     TOTAL
                                                ------     ------     ----     ----     ----     ----     ------
                                                                     (DOLLARS IN MILLIONS)
AS OF DECEMBER 31, 1993:
  Residential Mortgage.......................   $1,317     $  272     $211     $205     $236     $576     $2,817
  Consumer...................................    3,900      1,291      764      396      158      249      6,758
                                                ------     ------     ----     ----     ----     ----     ------
                                                $5,217     $1,563     $975     $601     $394     $825     $9,575
                                                ------     ------     ----     ----     ----     ----     ------
                                                ------     ------     ----     ----     ----     ----     ------
Percent of Total.............................     54.5%      16.3%    10.2%     6.3%     4.1%     8.6%     100.0%
                                                ------     ------     ----     ----     ----     ----     ------
                                                ------     ------     ----     ----     ----     ----     ------

                                                                                               AFTER
                                               1993       1994      1995     1996     1997      1997      TOTAL
                                              ------     ------     ----     ----     ----     ------     ------
                                                                    (DOLLARS IN MILLIONS)
AS OF DECEMBER 31, 1992:
  Residential Mortgage.....................   $1,798     $  148     $150     $121     $142     $  579     $2,938
  Consumer.................................    3,674        880      589      399      321        539      6,402
                                              ------     ------     ----     ----     ----     ------     ------
                                              $5,472     $1,028     $739     $520     $463     $1,118     $9,340
                                              ------     ------     ----     ----     ----     ------     ------
                                              ------     ------     ----     ----     ----     ------     ------
Percent of Total...........................     58.6%      11.0%     7.9%     5.5%     5.0%      12.0%     100.0%
                                              ------     ------     ----     ----     ----     ------     ------
                                              ------     ------     ----     ----     ----     ------     ------

INTERNATIONAL BANKING

     The Corporation's foreign cross-border outstandings consist primarily of loans, interest-bearing deposits, bankers' acceptances and federal funds sold. An item is classified as either foreign or domestic based on the domicile of the party ultimately responsible for payment. The balances are reported net of any legally enforceable written guarantees by domestic or other non-local partners. Assets of our foreign offices denominated in the local currency are included to the extent that they are not hedged or are not funded by local currency borrowings. At December 31, 1993 and 1992, total foreign cross-border outstandings amounted to $900 million, compared to $1.0 billion at the end of 1991.

     During the first quarter of 1990, $88.9 million of Mexican debt was exchanged for new United Mexican States (UMS) 30-year bonds. The debt that was exchanged had interest rates at 13/16 of 1 percent above the London interbank rate for three-or six-month Eurodollar deposits and had maturities not extending beyond December 31, 2006. The bonds bear interest at 6.25 percent and had a market value of approximately $74 million at December 31, 1993, up from $58 million and $55 million at year-ends 1992 and 1991, respectively. These bonds are collateralized by zero-coupon U. S. Treasury bonds, which have an identical final maturity. The collateral is held at the Federal Reserve Bank of New York. Payment of semi-annual interest on the bonds is collateralized by cash or permitted short-term investments in an amount equal to but not less than 18 months' interest on a rolling basis. Interest collateral also is held at the collateral agent for the benefit of the bondholders. These bonds are fully performing in compliance with terms of the exchange agreements.

     Included in foreign outstandings at year-end 1992 were $10.4 million in aggregate (all of which was nonperforming) for countries that management considered to be experiencing severe economic and liquidity problems. There were no such credits outstanding at year-end 1993.

STANDBY LETTERS OF CREDIT

     At December 31, 1993, aggregate standby letters of credit (SLC) of various subsidiaries amounted to $1,720 million. The comparable amounts at year-ends 1992 and 1991 were $1,558 million and $1,203 million, respectively. While these dollar amounts represent contingent liabilities of the Corporation's issuing banks, they are not reflected on the Consolidated Balance Sheet since funds had not been advanced against the commitments.

     Fees for the "standby" backing are generally recognized over the life of the commitment. Such fees recognized in 1993 and 1992 were $9.6 million and $7.9 million, respectively. At year-end 1993, total SLC fees received but not yet recognized as income amounted to $4.6 million. The comparable figure one year earlier was $4.4 million.

     The following table summarizes the Corporation's SLC position as of year-ends 1993 and 1992 according to maturity and type of obligation guaranteed.

                           STANDBY LETTERS OF CREDIT

                                                                                    EXPIRING IN:
                                                              ---------------------------------------------------------
                                                              1 YEAR     OVER 1 TO 3    OVER 3 TO 5    OVER 5
                                                              OR LESS       YEARS          YEARS       YEARS     TOTAL
                                                              -------    -----------    -----------    ------    ------
                                                                                    (IN MILLIONS)
AS OF DECEMBER 31, 1993:
To Guarantee Performance of:
  Industrial Revenue Bonds.................................    $ 196      $ 261          $ 131        $ 72      $  660
  Other Corporate Obligations..............................      671        159             56          26         912
  Insurance Companies and Depository Institutions..........       89         12              3          --         104
  Municipal Obligations....................................       14         30             --          --          44
                                                              -------    -----------    -----------    ------    ------
                                                               $ 970      $ 462          $ 190        $ 98      $1,720
                                                              -------    -----------    -----------    ------    ------
                                                              -------    -----------    -----------    ------    ------

                                                                                    EXPIRING IN:
                                                              ---------------------------------------------------------
                                                              1 YEAR       1 TO 3         3 TO 5       OVER 5
                                                              OR LESS       YEARS          YEARS       YEARS     TOTAL
                                                              -------    -----------    -----------    ------    ------
                                                                                    (IN MILLIONS)
AS OF DECEMBER 31, 1992:
To Guarantee Performance of:
  Industrial Revenue Bonds.................................    $ 147      $ 239          $ 155        $ 67      $  608
  Other Corporate Obligations..............................      588        143             39          24         794
  Insurance Companies and Depository Institutions..........       57         26              4          --          87
  Municipal Obligations....................................        7         61              1          --          69
                                                              -------    -----------    -----------    ------    ------
                                                               $ 799      $ 469          $ 199        $ 91      $1,558
                                                              -------    -----------    -----------    ------    ------
                                                              -------    -----------    -----------    ------    ------

     The credit risk associated with SLC commitments is evaluated and monitored using the same policies and practices applicable to commercial loans.

RATE SENSITIVITY ANALYSIS

     The difference between the amount of earning assets and interest-bearing liabilities that would reprice, within comparable time periods, in response to changes in the level of interest rates is typically referred to as the asset or liability funding gap or the rate sensitivity position. To mitigate the potential impact on earnings of changes in interest rates, it is the Corporation's policy that the cumulative asset or liability gap out to one year may not exceed 10 percent of total earning assets, although individual bank subsidiaries, other than NBD Bank, N.A. (Michigan), may exceed this level from time to time with the approval of NBD Bancorp management. Positions are monitored daily by management and reviewed monthly by the Board of Directors for compliance with corporate policy.

     Simulations of the effect on net interest income of changes in interest rate levels, of various magnitudes and over various time periods, are periodically reviewed by management to determine, given the probability of interest rate changes, whether changes in the composition of the balance sheet are prudent.

     As highlighted in the accompanying table, at December 31, 1993, the Corporation's interest rate sensitivity showed a net asset sensitive position of $606 million (1.6 percent of earning assets) within a one-year maturity range, a net liability sensitivity of $1,636 million (4.4 percent of earning assets) out to six months, and a net liability sensitive position of $1,784 million (4.8 percent of earning assets) in the shorter maturity range of 1-90 days.

      RATE SENSITIVITY OF EARNING ASSETS AND INTEREST-BEARING LIABILITIES

                                             1-30       31-90     91-180     181-365      1-5      OVER 5
                                             DAYS       DAYS       DAYS       DAYS       YEARS     YEARS      TOTAL
                                            -------    -------    -------    -------    -------    ------    -------
                                                                         (IN MILLIONS)
AS OF DECEMBER 31, 1993:
Interest-Bearing.........................   $   532    $   137    $    48    $     5    $    --    $   --    $   722
Investment Securities....................       943        559        749      2,183      4,208     1,750     10,392
Trading Account Securities...............       110         --         --         --         --        --        110
Federal Funds Sold & Resale Agreements...       282         --         --         --         --        --        282
Loans -- Domestic........................    11,574      1,853      1,584      2,007      5,647     1,494     24,159
       -- Foreign........................       642        231         79         44         91        20      1,107
Lease Financing..........................         7         13         26         42        180        17        285
                                            -------    -------    -------    -------    -------    ------    -------
     Total Earning Assets................   $14,090    $ 2,793    $ 2,486    $ 4,281    $10,126    $3,281    $37,057
                                            -------    -------    -------    -------    -------    ------    -------
Savings and Time Deposits................   $ 6,984    $ 1,495    $ 1,427    $ 1,442    $ 1,996    $2,182    $15,526
Money Market Accounts....................     4,553         --         --         --         --     1,009      5,562
Foreign Office Deposits..................     1,767        224         28         46          1        --      2,066
Short-Term Borrowings....................     3,481        789        750        335         --        --      5,355
Long-Term Debt...........................        --         96         --        155        220       964      1,435
                                            -------    -------    -------    -------    -------    ------    -------
     Total Interest-Bearing
       Liabilities.......................   $16,785    $ 2,604    $ 2,205    $ 1,978    $ 2,217    $4,155    $29,944
                                            -------    -------    -------    -------    -------    ------    -------
Net Interest Rate Swap Position..........   $   350    $   372    $  (133)   $   (61)   $  (611)   $   83    $    --
                                            -------    -------    -------    -------    -------    ------    -------
Net Asset (Liability) Funding Gap........   $(2,345)   $   561    $   148    $ 2,242    $ 7,298    $ (791)   $ 7,113
                                            -------    -------    -------    -------    -------    ------    -------
Cumulative Net Asset (Liability) Funding
  Gap....................................   $(2,345)   $(1,784)   $(1,636)   $   606    $ 7,904    $7,113    $    --
                                            -------    -------    -------    -------    -------    ------    -------
                                            -------    -------    -------    -------    -------    ------    -------

     At year-end 1993, total earning assets exceeded aggregate interest-bearing liabilities by $7,113 million. These assets were funded by demand deposits and equity capital of the Corporation. These interest-free sources funded 19.2 percent of total earning assets at that date.

     Beginning in the second quarter of 1984, the Corporation entered into a series of interest rate swaps. The primary purposes of these rate management swaps has been to provide a greater assurance of fixing the net interest spread on certain earning assets in the investment, loan and lease financing portfolios and, to a lesser extent, to hedge certain long-term debt costs. At the end of 1993, there were $1,381 million of interest rate swap contracts outstanding for these purposes, as shown in the following table.

               ANALYSIS OF INTEREST RATE MANAGEMENT SWAP POSITION

AS OF DECEMBER 31, 1993:

                                                                HEDGING OF FIXED RATE ASSETS
                                        -----------------------------------------------------------------------------
                                                              FIXED RATES PAYABLE          VARIABLE RATES RECEIVABLE
                                          NOTIONAL        ---------------------------     ---------------------------
MATURITIES:                                VALUE              RANGE          AVERAGE          RANGE          AVERAGE
                                        -------------     ---------------     -------     ---------------     -------
                                        (IN MILLIONS)
Within 1 year........................    $   594           3.60% to 14.80%      8.40%     2.99% to 7.30%        3.46%
After 1 to 2 years...................        412           4.65 to 13.43        8.95       3.25 to 6.00         3.53
After 2 to 5 years...................        207           4.48 to 10.12        8.06       3.22 to 5.94         3.64
After 5 years........................         37           8.25 to 9.14         8.97           3.50             3.50
                                        ----------
                                         $ 1,250
                                        ----------
                                        ----------

                                                              HEDGING OF FIXED RATE LIABILITIES
                                        -----------------------------------------------------------------------------
                                                            FIXED RATES RECEIVABLE          VARIABLE RATES PAYABLE
                                          NOTIONAL        ---------------------------     ---------------------------
MATURITIES:                                VALUE              RANGE          AVERAGE          RANGE          AVERAGE
                                        -------------     ---------------     -------     ---------------     -------
                                        (IN MILLIONS)
Within 1 year........................   $     3            11.34%           11.34%          4.80%            4.80%
After 1 to 2 years...................         8             6.19             6.19           3.50             3.50
After 2 to 5 years...................        --              --                --            --                --
After 5 years........................       120         7.82 to 7.94         7.85       3.44 to 3.50         3.45
                                        ----------
                                        $   131
                                        ----------
                                        ----------

     By itself, the effect of carrying the interest rate management swap position was to reduce the Corporation's aggregate net interest margin by 16 basis points and 15 basis points during 1993 and 1992, respectively. However, the purpose of entering into these rate swaps is to provide greater flexibility in overall asset and liability management policies.

     An additional $1.4 billion of customer accommodation contracts, unrelated to the funding of specific earning assets of the Corporation, were outstanding at December 31, 1993.

     The creditworthiness of each counterparty to a rate swap is analyzed under the same procedures that would apply to a commercial loan request. The transaction is also subject to the approval of the Credit Policy Committee.

LIQUIDITY CONSIDERATIONS

     The parent holding company has four primary sources to meet its liquidity requirements -- the commercial paper market, established credit facilities from unaffiliated banks, capital markets and dividends from its subsidiaries.

     Funds raised in the commercial paper market are primarily employed to support the activities of the mortgage banking subsidiaries. The Corporation's ability to attract funds from this market on a regular basis and at a competitive cost is fostered by the highest credit ratings given by the major credit rating agencies for commercial paper -- P1 from Moody's and A1+ from Standard & Poor's. Commercial paper borrowings averaged $143 million in 1993, $191 million in 1992 and $128 million in 1991.

     During 1990, NBD Bancorp established a $200 million revolving credit with a group of unaffiliated banks. This credit facility was renewed at $180 million in 1991 for a two-year period with the right to convert to a three-year term loan. No drawings have been made under this facility, and its conversion feature was extended to August of 1995 during the past year.

     The parent company has gone to the capital markets on four occasions in the past three years to issue a total of $750 million of long-term debt and preferred purchase units, of which $150 million was raised in 1993. An additional $200 million of ten-year, 6 1/4% subordinated debt was issued by NBD Bank, N.A. (Michigan) in 1993. At December 31, 1993, a total of $846 million of parent company debt was outstanding, with the earliest scheduled maturity falling in the year 2002. (As noted earlier, on January 27, 1994, the corporation called for redemption, on March 15, 1994, the $200 million outstanding 7 1/4% Convertible Subordinated Debentures Due 2006.) The parent company's subordinated debt ratings were reaffirmed in 1993 at A1 (Moody's) and A+ (Standard & Poor's).

     The cash requirements of the parent company can also be met to a limited extent by dividends from its subsidiaries, which are the primary source of funds for dividend payments to shareholders. During the past three years, NBD Bank, N.A. (Michigan) declared dividends totaling $379.9 million, while upstream dividends from other subsidiaries amounted to $252.6 million. NBD Bancorp itself declared dividends to shareholders amounting to $479.9 million over this same three-year period, a 41.8 percent payout of Net Income.

                                     * * *

     NBD Bank, N.A. (Michigan) supports the funding requirements of its wholly-owned subsidiary bank in Canada and merchant bank in Australia by guaranteeing their deposit and other liabilities.

     Management considers the liquidity of NBD Bank, N.A. (Michigan) to be excellent. In addition to a high degree of liquidity embodied in the loan and securities portfolios, the bank has demonstrated an ability to raise substantial amounts of funds on a consistent basis during all phases of the credit cycle by:
(1) borrowing federal funds (i.e., the excess reserves of other financial institutions) through a long-established and extensive network of correspondent banks; (2) issuing large CDs, deposit notes and bank notes to regular customers, as well as in the national money markets; (3) entering into repurchase agreements whereby U. S. Government and U. S. Government Agency securities are pledged as collateral for short-term borrowings, and (4) pledging acceptable assets as collateral for certain tax collection monies held temporarily in the
U. S. Treasury Tax and Loan accounts in the commercial banking system. Borrowings from the Federal Reserve Bank can be relied upon for short periods of time to meet unexpected liquidity needs of a temporary nature. No such borrowings occurred during the last three years at NBD Bank, N.A. (Michigan).

     The ability to attract funds from the money and capital markets on a regular basis is enhanced by the strong credit ratings of NBD Bank, N.A. (Michigan). Among these ratings, as of December 31, 1993, were: (1) Aa2 and P1 from Moody's on the bank's long-and short-term deposits, respectively; (2) AA from Standard & Poor's on the bank's long-term deposits and letter of credit-backed issues, and (3) Aa3 and AA- from Moody's and Standard & Poor's, respectively, on the bank's long-term subordinated debt issues.

                                     * * *

     The Corporation's other subsidiary banks typically meet their need for funds from core deposit growth and through asset management policies designed to maintain adequate liquidity. Individual banks also raise money from time to time in the federal funds market, through repurchase agreements, Treasury Tax and Loan account borrowings and borrowings from the Federal Reserve Bank. They can also draw upon the resources of NBD Bank, N.A. (Michigan) and the parent holding company for temporary liquidity needs, as well as to meet longer term capital needs and requirements.

ORGANIZATIONAL PERFORMANCE

     Net Income contributed by the major organizational units of the Corporation is presented in the table below. NBD Bank, N.A., with 330 banking offices in Michigan and 10 foreign offices, accounted for approximately 62 percent of the Corporation's assets at year-end 1993 and 64 percent of consolidated net income for the year.

     The Indiana banks operated 233 offices and accounted for 25 percent of the Corporation's total assets at year-end 1993 and 23 percent of earnings. Results in Indiana for 1993 reflect an after-tax gain of $5.7 million from the sale of certain charge card receivables to an outside party early in the year, as well as a $4.9 million after-tax profit on the sale of an equity investment in a nonbank financial services firm. Their earnings for 1992 were substantially reduced by special merger-related charges and provisions amounting to $85.3 million (after tax effect).

     The earnings of the Illinois banks comprised 12 percent of the Corporation's Net Income in 1993. With 39 banking offices, they also accounted for 12 percent of consolidated corporate assets at year-end 1993.

     In its third full year of operation, the Ohio bank operated 24 offices and accounted for less than 2 percent of the Corporation's year-end assets and less than 1 percent of consolidated earnings.

     The substantial increase in the operating earnings of the mortgage companies during the 1991-93 period can be attributed to increased gains on the sale of mortgages and wider funding spreads on the mortgages held for sale. An increased flow of mortgage servicing fees from a larger loan servicing portfolio also favorably affected earnings in 1992.

     Parent company losses primarily reflect the fact that the majority of the Corporation's consolidated long-term debt is an obligation of the parent company. This includes $200 million of convertible debentures issued in 1991, $400 million of subordinated notes and debentures issued in 1992, and $150 million of debt securities issued in 1993.

                     ANALYSIS OF ORGANIZATIONAL PERFORMANCE

                                                                        1993          1992          1991
                                                                      --------      --------      --------
                                                                                 (IN THOUSANDS)
NBD Bank, N.A. (Michigan)..........................................   $313,062      $229,591      $243,419
Indiana Banks*.....................................................    109,427        19,008        71,091
Illinois Banks*....................................................     59,894        58,883        62,877
Ohio Bank..........................................................      1,612         1,363        (7,415)
Mortgage Companies.................................................     21,885        16,900        10,935
Parent Company, Other Subsidiaries and Eliminations................    (20,089)      (25,611)      (19,373)
                                                                      --------      --------      --------
  Total Net Income.................................................   $485,791**    $300,134***   $361,534
                                                                      --------      --------      --------
                                                                      --------      --------      --------

- -------------------------
  * Restated for mergers.

 ** 1993 results are net of the cumulative effect of SFAS No. 109 -- $4.5 million for NBD Bank, N.A., $(0.2) million for the Indiana banks, $(1.8) million for the Illinois banks and $1.5 million for all other subsidiaries, the total of which is $4.0 million for consolidated NBD Bancorp.

*** 1992 results are net of the after-tax effect of merger-related charges and the cumulative effect of SFAS No. 106 -- $25.7 million for NBD Bank, N.A., $91.5 million for the Indiana banks, $4.1 million for the Illinois banks and $1.9 million for all other subsidiaries, the total of which is $123.2 million for consolidated NBD Bancorp.

                         CONSOLIDATED SIX-YEAR SUMMARY
                       AVERAGE BALANCES AND AVERAGE RATES

                                                          1993                   1992                   1991
                                                   ------------------     ------------------     ------------------
                                                              AVERAGE                AVERAGE                AVERAGE
                                                               RATE                   RATE                   RATE
                                                   AVERAGE    EARNED/     AVERAGE    EARNED/     AVERAGE    EARNED/
                                                   BALANCE     PAID       BALANCE     PAID       BALANCE     PAID
                                                   -------    -------     -------    -------     -------    -------
                                                                        (DOLLARS IN MILLIONS)
ASSETS:
  Interest-Bearing Deposits.....................   $   657      5.20%     $   760      6.26%     $   972      8.21%
  Money Market Investments......................       203      3.43          202      4.76          262      9.18
  Trading Account Securities....................       147      3.73          217      4.27          158      5.96
  U.S. Government Securities....................     1,594      5.49        1,362      6.16          856      7.91
  U.S. Government Agency Securities.............     6,642      7.04        6,201      8.05        4,828      9.26
  Securities of States and Political
  Subdivisions..................................     1,541      8.60        1,739      9.03        1,874     10.12
  Other Securities..............................       477      4.55        1,052      5.72        1,650      7.19
                                                   -------    -------     -------    -------     -------    -------
       Total Investment Securities..............    10,254      6.92       10,354      7.73        9,208      8.94
                                                   -------    -------     -------    -------     -------    -------
  Loans and Leases:
     Commercial.................................    13,696      7.02       13,281      7.45       12,439      9.27
     Real Estate Construction...................       813      7.27          993      7.35        1,113      8.97
     Residential Mortgage.......................     2,784      8.25        2,915      9.06        2,684     10.14
     Consumer...................................     6,493      9.15        6,126     10.02        5,601     11.13
     Lease Financing............................       258     11.39          265     12.10          278     12.52
     Foreign....................................     1,069      6.18        1,115      7.71        1,175      9.48
                                                   -------    -------     -------    -------     -------    -------
       Total Loans and Leases...................    25,113      7.72       24,695      8.34       23,290      9.85
                                                   -------    -------     -------    -------     -------    -------
          Total Earning Assets..................    36,374      7.41%      36,228      8.07%      33,890      9.53%
                                                              -------                -------                -------
                                                              -------                -------                -------
  Cash and Due From Banks.......................     2,359                  2,087                  2,006
  Other Assets..................................     1,693                  1,717                  1,605
  Less Allowance for Possible Credit Losses.....      (434)                  (408)                  (376)
                                                   -------                -------                -------
       Total Assets.............................   $39,992                $39,624                $37,125
                                                   -------                -------                -------
                                                   -------                -------                -------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Domestic Deposits:
     Savings....................................   $ 7,252      2.52%     $ 6,279      3.15%     $ 5,073      4.60%
     Money Market Accounts......................     5,918      2.81        6,030      3.42        5,256      5.35
     Time.......................................     8,803      4.54       11,098      5.43       12,890      7.01
                                                   -------    -------     -------    -------     -------    -------
          Total Domestic Savings and Time.......    21,973      3.41       23,407      4.30       23,219      6.11
  Foreign Office................................     1,741      4.57        1,615      6.30        1,549      8.63
                                                   -------    -------     -------    -------     -------    -------
          Total Savings and Time Deposits.......    23,714      3.49       25,022      4.43       24,768      6.26
                                                   -------    -------     -------    -------     -------    -------
  Short-Term Borrowings.........................     4,994      3.13        4,624      3.61        3,580      5.79
  Long-Term Debt................................     1,230      6.56          804      7.28          490      8.62
                                                   -------    -------     -------    -------     -------    -------
          Total Borrowings......................     6,224      3.81        5,428      4.15        4,070      6.13
                                                   -------    -------     -------    -------     -------    -------
          Total Interest-Bearing Liabilities....    29,938      3.56%      30,450      4.38%      28,838      6.24%
                                                   -------    -------     -------    -------     -------    -------
                                                              -------                -------                -------
  Demand Deposits...............................     6,098                  5,484                  4,822
  Other Liabilities.............................       836                    814                    805
  Shareholders' Equity..........................     3,120                  2,876                  2,660
                                                   -------                -------                -------
       Total Liabilities and Shareholders'
          Equity................................   $39,992                $39,624                $37,125
                                                   -------                -------                -------
                                                   -------                -------                -------
  Interest Rate Spread..........................                3.85%                  3.69%                  3.29%
                                                               -------                -------                -------
                                                               -------                -------                -------

  Net Interest Margin...........................                4.48%                  4.39%                  4.22%
                                                               -------                -------                -------
                                                               -------                -------                -------


- -------------------------
Note: Average rates are on a fully taxable equivalent basis.

                       AVERAGE BALANCES AND AVERAGE RATES

                                                          1990                   1989                   1988
                                                   ------------------     ------------------     ------------------
                                                              AVERAGE                AVERAGE                AVERAGE
                                                               RATE                   RATE                   RATE
                                                   AVERAGE    EARNED/     AVERAGE    EARNED/     AVERAGE    EARNED/
                                                   BALANCE     PAID       BALANCE     PAID       BALANCE     PAID
                                                   -------    -------     -------    -------     -------    -------
                                                                        (DOLLARS IN MILLIONS)
ASSETS:
  Interest-Bearing Deposits.....................   $   919     10.28%     $   932      9.73%     $ 1,278      8.02%
  Money Market Investments......................       561      8.40          506      9.34          488      8.08
  Trading Account Securities....................        63      8.48           35      9.29           45      7.79
  U.S. Government Securities....................     1,084      8.66        1,318      8.58        2,288      7.37
  U.S. Government Agency Securities.............     4,722      9.54        3,120      9.49        1,098      9.03
  Securities of States and Political
     Subdivisions...............................     1,950     10.47        1,915     10.68        1,928     10.52
  Other Securities..............................     1,016      8.66        1,292      8.96        1,401      8.13
                                                   -------    -------     -------    -------     -------    -------
       Total Investment Securities..............     8,772      9.54        7,645      9.54        6,715      8.71
                                                   -------    -------     -------    -------     -------    -------
  Loans and Leases:
     Commercial.................................    11,764     10.48       11,316     11.21       10,410     10.09
     Real Estate Construction...................     1,134     10.12          954     11.07          623     10.78
     Residential Mortgage.......................     2,605     11.33        2,599     11.16        2,911     10.13
     Consumer...................................     5,207     12.17        4,894     12.39        4,380     11.68
     Lease Financing............................       298     12.80          301     12.47          298     12.12
     Foreign....................................     1,131     10.84        1,110     10.02        1,225      7.62
                                                   -------    -------     -------    -------     -------    -------
       Total Loans and Leases...................    22,139     10.99       21,174     11.39       19,847     10.32
                                                   -------    -------     -------    -------     -------    -------
          Total Earning Assets..................    32,454     10.53%      30,292     10.84%      28,373      9.79%
                                                              -------                -------                -------
                                                              -------                -------                -------
  Cash and Due From Banks.......................     2,057                  2,167                  2,200
  Other Assets..................................     1,429                  1,406                  1,377
  Less Allowance for Possible Credit Losses.....      (348)                  (327)                  (334)
                                                   -------                -------                -------
       Total Assets.............................   $35,592                $33,538                $31,616
                                                   -------                -------                -------
                                                   -------                -------                -------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Domestic Deposits:
     Savings....................................   $ 5,455      5.32%     $ 5,222      5.33%     $ 5,325      5.08%
     Money Market Accounts......................     5,336      6.93        4,824      7.33        4,118      6.82
     Time.......................................    11,026      8.19       10,471      8.57        8,919      7.21
                                                   -------    -------     -------    -------     -------    -------
          Total Domestic Savings and Time.......    21,817      7.17       20,517      7.45       18,362      6.51
  Foreign Office................................     1,549     10.65        1,524      9.63        1,730      7.19
                                                   -------    -------     -------    -------     -------    -------
          Total Savings and Time Deposits.......    23,366      7.40       22,041      7.60       20,092      6.56
                                                   -------    -------     -------    -------     -------    -------
  Short-Term Borrowings.........................     3,913      8.10        3,241      8.93        3,372      7.34
  Long-Term Debt................................       327     10.01          447     10.25          503      9.46
                                                   -------    -------     -------    -------     -------    -------
          Total Borrowings......................     4,240      8.24        3,688      9.09        3,875      7.62
                                                   -------    -------     -------    -------     -------    -------
          Total Interest-Bearing Liabilities....    27,606      7.53%      25,729      7.82%      23,967      6.73%
                                                   -------    -------     -------    -------     -------    -------
                                                              -------                -------                -------
  Demand Deposits...............................     4,788                  4,852                  4,947
  Other Liabilities.............................       740                    718                    719
  Shareholders' Equity..........................     2,458                  2,239                  1,983
                                                   -------                -------                -------
       Total Liabilities and Shareholders'
          Equity................................   $35,592                $33,538                $31,616
                                                   -------                -------                -------
                                                   -------                -------                -------
  Interest Rate Spread..........................                3.00%                  3.02%                  3.06%
                                                              -------                -------                -------
                                                              -------                -------                -------
  Net Interest Margin...........................                4.13%                  4.20%                  4.10%
                                                              -------                -------                -------
                                                              -------                -------                -------

- -------------------------
Note: Average rates are on a fully taxable equivalent basis.

                          SUPPLEMENTARY FINANCIAL DATA

                                                                              1993            1992            1991
                                                                          ------------    ------------    ------------
                                                                         (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INCOME AND DIVIDENDS:
Net Interest Income and Non-Interest Income:
  Interest and Loan Fees...............................................   $  2,622,820    $  2,843,797    $  3,138,893
  Less Interest Expense................................................      1,064,713       1,334,026       1,800,759
  Net Interest Income..................................................      1,558,107       1,509,771       1,338,134
  Provision for Possible Credit Losses.................................        119,674         228,480         166,212
    Net Interest Income after Loan Loss Provision......................      1,438,433       1,281,291       1,171,922
  Non-Interest Income..................................................        585,383         529,208         473,027
Non-Interest Expenses -- Compensation..................................        703,744         676,240         623,195
                      -- Other.........................................        618,096         661,879         537,932
      Total Non-Interest Expenses......................................      1,321,840       1,338,119       1,161,127
Income before Income Taxes and Cumulative Adjustment...................        701,976         472,380         483,822
  Income Tax Expense...................................................        220,135         134,361         122,288
Income before Cumulative Adjustment....................................        481,841         338,019         361,534
  Cumulative Adjustment (SFAS No. 109 in 1993 and No. 106 in 1992).....          3,950         (37,885)             --
Net Income.............................................................        485,791         300,134         361,534
Preferred Stock Dividends..............................................             --              --              --
Net Income Applicable to Common Stock..................................        485,791         300,134         361,534
Cash Dividends Declared................................................       (173,496)       (166,682)       (139,719)
Purchase of Common Stock for Treasury at Cost..........................        (13,369)       (134,222)        (70,799)
Acquisition of Subsidiary Banks........................................             --         168,186              --
Preferred Stock Retirements............................................             --              --              --
Other..................................................................          8,780          57,340          31,782
Net Addition to Shareholders' Equity...................................   $    307,706    $    224,756    $    182,798
Memo: Income before Securities Transactions............................   $    476,463    $    299,281    $    355,762
RATES OF RETURN:
Return on Average Total Assets Based on:
  Net Income...........................................................           1.21%           0.76%           0.97%
  Income before Securities Transactions................................           1.19            0.76            0.96
Equity Leverage (Average Assets / Average Common Shareholders'
  Equity)..............................................................          12.82X          13.78x          13.96x
Return on Average Common Shareholders' Equity Based on:
  Net Income...........................................................          15.57%          10.44%          13.59%
  Income before Securities Transactions................................          15.27           10.41           13.37
LOAN AND LEASE RATIOS:
Ratio of Allowance Balance to End-of-Year Loans and Leases.............           1.66%           1.66%           1.59%
Ratio of Net Charge-Offs to Average Loans and Leases Outstanding.......           0.46            0.81            0.65
Ratio of Recoveries to Charge-Offs.....................................          44.43           22.23           28.78
OTHER SELECTED DATA:
Per Common Share:
  Shareholders' Equity -- Year-End.....................................   $      20.21    $      18.34    $      17.26
                       -- Average (Daily...............................          19.35           17.89           16.70
  Net Income -- Primary................................................           3.01            1.87            2.27
             -- Fully Diluted..........................................           2.95            1.84            2.23
  Income before Securities Transactions................................           2.95            1.86            2.23
  Cash Dividends Paid..................................................           1.08            1.02            0.93
Market Price -- High...................................................         36 3/8          33 1/8          30 1/8
             -- Low....................................................         28 5/8          26 3/4          20 3/4
             -- Year-End...............................................         29 3/4          32 3/4          29 3/4
Primary Shares Outstanding -- Year-End.................................    160,715,173     160,385,761     157,348,618
                           -- Average (Daily)..........................    161,253,486     160,716,309     159,265,471
Employees (Full-Time Equivalent) -- Year-End...........................         18,716          18,543          17,866
                                 -- Monthly Averages...................         18,677          18,612          17,827
Banking Offices, Year-End -- Domestic..................................            632             646             595
                          -- Foreign...................................             10              10              10

- -------------------------
Note: Rates of return and per share data are after SFAS No. 109 and No. 106 Cumulative Adjustments.

                          SUPPLEMENTARY FINANCIAL DATA

                                                                             1990             1989             1988
                                                                         ------------     ------------     ------------
                                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
INCOME AND DIVIDENDS:
Net Interest Income and Non-Interest Income:
  Interest and Loan Fees..............................................   $  3,320,312     $  3,188,254     $  2,678,627
  Less Interest Expense...............................................      2,077,923        2,011,362        1,614,017
  Net Interest Income.................................................      1,242,389        1,176,892        1,064,610
  Provision for Possible Credit Losses................................        151,086          113,351           89,224
      Net Interest Income after Loan Loss Provision...................      1,091,303        1,063,541          975,386
  Non-Interest Income.................................................        412,339          391,444          360,038
Non-Interest Expenses -- Compensation.................................        582,184          545,020          500,003
                      -- Other........................................        473,590          461,611          445,910
      Total Non-Interest Expenses.....................................      1,055,774        1,006,631          945,913
Income before Income Taxes and Cumulative Adjustment..................        447,868          448,354          389,511
  Income Tax Expense..................................................         99,319           97,822           74,019
Income before Cumulative Adjustment...................................        348,549          350,532          315,492
  Cumulative Adjustment (SFAS No. 109 in 1993 and No. 106 in 1992)....             --               --               --
Net Income............................................................        348,549          350,532          315,492
Preferred Stock Dividends.............................................             --               --             (524)
Net Income Applicable to Common Stock.................................        348,549          350,532          314,968
Cash Dividends Declared...............................................       (136,177)        (114,573)         (89,979)
Purchase of Common Stock for Treasury at Cost.........................        (30,494)         (45,366)         (72,767)
Acquisition of Subsidiary Banks.......................................             --               --           64,690
Preferred Stock Retirements...........................................             --               --          (12,638)
Other.................................................................         (4,054)          45,605           17,357
Net Addition to Shareholders' Equity..................................   $    177,824     $    236,198     $    221,631
Memo: Income before Securities Transactions...........................   $    352,316     $    348,495     $    312,686
RATES OF RETURN:
Return on Average Total Assets Based on:
  Net Income..........................................................           0.98%            1.05%            1.00%
  Income before Securities Transactions...............................           0.99             1.04             0.99
Equity Leverage (Average Assets / Average Common Shareholders'
  Equity).............................................................          14.48x           14.98x           15.99x
Return on Average Common Shareholders' Equity Based on:
  Net Income..........................................................          14.18%           15.65%           15.93%
  Income before Securities Transactions...............................          14.33            15.56            15.79
LOAN AND LEASE RATIOS:
Ratio of Allowance Balance to End-of-Year Loans and Leases............           1.56%            1.51%            1.57%
Ratio of Net Charge-Offs to Average Loans and Leases Outstanding......           0.56             0.53             0.60
Ratio of Recoveries to Charge-Offs....................................          29.12            23.61            20.64
OTHER SELECTED DATA:
Per Common Share:
  Shareholders' Equity -- Year-End....................................   $      15.98     $      14.94     $      13.55
                       -- Average (Daily).............................          15.46            14.23            12.80
  Net Income -- Primary...............................................           2.19             2.23             2.03
             -- Fully Diluted.........................................           2.17             2.17             1.97
  Income before Securities Transactions...............................           2.22             2.21             2.02
  Cash Dividends Paid.................................................           0.89             0.75             0.61
Market Price -- High..................................................         23 7/8           23 5/8           17 3/4
             -- Low...................................................         16 1/8           16 1/8           13 5/8
             -- Year-End..............................................         22               21 3/8           16 5/8
Primary Shares Outstanding -- Year-End................................    157,968,282      157,039,841      155,692,251
                           -- Average (Daily).........................    159,015,859      157,349,785      154,866,651
Employees (Full-Time Equivalent) -- Year-End..........................         17,622           17,268           17,055
                                 -- Monthly Averages..................         17,549           17,234           16,762
Banking Offices, Year-End -- Domestic.................................            579              530              524
                          -- Foreign..................................              6                6                6

- -------------------------
Note: Rates of return and per share data are after SFAS No. 109 and No. 106 Cumulative Adjustments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (a) The following audited consolidated financial statements and independent auditors' report are set forth in this Form 10-K on the following pages:

        Consolidated Balance Sheet........................................................    42
        Consolidated Statement of Income..................................................    44
        Consolidated Statement of Shareholders' Equity....................................    45
        Consolidated Statement of Cash Flows..............................................    46
        Notes to Financial Statements.....................................................    47
        Independent Auditors' Report......................................................    68

     (b) The following additional data is set forth in this Form 10-K on the following pages:

        Management's Letter of Financial Responsibility...................................    41
        Earnings Per Share Computation....................................................    69

                MANAGEMENT'S LETTER OF FINANCIAL RESPONSIBILITY

TO THE SHAREHOLDERS:

     Management of NBD Bancorp, Inc. has prepared and is responsible for the financial statements and for the integrity and consistency of other related information contained in the Annual Report and Form 10-K. In the opinion of management, the financial statements, which necessarily include amounts based on management estimates and judgments, have been prepared in conformity with generally accepted accounting principles appropriate to the circumstances.

     The Corporation maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with the Corporation's authorizations and policies, and that transactions are properly recorded so as to permit preparation of financial statements that fairly present financial position and results of operations in conformity with generally accepted accounting principles. Internal accounting controls are augmented by written policies covering standards of personal and business conduct and an organizational structure providing for division of responsibility and authority.

     The effectiveness of and compliance with established control systems is monitored through a continuous program of internal audit and credit examinations. In recognition of cost-benefit relationships and inherent control limitations, some features of the control systems are designed to detect rather than prevent errors, irregularities and departures from approved policies and practices. Management believes the system of controls has prevented or detected on a timely basis any occurrences that could be material to the financial statements and that timely corrective actions have been initiated when appropriate.

     With the ratification of the shareholders, the Corporation engaged the firm of Deloitte & Touche, independent auditors, to render an opinion on the financial statements. The independent auditors have advised management that they were provided with access to all information and records necessary to render their opinion.

     The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is composed entirely of outside directors. The Audit Committee meets regularly with management, the General Auditor of the Corporation and the independent auditors to assess the scope of the annual audit plan, to review status and results of audits, to review the Annual Report and Form 10-K including major changes in accounting policies and reporting practices and to approve non-audit services rendered by the independent auditors.

     The independent auditors also meet with the Audit Committee, without management being present, to afford them the opportunity to express their opinion on the adequacy of compliance with established corporate policies and procedures and the quality of financial reporting.

/s/ Verne G. Istock                                    /s/ Louis Betanzos
- --------------------                                   -------------------
Verne G. Istock                                        Louis Betanzos
Chairman and                                           Executive Vice President,
Chief Executive Officer                                Chief Financial Officer
                                                       and Treasurer

                                                                January 19, 1994

                               NBD BANCORP, INC.

                           CONSOLIDATED BALANCE SHEET
                        (in thousands except share data)

                                     ASSETS

                                                                                      DECEMBER 31
                                                                               --------------------------
                                                                                  1993           1992
                                                                               -----------    -----------
Cash and Due From Banks.....................................................   $ 2,405,694    $ 2,549,271
Interest-Bearing Deposits...................................................       722,109        682,895
Federal Funds Sold and Resale Agreements....................................       282,481        123,456
Other Money Market Investments..............................................            --         47,633
Trading Account Securities..................................................       109,637        168,300
Investment Securities (Fair Value $10,802,287 in 1993 and $11,337,143 in
  1992) (Note 3)............................................................    10,391,793     10,902,013
Loans and Leases (Net of Unearned Income of $140,412 in 1993 and $142,386 in
  1992):
  Commercial................................................................    13,794,714     13,587,922
  Real Estate Construction..................................................       789,248        891,446
  Residential Mortgage......................................................     2,560,539      2,647,932
  Mortgages Held For Sale...................................................       255,902        289,686
  Consumer..................................................................     6,758,171      6,401,973
  Lease Financing...........................................................       284,805        257,531
  Foreign...................................................................     1,107,413      1,067,196
                                                                               -----------    -----------
                                                                                25,550,792     25,143,686
  Allowance For Possible Credit Losses (Note 4).............................      (423,030)      (417,764)
                                                                               -----------    -----------
                                                                                25,127,762     24,725,922
                                                                               -----------    -----------
Net Premises and Equipment (Note 5).........................................       634,541        553,087
Customers' Liability on Acceptances.........................................       172,171        225,089
Other Assets................................................................       929,717        959,524
                                                                               -----------    -----------
            TOTAL ASSETS....................................................   $40,775,905    $40,937,190
                                                                               -----------    -----------
                                                                               -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                            DECEMBER 31
                                                                                     --------------------------
                                                                                        1993           1992
                                                                                     -----------    -----------
Deposits:
  Demand.........................................................................    $ 6,667,958    $ 6,671,863
  Savings........................................................................      8,051,337      7,017,440
  Money Market Accounts..........................................................      5,561,573      6,293,225
  Time...........................................................................      7,474,234      9,205,078
  Foreign Office.................................................................      2,066,005      1,813,145
                                                                                     -----------    -----------
                                                                                      29,821,107     31,000,751
Short-Term Borrowings (Note 6)...................................................      5,354,839      5,119,493
Liability on Acceptances.........................................................        172,171        225,089
Accrued Expenses and Sundry Liabilities..........................................        744,242        675,583
Long-Term Debt (Note 7)..........................................................      1,434,947        975,381
                                                                                     -----------    -----------
       Total Liabilities.........................................................     37,527,306     37,996,297
                                                                                     -----------    -----------
Shareholders' Equity (Note 7):
  Series A Preferred Stock -- Par Value $1, Stated Value $50.....................             --             --
       NO. OF SHARES                                          1993           1992
       Authorized...................................       460,000        460,000
       Issued.......................................            --             --
  Preferred Stock -- No Par Value................................................             --             --
       NO. OF SHARES                                          1993           1992
       Authorized...................................    10,000,000     10,000,000
       Issued.......................................            --             --
  Common Stock -- Par Value $1...................................................        160,715        160,386
       NO. OF SHARES                                          1993           1992
       Authorized...................................   500,000,000    500,000,000
       Issued and Outstanding.......................   160,715,173    160,385,761
  Capital Surplus................................................................        541,232        536,900
  Retained Earnings..............................................................      2,565,627      2,253,332
  Unrealized Loss on Available-for-Sale Securities (Note 3)......................         (7,012)            --
  Accumulated Translation Adjustment.............................................          4,384          5,610
  Deferred Compensation..........................................................        (16,347)       (15,335)
                                                                                     -----------    -----------
       Total Shareholders' Equity................................................      3,248,599      2,940,893
                                                                                     -----------    -----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................    $40,775,905    $40,937,190
                                                                                     -----------    -----------
                                                                                     -----------    -----------

                               NBD BANCORP, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                        (in thousands except share data)

                                                                                    FOR YEARS ENDED DECEMBER 31
                                                                              ---------------------------------------
                                                                                 1993          1992          1991
                                                                              -----------   -----------   -----------
INTEREST INCOME:
  Loans and Leases (including fees).........................................   $1,924,075    $2,039,575    $2,271,569
  Investment Securities:
    Taxable.................................................................      544,933       614,341       613,193
    Non-Taxable.............................................................      107,291       123,550       140,859
  Trading Account Securities................................................        5,379         9,145         9,405
  Federal Funds Sold and Resale Agreements..................................        4,820         5,921        21,195
  Other Money Market Investments............................................        2,138         3,709         2,843
  Interest-Bearing Deposits.................................................       34,184        47,556        79,829
                                                                                ---------     ---------     ---------
         Total Interest Income..............................................    2,622,820     2,843,797     3,138,893
                                                                                ---------     ---------     ---------
INTEREST EXPENSE:
  Deposits..................................................................      827,875     1,108,714     1,551,287
  Short-Term Borrowings.....................................................      156,227       166,756       207,226
  Long-Term Debt............................................................       80,611        58,556        42,246
                                                                                ---------     ---------     ---------
         Total Interest Expense.............................................    1,064,713     1,334,026     1,800,759
                                                                                ---------     ---------     ---------
NET INTEREST INCOME.........................................................    1,558,107     1,509,771     1,338,134
  Provision for Possible Credit Losses (Note 4).............................      119,674       228,480       166,212
                                                                                ---------     ---------     ---------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES..............    1,438,433     1,281,291     1,171,922
                                                                                ---------     ---------     ---------
NON-INTEREST INCOME:
  Trust Fees................................................................      149,552       139,856       130,262
  Service Charges on Deposit Accounts.......................................      165,416       158,380       137,411
  Securities Gains (Note 3).................................................        9,328         1,614         8,745
  Other.....................................................................      261,087       229,358       196,609
                                                                                ---------     ---------     ---------
         Total Non-Interest Income..........................................      585,383       529,208       473,027
                                                                                ---------     ---------     ---------
NON-INTEREST EXPENSES:
  Compensation:
    Salaries................................................................      535,472       517,763       481,571
    Benefits (Note 8).......................................................      168,272       158,477       141,624
                                                                                ---------     ---------     ---------
         Total Compensation.................................................      703,744       676,240       623,195
  Net Occupancy (Note 5)....................................................      118,063       111,947       100,095
  Equipment Rentals, Depreciation and Maintenance (Note 5)..................       84,280        80,063        76,092
  FDIC and Other Regulatory Assessments.....................................       68,766        70,145        62,629
  Amortization of Intangibles...............................................       35,742        31,568        26,371
  Merger-Related Expenses...................................................           --        76,071            --
  Other.....................................................................      311,245       292,085       272,745
                                                                                ---------     ---------     ---------
         Total Non-Interest Expenses........................................    1,321,840     1,338,119     1,161,127
                                                                                ---------     ---------     ---------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLES................................................................      701,976       472,380       483,822
  Income Tax Expense (including tax of $3,536, $761 and $2,973,
    respectively, on securities sales) (Note 9).............................      220,135       134,361       122,288
                                                                                ---------     ---------     ---------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLES........      481,841       338,019       361,534
  Cumulative Effect of a Change in Accounting Principles (net of income tax
    effect) (Note 1)........................................................        3,950       (37,885)           --
                                                                                ---------     ---------     ---------
         NET INCOME.........................................................    $ 485,791     $ 300,134     $ 361,534
                                                                                ---------     ---------     ---------
                                                                                ---------     ---------     ---------
NET INCOME PER COMMON SHARE (PRIMARY):
  Income before Cumulative Effect of a Change in Accounting Principles......        $2.98        $ 2.11         $2.27
  Cumulative Effect of a Change in Accounting Principles (net of income tax
    effect).................................................................         0.03         (0.24)           --
                                                                                ---------     ---------     ---------
         NET INCOME.........................................................        $3.01        $ 1.87         $2.27
                                                                                ---------     ---------     ---------
                                                                                ---------     ---------     ---------
NET INCOME PER COMMON SHARE (FULLY DILUTED):
  Income before Cumulative Effect of a Change in Accounting Principles......        $2.93        $ 2.06         $2.23
  Cumulative Effect of a Change in Accounting Principles (net of income tax
    effect).................................................................         0.02         (0.22)           --
                                                                                ---------     ---------     ---------
         NET INCOME.........................................................        $2.95        $ 1.84         $2.23
                                                                                ---------     ---------     ---------
                                                                                ---------     ---------     ---------

Average Shares (Primary)....................................................  161,253,486   160,716,309   159,265,471
Average Shares (Fully Diluted)..............................................  167,850,961   168,872,028   166,223,442

    The accompanying notes are an integral part of the financial statements.

                               NBD BANCORP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        (in thousands except share data)

                                                                                     FOR YEARS ENDED DECEMBER 31
                                                                                --------------------------------------
                                                                                   1993          1992          1991
                                                                                ----------    ----------    ----------
PREFERRED STOCK:
  Balance, Beginning and End of Period.......................................   $       --    $       --    $       --
                                                                                ----------    ----------    ----------
COMMON STOCK:
  Balance, Beginning of Period...............................................      160,386       159,775       105,964
    Acquisition of Subsidiary Bank...........................................           --         3,037           377
    Cancellation of Shares Held in Treasury..................................           --        (3,037)           --
    Increase in Common Stock due to stock split..............................           --            --        53,260
    Conversion of Subordinated Debentures and Other (329,412 shares in
     1993)...................................................................          329           611           174
                                                                                ----------    ----------    ----------
  Balance, End of Period.....................................................      160,715       160,386       159,775
                                                                                ----------    ----------    ----------
CAPITAL SURPLUS:
  Balance, Beginning of Period...............................................      536,900       540,906       585,627
    Acquisition of Subsidiary Bank...........................................           --        90,918         6,220
    Cancellation of Shares Held in Treasury..................................           --       (86,727)           --
    Transferred to Common Stock due to stock split...........................           --            --       (53,260)
    Conversion of Subordinated Debentures and Other..........................        4,332        (8,197)        2,319
                                                                                ----------    ----------    ----------
  Balance, End of Period.....................................................      541,232       536,900       540,906
                                                                                ----------    ----------    ----------
RETAINED EARNINGS:
  Balance, Beginning of Period...............................................    2,253,332     2,119,512     1,897,990
    Net Income...............................................................      485,791       300,134       361,534
    Cash Dividends Declared on Common Stock:
      Corporation ($1.08, $1.04 and $.95 per share, respectively)............     (173,496)     (148,329)     (107,683)
      Pooled Affiliates......................................................           --       (18,353)      (32,036)
    Other....................................................................           --           368          (293)
                                                                                ----------    ----------    ----------
  Balance, End of Period.....................................................    2,565,627     2,253,332     2,119,512
                                                                                ----------    ----------    ----------
UNREALIZED LOSS ON AVAILABLE-FOR-SALE SECURITIES:
  Balance, Beginning of Period...............................................           --            --            --
    Unrealized Loss after tax benefit of $3,470 in 1993......................       (7,012)           --            --
                                                                                ----------    ----------    ----------
  Balance, End of Period.....................................................       (7,012)           --            --
                                                                                ----------    ----------    ----------
ACCUMULATED TRANSLATION ADJUSTMENT:
  Balance, Beginning of Period...............................................        5,610         9,576         8,553
    Aggregate Translation Gain (Loss) after tax expense (benefit) of $(660),
     $(2,043) and $527, respectively.........................................       (1,226)       (3,966)        1,023
                                                                                ----------    ----------    ----------
  Balance, End of Period.....................................................        4,384         5,610         9,576
                                                                                ----------    ----------    ----------
DEFERRED COMPENSATION:
  Balance, Beginning of Period...............................................      (15,335)      (47,207)      (45,748)
    Awards Granted...........................................................      (11,639)      (10,640)      (10,272)
    Amortization of Deferred Compensation....................................        9,281        15,369        13,354
    Termination -- ESOP......................................................           --        27,809            --
    Other....................................................................        1,346          (666)       (4,541)
                                                                                ----------    ----------    ----------
  Balance, End of Period.....................................................      (16,347)      (15,335)      (47,207)
                                                                                ----------    ----------    ----------
TREASURY STOCK:
  Balance, Beginning of Period...............................................           --       (66,425)      (19,047)
    Purchase of Common Stock (419,283 shares in 1993)........................      (13,369)     (134,222)      (70,799)
    Acquisition of Subsidiary Bank...........................................           --        74,231            --
    Cancellation of Shares Held in Treasury..................................           --        89,764            --
    Conversion of Subordinated Debentures and Other (419,283 shares in
     1993)...................................................................       13,369        36,652        23,421
                                                                                ----------    ----------    ----------
  Balance, End of Period.....................................................           --            --       (66,425)
                                                                                ----------    ----------    ----------
TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD....................................   $3,248,599    $2,940,893    $2,716,137
                                                                                ----------    ----------    ----------
                                                                                ----------    ----------    ----------

    The accompanying notes are an integral part of the financial statements.

                               NBD BANCORP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                          FOR YEARS ENDED DECEMBER 31
                                                                   -----------------------------------------
                                                                      1993           1992           1991
                                                                   -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income....................................................   $   485,791    $   300,134    $   361,534
  Adjustments to Reconcile Net Income to Net Cash Provided by
     Operations:
     Depreciation and Amortization..............................       106,999        109,531         88,923
     Provision for Possible Credit Losses.......................       119,674        228,480        166,212
     Securities Gains...........................................        (9,328)        (1,614)        (8,745)
     Decrease (Increase) in Interest Receivable.................        13,607         15,385        (73,532)
     Increase (Decrease) in Current Income Taxes Payable........        12,249        (46,592)        (9,449)
     Decrease in Accrued Expenses...............................       (57,701)          (410)       (34,039)
     Decrease (Increase) in Trading Account Investments.........        59,677         11,539       (127,268)
     Decrease (Increase) in Mortgages Held for Sale.............        33,784        (18,511)      (198,646)
     Other, net.................................................       (35,960)           531            300
                                                                   -----------    -----------    -----------
       Net Cash Provided by Operating Activities................       728,792        598,473        165,290
                                                                   -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) Decrease in Interest-Bearing Deposits..............       (43,159)       397,445       (159,979)
  (Increase) Decrease in Money Market Investments...............      (144,115)       287,658        181,310
  Purchase of Investment Securities.............................    (4,654,663)    (5,484,298)    (5,443,026)
  Proceeds from Maturity or Call of Investment Securities.......     5,219,133      4,131,454      3,576,906
  Proceeds from Sale of Investment Securities...................        66,037        703,193      1,102,863
  Increase in Loans and Leases..................................      (579,340)      (603,206)      (715,083)
  Purchase of Loan Portfolios...................................       (19,617)      (101,874)       (75,000)
  Proceeds from Sale of Loan Portfolio..........................        70,107             --             --
  Purchase of Premises and Equipment and Other Assets...........      (155,702)       (85,626)      (108,726)
  Proceeds from Sale of Premises and Equipment and Other
     Assets.....................................................        65,585         38,406         47,630
  Net Cash Acquired in Purchase or Sale of Subsidiaries.........            --        100,527        251,230
                                                                   -----------    -----------    -----------
       Net Cash Used by Investing Activities....................      (175,734)      (616,321)    (1,341,875)
                                                                   -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) Increase in Deposits...............................    (1,207,518)       346,784       (220,224)
  Increase (Decrease) in Short-Term Borrowings..................       233,709       (133,944)     1,415,839
  Proceeds from the Issuance of Debt............................       500,000        551,671        254,010
  Principal Payments on Long-Term Debt..........................       (38,556)      (100,439)       (48,546)
  Proceeds from Stock Option Exercises..........................         2,527          1,415            130
  Payments to Acquire Treasury Stock............................       (13,369)      (134,222)       (70,799)
  Dividends Paid................................................      (173,413)      (152,353)      (136,089)
                                                                   -----------    -----------    -----------
       Net Cash (Used) Provided by Financing Activities.........      (696,620)       378,912      1,194,321
                                                                   -----------    -----------    -----------
Effect of Exchange Rate Changes on Cash and Due From Banks......           (15)        (2,138)           591
                                                                   -----------    -----------    -----------
Net (Decrease) Increase in Cash and Due From Banks..............      (143,577)       358,926         18,327
Cash and Due From Banks -- Beginning of Period..................     2,549,271      2,190,345      2,172,018
                                                                   -----------    -----------    -----------
CASH AND DUE FROM BANKS -- END OF PERIOD........................   $ 2,405,694    $ 2,549,271    $ 2,190,345
                                                                   -----------    -----------    -----------
                                                                   -----------    -----------    -----------
Other Cash Flow Disclosures:
  Interest Paid.................................................   $ 1,088,656    $ 1,181,123    $ 1,861,975
  State and Federal Taxes Paid..................................       203,937        136,913        135,650

    The accompanying notes are an integral part of the financial statements.

                               NBD BANCORP, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of NBD Bancorp, Inc. and its subsidiaries (the Corporation) conform to generally accepted accounting principles.

(A) CONSOLIDATION:

     The consolidated financial statements of the Corporation include the accounts of NBD Bancorp, Inc. (the Parent) and its majority-owned subsidiary companies. All material inter-company accounts and transactions have been eliminated.

(B) STATEMENT OF CASH FLOWS:

     Cash and Due From Banks is considered Cash and Cash Equivalents in the Consolidated Statement of Cash Flows.

(C) SECURITIES:

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993.

     SFAS No. 115 requires the following: (a) Debt securities that the Corporation has the positive intent and ability to hold to maturity are to be classified as Held-to-Maturity and reported at amortized cost; (b) Debt and equity securities that are bought and held principally for the purpose of selling in the near term are to be classified as Trading and reported at fair value, with unrealized gains and losses included in earnings; and (c) Debt and equity securities not classified as Held-to-Maturity or Trading are to be classified as Available-for-Sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of tax.

     Prior to December 31, 1993, the Corporation classified securities purchased with the intent and the ability to hold to maturity as Investment Securities and reported them at amortized cost. If it was subsequently determined that certain investment securities were to be sold, their reported value was adjusted as necessary to the lower of cost or fair value with the adjustments included in Securities Gains(Losses). Securities purchased that the Corporation intended to sell prior to maturity were classified as Other Money Market Investments and recorded at the lower of amortized cost or fair value. Fair value adjustments were included in Securities Gains(Losses). The Corporation's accounting for Trading Account Securities was not changed by the adoption of SFAS No. 115; these securities are carried at fair value with unrealized gains and losses included in Other Non-Interest Income.

     Gains and losses realized on the sale of Investment Securities are determined by the specific identification method and included in Securities Gains(Losses).

(D) LOANS:

     Loans are generally reported at the principal amount outstanding, net of unearned income. Non-refundable loan origination and commitment fees and certain costs of origination are deferred and either included in interest income over the term of the related loan or commitment or, if the loan is held for sale, included in Other Non-Interest Income when the loan is sold.

     Mortgages Held For Sale are valued at the lower of aggregate cost or fair value. Unrealized losses, as well as realized gains or losses, are included in Other Non-Interest Income.

     Interest income on loans is accrued as earned. Except for consumer loans, loans are placed on non-accrual status and previously accrued but unpaid interest is reversed against current period interest income when collectibility of principal or interest is considered doubtful, payment of principal or interest is 90 days or more past due, or the loan is completely or partially charged off. Interest income on loans considered doubtful or 90 days or more past due is recorded as collected. Collections of principal and interest on charged-off loans are applied in the following sequence: (1) as a reduction of remaining principal balance; (2) as recovery of principal charged off; and (3) as interest income.

     Consumer loans are not placed on a non-accrual status because they are charged off when 120 days to 150 days past due. Accrued but unpaid interest is generally reversed against current period interest income when the loan is charged off.

                               NBD BANCORP, INC.

(E) ALLOWANCE FOR POSSIBLE CREDIT LOSSES:

     The Allowance is maintained at a level considered by management to be adequate to provide for probable loan and lease losses inherent in the portfolio. Management's evaluation is based on a continuing review of the loan and lease portfolio and includes consideration of the actual loan and lease loss experience, the present and prospective financial condition of borrowers, balance of the loan and lease portfolio, industry and country concentrations within the portfolio and general economic conditions.

(F) BANK PREMISES AND EQUIPMENT:

     Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations over the estimated useful lives of the assets and is computed on either the straight-line or accelerated depreciation method. The estimated useful lives are generally 10 to 35 years for buildings and building improvements, and three to 10 years for furniture and equipment.

     Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

     Maintenance, repairs and minor alterations are expensed as incurred.

(G) INTANGIBLE ASSETS:

     The unamortized amount of intangible assets is included in Other Assets. Goodwill, representing the excess of the cost of investments in consolidated subsidiaries over the fair value of net assets acquired, is amortized on a straight-line basis over periods ranging from 15 to 25 years.

     Other intangible assets such as purchased mortgage servicing rights, core deposits, and credit card relationships are amortized using various methods over the periods benefited.

(H) INCOME TAXES:

     The Corporation adopted SFAS No. 109, "Accounting For Income Taxes," effective January 1, 1993. SFAS No. 109 requires an asset and liability approach to accounting and reporting for income taxes. Under this approach, current and deferred income taxes payable and refundable are remeasured annually using provisions of then enacted tax laws and rates. SFAS No. 109 also changed the criteria for recognition and measurement of deferred income tax benefits.

     Prior to January 1, 1993, the Corporation accounted and reported for income taxes in accordance with Accounting Principles Board Opinion (APB) No. 11, "Accounting For Income Taxes." Under APB No. 11, income tax expense was based on income as reported in the financial statements. Deferred income tax liabilities and benefits were measured using tax rates in effect when the deferred item was first created, and were not adjusted for subsequent changes in the statutory tax rate.

(I) INTEREST RATE CONTRACTS:

     The Corporation enters into interest rate contracts to manage the market risk of its assets and liabilities (hedge contracts), as a source of fee income (customer contracts), and to generate profits (trading contracts).

     Hedge contracts reduce the Corporation's exposure to interest rate changes that cause financial instruments to decrease in value or to be more costly to settle. Income or loss on a hedge contract is accrued over its life and is included in Net Interest Income. Any gain or loss from early termination of a hedge contract is deferred and amortized to the earlier of the maturity date of the hedged asset or liability, or the original expiration date of the contract. If the hedged asset or liability is disposed of, any unrealized or deferred gain or loss on the related hedge contract is included in determining the gain or loss on the disposition.

     Any fee, including the initial bid/offer spread, on a customer contract is recognized as Other Non-Interest Income over the life of the contract.

     Customer contracts and trading contracts are recorded at fair value, with changes in their value recorded as Other Non-Interest Income.

                               NBD BANCORP, INC.

(J) FOREIGN CURRENCY EXCHANGE AND TRANSLATION:

     The Corporation distinguishes between (1) adjustments arising principally from translation of foreign entity financial statements into U.S. dollar equivalents, which are recorded in a separate component of shareholders' equity, and (2) translation gains or losses arising from transactions conducted in foreign currencies, which are recorded in Other Non-Interest Income.

     Foreign exchange positions on forward contracts are valued monthly at market rates and the unrealized gain or loss is included in Other Non-Interest Income.

(K) LETTERS OF CREDIT AND GUARANTEES:

     In the normal course of business, the Corporation issues and participates in letters of credit and financial guarantees. Fees are accrued over the life of the agreements and included in Other Non-Interest Income.

(L) POSTRETIREMENT BENEFITS OTHER THAN PENSION:

     The Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1992. This Statement requires that the expected cost of providing postretirement benefits be recognized in the financial statements during an employee's active service period. Prior to 1992, the Corporation's practice was to expense these benefits when paid.

(M) INCOME PER SHARE:

     Primary per share amounts are based on the weighted average number of shares outstanding throughout the year and the assumed exercise of stock options. Fully diluted per share amounts assume conversion of all outstanding convertible debt of the Corporation and the elimination of related after-tax interest expense.

(N) RECLASSIFICATION:

     Prior years' financial statements have been reclassified to conform with the current financial statement presentations.

2. CASH AND DUE FROM BANKS

     The subsidiary banks of the Corporation are required to maintain non-interest-bearing reserve balances with the Federal Reserve Bank based on a percentage of the subsidiary banks' deposits. During 1993 and 1992, the average reserve balances were approximately $308,100,000 and $297,900,000, respectively.

                               NBD BANCORP, INC.

3. INVESTMENT SECURITIES

     The Corporation adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993. Following are the carrying value (i.e., fair value) and amortized cost of Investment Securities Available-for-Sale, and the carrying value (i.e., amortized cost) and fair value of Investment Securities Held-to-Maturity at DECEMBER 31, 1993:

                                                                    INVESTMENT SECURITIES AVAILABLE-FOR-SALE
                                                              ----------------------------------------------------
                                                                              GROSS         GROSS
                                                               CARRYING     UNREALIZED    UNREALIZED    AMORTIZED
                                                                VALUE         GAINS         LOSSES         COST
                                                              ----------    ----------    ----------    ----------
                                                                                 (IN THOUSANDS)
U.S. Government............................................   $  974,594     $  9,405      $      1     $  965,190
U.S. Government Agencies (principally mortgage-backed).....    2,391,174        5,782        11,535      2,396,927
States and Political Subdivisions..........................        1,373          112            --          1,261
Other Securities...........................................      417,243        1,082        15,327        431,488
                                                              ----------    ----------    ----------    ----------
                                                               3,784,384     $ 16,381      $ 26,863     $3,794,866
                                                              ----------    ----------    ----------    ----------
                                                                            ----------    ----------    ----------

                                                                    INVESTMENT SECURITIES HELD-TO-MATURITY
                                                             -----------------------------------------------------
                                                                              GROSS         GROSS
                                                              CARRYING      UNREALIZED    UNREALIZED
                                                                VALUE         GAINS         LOSSES      FAIR VALUE
                                                             -----------    ----------    ----------    ----------
                                                                                (IN THOUSANDS)
U.S. Government...........................................   $   525,698     $  22,020      $   36      $  547,682
U.S. Government Agencies (principally mortgage-backed)....     4,573,861       252,846       2,356       4,824,351
States and Political Subdivisions.........................     1,505,270       139,527       1,585       1,643,212
Other Securities..........................................         2,580            78          --           2,658
                                                             -----------    ----------    ----------    ----------
                                                               6,607,409     $ 414,471      $3,977      $7,017,903
                                                             -----------    ----------    ----------    ----------
                                                                            ----------    ----------    ----------
     Total Investment Securities..........................   $10,391,793
                                                             -----------
                                                             -----------

     Following are the carrying value (i.e., amortized cost) and fair value of Investment Securities at DECEMBER 31, 1992:

                                                                            INVESTMENT SECURITIES
                                                            ------------------------------------------------------
                                                                             GROSS         GROSS
                                                             CARRYING      UNREALIZED    UNREALIZED
                                                               VALUE         GAINS         LOSSES      FAIR VALUE
                                                            -----------    ----------    ----------    -----------
                                                                                (IN THOUSANDS)
U.S. Government..........................................   $ 1,719,292     $  24,610     $    818     $ 1,743,084
U.S. Government Agencies
  (principally mortgage-backed)..........................     6,905,792       292,466        6,718       7,191,540
States and Political Subdivisions........................     1,603,650       125,549        1,160       1,728,039
Other Securities.........................................       673,279         3,607        2,406         674,480
                                                            -----------    ----------    ----------    -----------
     Total Investment Securities.........................   $10,902,013     $ 446,232     $ 11,102     $11,337,143
                                                            -----------    ----------    ----------    -----------
                                                            -----------    ----------    ----------    -----------

                               NBD BANCORP, INC.

     The maturity distribution of investment securities at December 31, 1993, is shown below. The distribution of mortgage-backed securities is based on average expected maturities. Actual maturities may differ because issuers may have the right to call or prepay obligations.

                                                              AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                                           ------------------------    ------------------------
                                                            CARRYING     AMORTIZED      CARRYING
                                                             VALUE          COST         VALUE       FAIR VALUE
                                                           ----------    ----------    ----------    ----------
                                                                (IN THOUSANDS)              (IN THOUSANDS)
Due in one year or less.................................   $1,899,015    $1,895,974    $2,378,861    $2,506,303
Due after one year through five years...................    1,114,026     1,112,552     3,040,676     3,215,536
Due after five years through ten years..................      158,855       158,376       909,593       990,054
Due after ten years.....................................      545,021       560,649       278,279       306,010
Equity securities.......................................       67,467        67,315            --            --
                                                           ----------    ----------    ----------    ----------
                                                           $3,784,384    $3,794,866    $6,607,409    $7,017,903
                                                           ----------    ----------    ----------    ----------
                                                           ----------    ----------    ----------    ----------

     Proceeds from the sale of Investment Securities during 1993 were $66,037,000 resulting in gross realized gains of $9,047,000 and gross realized losses of $129,000. Securities Gains in 1993 also included $410,000 of gains realized on the sale of Other Money Market Investments. Proceeds from the sale of Investment Securities during 1992 were $703,193,000 resulting in gross realized gains of $9,516,000 and gross realized losses of $7,902,000. Proceeds from the sale of Investment Securities during 1991 were $1,102,863,000 resulting in gross realized gains of $12,827,000 and gross realized losses of $4,082,000.

     Assets, principally Investment Securities, carried at approximately $5,868,081,000 were pledged at December 31, 1993, to secure public deposits (including deposits of $27,870,000 of the Treasurer, State of Michigan), repurchase agreements and for other purposes required by law.

     Excluded from the Consolidated Statement of Cash Flows is the reclassification to Investment Securities Available-for-Sale of $88.9 million of United Mexican States obligations previously classified as Loans, and $30.9 million of obligations previously classified as Other Money Market Investments. These reclassifications were made concurrent with the implementation of SFAS No. 115 as of December 31, 1993.

4. ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     The changes in the Allowance for Possible Credit Losses for 1993, 1992 and 1991 are summarized below:

                                                                       1993          1992          1991
                                                                     ---------     ---------     ---------
                                                                                (IN THOUSANDS)
Balance, beginning of year........................................   $ 417,764     $ 377,585     $ 359,254
  Provision.......................................................     119,674       228,480       166,212
  Charge-offs.....................................................    (206,101)     (256,860)     (211,693)
  Recoveries......................................................      91,576        57,112        60,918
                                                                     ---------     ---------     ---------
     Net Charge-offs..............................................    (114,525)     (199,748)     (150,775)
  Translation Adjustments.........................................         117          (808)         (130)
  Acquisitions and Other..........................................          --        12,255         3,024
                                                                     ---------     ---------     ---------
Balance, end of year..............................................   $ 423,030     $ 417,764     $ 377,585
                                                                     ---------     ---------     ---------
                                                                     ---------     ---------     ---------

     In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement requires that an impaired loan be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate. The statement is effective for fiscal years beginning after December 15, 1994. The Corporation has not determined the impact that adoption of the standard will have on the financial statements.

                               NBD BANCORP, INC.

5. PREMISES AND EQUIPMENT

     The components of premises and equipment are as follows:

                                                                                       DECEMBER 31
                                                                                -------------------------
                                                                                   1993           1992
                                                                                ----------     ----------
                                                                                     (IN THOUSANDS)
Land.........................................................................   $   93,842     $   74,975
Premises.....................................................................      507,272        467,904
Leasehold Improvements.......................................................       98,954         97,067
Furniture and Equipment......................................................      501,580        460,398
                                                                                ----------     ----------
     Total...................................................................    1,201,648      1,100,344
Less Accumulated Depreciation and Amortization...............................     (567,107)      (547,257)
                                                                                ----------     ----------
Net Premises and Equipment...................................................   $  634,541     $  553,087
                                                                                ----------     ----------
                                                                                ----------     ----------

     Depreciation and amortization expense was $65,914,000 in 1993, $59,976,000 in 1992 and $54,409,000 in 1991.

     Rental expense for leased properties and equipment totaled $42,453,000 in 1993, $41,814,000 in 1992 and $40,679,000 in 1991. Aggregate future minimum rental payments on operating leases having non-cancelable lease terms in excess of one year amounted to $211,515,000 as of December 31, 1993; minimum annual rental payments for such leases are $25,443,000 in 1994 and do not exceed $21,909,000 for any year thereafter.

6. SHORT-TERM BORROWINGS

     Short-term borrowings consist of the following:

                                                                                       DECEMBER 31
                                                                                -------------------------
                                                                                   1993           1992
                                                                                ----------     ----------
                                                                                     (IN THOUSANDS)
Federal Funds Purchased......................................................   $1,196,355     $2,413,420
Treasury Tax and Loan Notes..................................................    1,225,016        730,440
Securities Sold Under Agreements to Repurchase...............................    1,586,105      1,215,513
Bank Notes (with original maturity of less than one year)....................    1,103,400        450,000
Commercial Paper.............................................................      158,886        184,437
Other........................................................................       85,077        125,683
                                                                                ----------     ----------
                                                                                $5,354,839     $5,119,493
                                                                                ----------     ----------
                                                                                ----------     ----------

     At December 31, 1993, the Parent had an unused revolving credit of $180 million, convertible to a term loan at the option of the Corporation, to support general corporate financing needs. An annual commitment fee of 17 1/2 basis points is paid on the credit facility.

                               NBD BANCORP, INC.

7. LONG-TERM DEBT

     The following is a summary of long-term debt:

                                                                                        DECEMBER 31
                                                                                  -----------------------
                                                                                     1993          1992
                                                                                  ----------     --------
                                                                                      (IN THOUSANDS)
Parent:
  7 1/4% Convertible Subordinated Debentures Due 2006..........................   $  199,985     $200,000
  7 1/4% Fixed Rate Subordinated Debentures Due 2004...........................      200,000      200,000
  8.10% Fixed Rate Subordinated Notes Due 2002.................................      200,000      200,000
  7 1/2% Preferred Purchase Units..............................................      150,000           --
  Floating Rate Subordinated Notes Due 2005 (5.25% at December 31, 1993 and
     1992).....................................................................       96,000       96,000
  12.57% Promissory Note Due 1993..............................................           --       30,000
                                                                                  ----------     --------
                                                                                     845,985      726,000
NBD Bank, N.A. (Michigan):
  6 1/4% Fixed Rate Subordinated Notes Due 2003................................      200,000           --
  Bank Notes, various rates and maturities.....................................      350,000      200,000
  Capital Lease Obligations, various rate and maturities.......................       17,884       19,446
  Other........................................................................           29          339
                                                                                  ----------     --------
                                                                                     567,913      219,785
Other Subsidiaries:
  Senior Notes.................................................................       10,000       11,000
  Capital Lease Obligations, various rates and maturities......................        2,126        2,243
  Other........................................................................        8,923       16,353
                                                                                  ----------     --------
                                                                                      21,049       29,596
                                                                                  ----------     --------
                                                                                  $1,434,947     $975,381
                                                                                  ----------     --------
                                                                                  ----------     --------

     The 7 1/4% Convertible Subordinated Debentures Due 2006 are convertible, in whole or in part, into shares of common stock of the Parent at any time prior to maturity at a conversion price of $30.40 per share, subject to adjustment in certain events. Interest on the notes is payable semiannually on March 15 and September 15. During 1993, $15,000 of the Debentures were converted. Subsequent to December 31, 1993, the debentures were called by the Parent for redemption on March 15, 1994, at a redemption price of $1,050.75 per $1,000 of the principal amount. Holders who elect to convert between the March 1, 1994, interest payment record date and the March 15, 1994, redemption date will be entitled to accrued interest to the date of conversion. Holders may not convert after March 15, 1994, and interest will cease to accrue after redemption.

     The 7 1/4% Fixed Rate Subordinated Debentures Due 2004 will mature on August 15, 2004. The Debentures are unsecured, subordinated to all present and future Senior Indebtedness of the Parent, and are not redeemable prior to maturity. Interest is payable semiannually on February 15 and August 15.

     The 8.10% Subordinated Notes Due 2002 will mature on March 1, 2002. The Notes are unsecured, subordinated to all present and future Senior Indebtedness of the Parent, and are not redeemable prior to maturity. Interest is payable semiannually on March 1 and September 1. In connection with these Notes, the Corporation has entered into interest rate swap contracts to exchange the fixed rate on $120,000,000 of the Notes for a floating rate. The contracts mature on the same date as the Notes. The Notes, coupled with the interest rate swap contracts, provide the Corporation with $120,000,000 of funding at an approximate effective interest rate of the six-month LIBOR plus 0.25 percent.

     Each 7 1/2% Preferred Purchase Unit consists of a 7.40% subordinated debenture due May 10, 2023, in a principal amount of $25 and a related purchase contract paying fees of 0.10% per year. The contract requires the purchase on May 10, 2023, of one depositary share representing a one-fourth interest in a share of 7 1/2% cumulative preferred stock of NBD Bancorp at a purchase price of $25 per depositary share.

                               NBD BANCORP, INC.

     The Floating Rate Subordinated Notes Due 2005 will mature on the interest payment date in December 2005 at par. Interest on the Notes is payable quarterly in arrears at a rate of 1/4 of 1 percent per annum above the LIBOR for three-month Eurodollar deposits. In no event will the rate be less than 5.25 percent per annum.

     The 6 1/4% Fixed Rate Subordinated Notes Due 2003 will mature on August 15, 2003. The Notes are unsecured, subordinated to the claims of depositors and other creditors of NBD Bank, N.A. (Michigan), and are not redeemable prior to maturity. Interest is payable semiannually on February 15 and August 15.

     The Bank Notes are unsecured and unsubordinated debt obligations of NBD Bank, N.A. (Michigan). The Bank Notes are offered with maturities from twelve months to ten years and are issued in denominations of $250,000 or any amount in excess thereof that is a multiple of $1,000. Each Note bears interest at a fixed rate that is established by the bank at the time of issuance. The interest payment dates on the Bank Notes are January 15 and July 15 of each year.

     The Senior Notes are 8.75% fixed rate notes originally issued by NBD Indiana, Inc. on May 1, 1987. The debt provisions call for no principal payments during the first ten years, then equal principal payments at the end of the 10th, 11th and 12th years. In addition, NBD Indiana, Inc. prepaid $1,000,000 of 11.00% Senior Notes during 1993.

     Aggregate long-term debt of $154,784,000, $68,921,000, $53,379,000,
$91,447,000 and $6,710,000 will mature in 1994, 1995, 1996, 1997 and 1998, respectively.

8. PENSION AND OTHER EMPLOYEE BENEFITS

     The Corporation maintains pension plans (the Pension Plans) covering substantially all full-time salaried employees. The Pension Plans are non-contributory, defined benefit plans which provide benefits based on years of service and compensation level. The Corporation's policy is to fund the Pension Plans according to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

     Plan assets are stated at market value and are composed primarily of equity securities and debt securities issued by the U.S. Government and its agencies and corporations.

     In addition, the Corporation maintains separate unfunded nonqualified pension restoration plans (the Restoration Plans) for certain officers when the defined benefits provided under the terms of the Pension Plans exceed limits imposed by federal tax law on benefits payable from qualified plans.

     The pension expense is comprised of:

                                                                                THE PENSION PLANS
                                                                        ----------------------------------
                                                                          1993         1992         1991
                                                                        --------     --------     --------
                                                                                  (IN THOUSANDS)
Service cost (benefits earned during year)...........................   $ 18,672     $ 21,284     $ 14,727
Interest cost on projected benefit obligation........................     38,596       35,035       30,927
Actual return on assets..............................................    (73,666)     (50,129)     (80,784)
Net amortization and deferral........................................     23,003        2,307       37,217
                                                                        --------     --------     --------
Net pension expense..................................................   $  6,605     $  8,497     $  2,087
                                                                        --------     --------     --------
                                                                        --------     --------     --------

                                                                              THE RESTORATION PLANS
                                                                        ----------------------------------
                                                                         1993          1992          1991
                                                                        ------        ------        ------
                                                                                  (IN THOUSANDS)
Service cost (benefits earned during year)...........................   $  573        $  810        $  568
Interest cost on projected benefit obligation........................    1,918         1,719         1,506
Actual return on assets..............................................       --            --            --
Net amortization and deferral........................................      591           554           388
                                                                        ------        ------        ------
Net pension expense..................................................   $3,082        $3,083        $2,462
                                                                        ------        ------        ------
                                                                        ------        ------        ------

                               NBD BANCORP, INC.

     The following table sets forth the Plans' funded status and amounts recognized in the consolidated balance sheet at December 31:

                                                                                           THE RESTORATION
                                                                  THE PENSION PLANS             PLANS
                                                                 --------------------    --------------------
                                                                   1993        1992        1993        1992
                                                                 --------    --------    --------    --------
                                                                                (IN THOUSANDS)
Actuarial present value of the projected benefit obligation, based on employment services to date, and current salary
  levels:
     Vested employees.........................................   $404,672    $322,130    $ 23,514    $ 13,853
     Non-vested employees.....................................     25,169      15,575       2,476       2,826
                                                                 --------    --------    --------    --------
     Accumulated benefit obligation...........................    429,841     337,705      25,990      16,679
Additional amounts related to projected salary increases......    154,755     128,835      16,831       6,437
                                                                 --------    --------    --------    --------
Total projected benefit obligation............................    584,596     466,540      42,821      23,116
Plan assets (at market value).................................    583,076     530,020          --          --
                                                                 --------    --------    --------    --------
Funded assets in excess of (less than) projected benefit
  obligation..................................................     (1,520)     63,480     (42,821)    (23,116)
Unrecognized net (gain) loss..................................      6,153     (56,993)     11,183       5,804
Unrecognized transition (asset) liability being amortized over
  15 years beginning January 1, 1986..........................    (38,262)    (43,192)      1,455       1,741
Unrecognized prior service cost...............................     11,198      20,617      11,542        (539)
Adjustment to recognize minimum liability.....................         --          --      (7,349)     (1,181)
                                                                 --------    --------    --------    --------
Accrued pension liability included in the consolidated balance
  sheet.......................................................   $(22,431)   $(16,088)   $(25,990)   $(17,291)
                                                                 --------    --------    --------    --------
                                                                 --------    --------    --------    --------

     The funded status of the Pension Plans as of December 31, 1993, includes plan assets of $75,880,000, accumulated benefit obligation of $85,607,000, and projected benefit obligation of $112,809,000 relating to a pension plan maintained by NBD Indiana, Inc. (formerly INB Financial Corporation, or INB), a wholly-owned subsidiary of NBD Bancorp, Inc. The INB plan will be merged with the NBD Bancorp, Inc. plan on January 1, 1994.

     The assumptions used in determining the actuarial present value of the projected benefit obligations are set forth below:

                                                                                 1993    1992    1991
                                                                                 ----    ----    ----
        Discount rate.........................................................   7.0 %   8.0 %   8.0 %
        Rate of increase in compensation levels...............................   5.5     6.0     6.0
        Expected long-term rate of return on assets...........................   9.5     9.5     9.5

     Service cost in 1992 includes $4,014,000 and $245,000 for the Pension Plans and the Restoration Plans, respectively, of additional expense for individuals who elected to accept an early retirement option offered to employees of INB.

  Postretirement Benefits Other Than Pensions

     The Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1992. The Statement requires that the expected cost of providing postretirement benefits be recognized in the financial statements during employees' active service periods. The Corporation's previous practice was to expense these benefits when paid.

     The Corporation provides medical and life insurance for employees who retire after age 55 with a minimum of 15 years of service. The postretirement health care benefit, which can also cover eligible dependents, is contributory with retiree contributions adjusted annually to reflect increases in the Corporation's health care costs. The postretirement life insurance benefit is noncontributory.

     The Corporation elected to immediately recognize the January 1, 1992, accumulated benefit obligation which resulted in a charge of $58,924,000 ($37,885,000 after tax) to 1992 earnings. In addition, such postretirement benefit

                               NBD BANCORP, INC.

expense for 1992 was $2,981,000 higher ($1,897,000 after tax) than what would have been recorded on the previous accounting basis.

     Net periodic postretirement benefit cost included the following components for the years ended December 31:

                                                                                1993        1992
                                                                              --------    --------
                                                                                 (IN THOUSANDS)
        Service cost.......................................................   $  1,539    $  1,362
        Interest cost......................................................      5,003       4,769
                                                                              --------    --------
        Net periodic postretirement benefit cost...........................   $  6,542    $  6,131
                                                                              --------    --------
                                                                              --------    --------

     The Corporation funds postretirement benefit cost as claims are incurred. The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet at December 31:

                                                                                1993        1992
                                                                              --------    --------
                                                                                 (IN THOUSANDS)
        Accumulated postretirement benefit obligation:
          Retirees.........................................................   $ 44,014    $ 41,560
          Fully eligible active plan participants..........................      7,413       5,526
          Other active plan participants...................................     21,083      15,716
                                                                              --------    --------
        Total accumulated postretirement benefit obligation................     72,510      62,802
        Plan assets (at market value)......................................         --          --
                                                                              --------    --------
        Accumulated postretirement benefit obligation in excess of plan
          assets...........................................................    (72,510)    (62,802)
        Unrecognized net loss..............................................      6,766          --
                                                                              --------    --------
        Accrued postretirement benefit liability recognized in the
          consolidated balance sheet.......................................   $(65,744)   $(62,802)
                                                                              --------    --------
                                                                              --------    --------

     For measurement purposes, an 11 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1994; the rate was assumed to trend downward to 5.5 percent by the year 2001 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1993, by $8,560,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1993 by approximately $1,000,000.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.0 percent at December 31, 1993, and 8.0 percent at year-end 1992.

     In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Postemployment benefits are benefits provided to former or inactive employees after employment, but before retirement. This statement, which becomes effective for fiscal years beginning after December 15, 1993, requires accrual of the obligation to provide postemployment benefits. The Corporation does not expect adoption of the statement to have a material impact on the financial statements.

  Employee Savings Plans

     The Corporation contributes to various 401(k) savings plans and profit sharing plans for the benefit of employees meeting certain eligibility requirements. The Corporation's participation in the 401(k) savings plans is in the form of "matching funds" wherein it contributes an amount equal to the participant's contributions up to 2 percent of the participant's compensation, plus an amount equal to one-half of the participant's contribution between 2 percent and 6 percent of the participant's compensation subject to certain limitations imposed by the IRS.

     In addition, INB sponsored a leveraged Employee Stock Ownership Plan
(ESOP), wherein the ESOP used the proceeds of a $33.0 million loan from INB to acquire 1,236,500 shares of its common stock. Subsequently, shares of

                               NBD BANCORP, INC.

common stock held by the ESOP were allocated to participating employees. The ESOP was terminated in the fourth quarter of 1992.

     Total expense for all plans was $15,467,000 in 1993, $12,659,000 in 1992, and $13,958,000 in 1991.

  Stock Award and Stock Option Plans

     The executive officers of the Corporation and certain other employees are eligible for awards pursuant to the Performance Incentive Plan (the PIP Plan) administered by the Compensation Committee of the Board of Directors. The Committee is empowered to make two types of awards and to establish two groups of awardees.

     The first group is selected from among the more senior officers. The Committee is authorized to award to this group Performance Shares. A Performance Share is one share of the Corporation's common stock. Distribution of the awards is tied to the achievement of certain financial performance goals for the Corporation as set by the Committee, over performance periods of at least one year and up to five years in duration. The second group of employees (which excludes the more senior officers) may be awarded shares of the Corporation's common stock, the ultimate distribution of which is not tied to corporate performance goals. The award periods for this group have ranged from one to five years in duration.

     The cost of stock awards to the more senior officers is the market value of the stock on the date the award is finally distributed. For the second group of employees, the cost of stock awards is the market value of the stock on the date of grant. The cost, either estimated or actual, of stock awards for both groups is amortized on a straight-line basis over the award duration periods. The unamortized cost of these awards is included in Shareholders' Equity.

     The PIP Plan also permits the granting of stock options. The term of each option is determined by the Committee, except that the term of an incentive option may not exceed ten years from the date of grant. No option can be exercised prior to the expiration of the first year of its term. The option price may not be less than the fair market value of the common stock on the date the option is granted.

     The Committee may grant stock options that include the right to receive "restoration options." A restoration option allows a participant who exercises the original option prior to retirement, and who pays all or part of the purchase price of the option with shares of the Corporation's common stock, the right to receive an option to purchase the number of shares of the common stock of the Corporation equal to the number of shares used by the participant in payment of the original option price. The exercise price of the restoration option is equal to the fair market value of the common stock on the date the restoration option is granted.

     The following table summarizes activity under the option and award plans for 1992 and 1993:

                                                                                          OPTIONS
                                                                               ------------------------------
                                                                   STOCK                            PRICE
                                                                   AWARDS      OUTSTANDING        PER SHARE
                                                                   ------      -----------      -------------
                                                                      (NO. OF SHARES IN
                                                                         THOUSANDS)
January 1, 1991.................................................   1,312       2,688            $ 4.72-$21.13
     Granted....................................................     504         330             11.17- 29.21
     Exercised..................................................    (276)       (353)             4.72- 21.13
     Forfeited..................................................      (2)        (29)            10.37- 18.36
                                                                   ------      ------
December 31, 1991...............................................   1,538       2,636              4.72- 29.21
     Granted....................................................     362       1,015             27.44- 31.94
     Exercised..................................................    (466)     (1,048)             6.62- 29.21
     Forfeited..................................................    (177)         (7)            11.17- 18.36
                                                                   ------      ------
December 31, 1992...............................................   1,257       2,596              4.72- 31.94
     Granted....................................................     369         316             29.81- 36.06
     Exercised..................................................    (303)       (769)             4.72- 30.88
     Forfeited..................................................     (28)        (97)            14.91- 33.94
                                                                   ------      ------
December 31, 1993...............................................   1,295       2,046            $ 6.62-$36.06
                                                                   ------      ------
                                                                   ------      ------

     As of December 31, 1993, 966,000 options were exercisable.

                               NBD BANCORP, INC.

9. INCOME TAXES

     The Corporation adopted SFAS No. 109, "Accounting For Income Taxes," effective January 1, 1993. In prior years, the Corporation accounted and reported for income taxes in accordance with APB No. 11, "Accounting for Income Taxes." The cumulative effect of adopting SFAS No. 109 increased 1993 Net Income by $3,950,000. Under the new standard, the change in the statutory tax rate during 1993 from 34% to 35% required a revaluation of deferred tax assets and liabilities, which reduced tax expense in 1993 by $4,805,000 as compared to what tax expense would have been under APB No. 11.

     The consolidated income tax expense (benefit) is comprised of the following elements:

                                                                           FOR YEARS ENDED DECEMBER 31
                                                                        ----------------------------------
                                                                          1993         1992         1991
                                                                        --------     --------     --------
                                                                                  (IN THOUSANDS)
Income Tax Expense (Benefit):
  Domestic:
     Currently Payable:
       Federal.......................................................   $194,733     $156,819     $128,156
       State.........................................................     20,109       19,287       15,200
                                                                        --------     --------     --------
                                                                         214,842      176,106      143,356
     Deferred:
       Federal.......................................................      1,652      (37,974)     (23,796)
       State.........................................................      1,295       (5,649)        (598)
                                                                        --------     --------     --------
                                                                           2,947      (43,623)     (24,394)
                                                                        --------     --------     --------
          Total Domestic.............................................    217,789      132,483      118,962
  Foreign -- Currently Payable.......................................      2,346        1,878        3,326
                                                                        --------     --------     --------
Total Income Tax Expense.............................................   $220,135     $134,361     $122,288
                                                                        --------     --------     --------
                                                                        --------     --------     --------

     The tax effects of certain valuation adjustments to securities, foreign currency translation adjustments, and certain tax benefits related to stock options are recorded directly in Shareholders' Equity. Net tax credits recorded directly in Shareholders' Equity amounted to $9,450,000, $5,330,000 and $1,428,000 for 1993, 1992 and 1991, respectively. In addition, a deferred tax benefit of $21,039,000 was recorded in 1992 as part of the cumulative effect of adopting SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions."

     The Corporation has substantial investments in tax-exempt debt securities and loans on which borrowers pay a lower rate of interest than would be required if the income were subject to federal income taxes. Because of these and other differences, Income Tax Expense is less than that computed by applying the federal statutory income tax rate of 35 percent in 1993 and 34 percent in 1992 and 1991. A summary reconciliation of reported income tax expense to income tax based on the statutory rate is as follows:

                                                                          1993         1992         1991
                                                                        --------     --------     --------
                                                                                  (IN THOUSANDS)
Reported Income Tax Expense..........................................   $220,135     $134,361     $122,288
Effect of:
  Tax-exempt securities and loan income..............................     44,965       50,411       49,690
  Goodwill amortization..............................................     (8,029)      (9,692)      (5,278)
  State income taxes (net of federal tax benefit)....................    (13,913)      (9,001)      (9,637)
  Federal tax rate increase on deferred tax assets and liabilities...      4,805           --           --
  Other..............................................................     (2,271)      (5,470)       7,436
                                                                        --------     --------     --------
Income Tax based on statutory rate...................................   $245,692     $160,609     $164,499
                                                                        --------     --------     --------
                                                                        --------     --------     --------

                               NBD BANCORP, INC.

     The significant components of the Corporation's deferred tax assets and liabilities as of December 31, 1993, are as follows:

                                                                                (IN THOUSANDS)
            Deferred Tax Assets:
              Provision for Loan Losses......................................   $158,247
              Pension and Retirement Benefits................................     38,574
              Deferred Loan Fees.............................................     14,697
              Merger-Related Adjustments.....................................      7,727
              Other..........................................................     57,004
                                                                                --------
                 Total Deferred Tax Assets...................................    276,249
                                                                                --------
            Deferred Tax Liabilities:
              Depreciation...................................................     18,891
              Purchase Accounting Adjustments................................     16,040
              Lease Accounting...............................................     12,070
              Accrued Discount...............................................     11,615
              Other..........................................................     35,433
                                                                                --------
                 Total Deferred Tax Liabilities..............................     94,049
                                                                                --------
                 Net Deferred Tax Assets.....................................   $182,200
                                                                                --------
                                                                                --------

     During 1992 and 1991, in accordance with APB No. 11, deferred income tax provisions were recorded resulting from the differences in the timing of recognizing certain revenues and expenses for financial statement and income tax purposes. The sources of the differences and their income tax effect are as follows:

                                                                           1992       1991
                                                                          -------    -------
                                                                            (IN THOUSANDS)
            Lease Income...............................................   $ 1,400    $ 4,652
            Loan Loss Deduction........................................    12,900     11,641
            Merger-Related Expenses....................................    21,560         --
            Other, net.................................................     7,763      8,101
                                                                          -------    -------
                                                                          $43,623    $24,394
                                                                          -------    -------
                                                                          -------    -------

     The cumulative deferred tax benefit amounted to $188,534,000 (which included $21,039,000 attributable to the cumulative effect of adopting SFAS No.
106) and $124,959,000 at December 31, 1992 and 1991, respectively.

10. INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS

     The Corporation, in the normal course of business, utilizes various types of off-balance sheet financial instruments to accommodate customer needs, to manage the Corporation's exposure to market risk in both on and off-balance sheet instruments and, on a limited scale, to generate trading profits.

     Financial instruments may contain elements of both market risk and credit risk. Market risk is the possibility of changes in interest or currency rates that would cause a financial instrument to decrease in value or to be more costly to settle. Credit risk is the possibility of loss arising from failure by a party to the transaction to perform according to terms of the contract. Credit risk is controlled through credit policies, approval processes, collateral requirements, limits, and monitoring procedures similar to the Corporation's practices employed to monitor and control the credit risk of loans and loan commitments.

                               NBD BANCORP, INC.

     The contract or notional amount of interest rate and foreign exchange contracts at December 31 are shown below.

                                                                                    1993          1992
                                                                                 ----------    ----------
                                                                                      (IN THOUSANDS)
Market risk management:
  Interest Rate Swaps:
     Receive fixed............................................................   $  130,716    $  129,216
     Pay fixed................................................................    1,250,488     1,212,485
  Futures and Option Contracts Purchased......................................       15,788       227,618
  Commitments to purchase securities..........................................      662,372       237,152
  Commitments to sell loans...................................................      463,000       364,500
Customer and trading:
  Interest Rate Swaps:
     Receive fixed............................................................      706,790       659,765
     Pay fixed................................................................      663,760       608,546
  Futures Contracts:
     Purchased................................................................       51,000        15,500
     Sold.....................................................................      284,292        25,500
  Interest Rate Caps and Floors:
     Purchased................................................................      208,536       138,569
     Written..................................................................      207,533       127,052
  Foreign Exchange Contracts:
     Commitments to Buy Foreign Currency......................................    1,196,180     1,028,070
     Commitments to Sell Foreign Currency.....................................    1,206,785     1,046,071

     The credit risk inherent in interest rate and foreign exchange contracts is measured as the cost of replacing, in the current market, contracts having a positive value with contracts having identical terms. This amount for contracts used to manage market risk is not recorded on the balance sheet and totaled $16,121,000 at December 31, 1993, and $7,232,000 at December 31, 1992. This
amount for customer and trading contracts is recorded on the balance sheet.

     Interest rate swaps are contracts where the parties agree to exchange fixed rate for floating rate interest payments for a specified time period on a specified (notional) amount.

     Options are contracts that allow the holder to purchase or sell a financial instrument, at a specified price, prior to the expiration date of the contract. Caps and floors are contracts under which the holder will receive the interest rate differential when a specified benchmark rate exceeds the cap rate, or falls below the floor rate. The writer of these contracts charges a fee at the outset in exchange for assuming the risk of an unfavorable change in the price of the financial instrument or interest rate underlying the contract.

     Futures contracts require the seller of a contract to deliver a specified instrument to the purchaser at a specified price or yield, on a specified future date.

     Commitments to purchase securities are made for the future delivery of investment securities at a specified price or yield. The commitments to sell loans are made to protect against a decline in the value of mortgage loans held for sale and of commitments to make mortgage loans at specified rates.

     Foreign exchange contracts are agreements to exchange different currencies at specified future dates and rates. Foreign exchange options allow the holder to purchase or sell foreign currency at a specified date and price. The Corporation manages its exposure to changes in exchange rates by establishing limits for individual currencies. Income from revaluing forward and spot foreign exchange positions to market amounted to $12,567,000 in 1993, $11,619,000 in 1992 and $9,885,000 in 1991.

                               NBD BANCORP, INC.

11. COMMITMENTS AND CONTINGENCIES

     A commitment to extend credit obligates the Corporation to advance funds to a customer providing there is compliance with terms of the commitment. Commitments generally have fixed expiration dates or other termination clauses, permit the customer to borrow at a market rate of interest and require payment of a fee. Unused commitments totaled $14,917,545,000 and $13,712,602,000 at December 31, 1993 and 1992, respectively. Since many commitments typically expire without being utilized, the total does not necessarily represent future cash requirements.

     A standby letter of credit is a conditional commitment issued to guarantee contractual performance by a customer to a third party. Typical uses are to back commercial paper, bond financing and similar transactions of public and private borrowers. Total standby letters of credit outstanding at December 31, 1993 and 1992, were $1,720,489,000 and $1,558,240,000, respectively. The Corporation does not expect, in the normal course of business, to be required to fund these commitments.

     A commercial letter of credit is a commitment issued to facilitate the shipment of goods from seller to buyer by guaranteeing payment to the seller. Absent inability of the buyer to perform, fund disbursement to the seller occurs simultaneously with receipt of funds from the buyer. Commercial letters of credit outstanding were $196,654,000 and $225,835,000 at December 31, 1993 and 1992, respectively.

     Collateral requirements for the above commitments are based on credit evaluation of the customer.

     The Corporation is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Corporation's financial statements.

12. CONCENTRATIONS OF CREDIT RISK

     In the normal course of business, the Corporation enters into transactions exposing it to credit risk. At December 31, 1993, the maximum credit exposure for funded transactions of $39.5 billion and unfunded commitments of $17.5 billion was well diversified geographically and by industry, as shown in the following tables.

         GEOGRAPHIC DISTRIBUTION:                                INDUSTRY DISTRIBUTION:
Metropolitan Detroit.......................    17%     Automotive Related Manufacturing...........     6%
Indiana....................................    17      Other Manufacturing........................    10
Outstate Michigan..........................    12      Financial Institutions.....................    10
Illinois...................................    11      Commercial Construction and Real Estate....     6
Ohio.......................................     4      Wholesale Trade............................     4
Foreign....................................     5      Transportation Services....................     2
All Other..................................    34*     Professional Services......................     3
                                              ---      Other Commercial...........................    10
                                              100%     Residential Mortgages......................     5
                                              ---      Other Consumer.............................    23
                                              ---      U.S. Government............................    18
                                                       Other Government...........................     3
                                                                                                     ---
                                                                                                     100%
                                                                                                     ---
                                                                                                     ---

- -------------------------
*Includes 18 percent of U.S. Government and Agencies

     Over 90 percent of the Corporation's assets, revenue and net income are in the banking industry; no individual customer provides 10 percent or more of the Corporation's revenue, and total foreign assets, revenue, income before income taxes and net income comprise less than 10 percent of the Corporation's consolidated amounts.

                               NBD BANCORP, INC.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     For purposes of this disclosure, the estimated fair value of financial instruments with immediate and shorter-term maturities (generally 90 days or less) is assumed to be the same as the recorded book value. These instruments include the balance sheet lines captioned Cash and Due From Banks, Interest-Bearing Deposits, Federal Funds Sold and Resale Agreements, Other Money Market Investments, Customers' Liability on Acceptances, Short-Term Borrowings, and Liability on Acceptances.

     Trading Account Securities are recorded on the balance sheet at fair value, which is based on quoted market prices.

     The recorded book and estimated fair values of other financial instruments were as follows:

                                                        DECEMBER 31, 1993               DECEMBER 31, 1992
                                                   ----------------------------    ----------------------------
                                                     RECORDED       ESTIMATED        RECORDED       ESTIMATED
                                                    BOOK VALUE      FAIR VALUE      BOOK VALUE      FAIR VALUE
                                                   ------------    ------------    ------------    ------------
                                                                          (IN THOUSANDS)
Financial assets:
  Investment Securities.........................   $ 10,391,793    $ 10,802,287    $ 10,902,013    $ 11,337,143
  Loans and Leases, net of allowance............     25,127,762      25,471,167      24,725,922      24,989,975
  Interest Rate and Foreign Exchange
     Contracts..................................         32,893          49,014          32,905          45,966
Financial liabilities:
  Deposits......................................    (29,821,107)    (29,925,028)    (31,000,751)    (31,210,005)
  Long-Term Debt................................     (1,434,947)     (1,487,526)       (975,381)     (1,022,330)
  Interest Rate and Foreign Exchange
     Contracts..................................        (56,218)       (114,586)        (55,876)       (143,752)
Commitments.....................................             --         (13,791)             --         (18,571)

     Based on the valuation techniques discussed below, the excess of estimated fair values over recorded book values was $541 million at December 31, 1993. These values do not recognize the potential earning power of the corporate franchise, including customer relationships, which are inseparable from related financial instruments. In Management's opinion, the fair value of the Corporation is more accurately reflected in the market value of its common stock, which at December 31, 1993, was $4.8 billion, or $1.5 billion in excess of book value.

     Estimated fair values were determined as follows:

  Investment Securities

     Fair values are based on quoted market prices or dealer quotes.

  Loans and Leases

     The estimated fair value is determined by discounting contractual cash flows from the loans and leases using current lending rates for new loans with similar remaining maturities. The resulting value is reduced by an estimate of losses inherent in the portfolio.

  Interest Rate and Foreign Exchange Contracts

     Contracts used to hedge assets and liabilities are not recorded on the balance sheet. All other contracts are recorded on the balance sheet at their fair value. Estimated fair values are based on quoted market prices and rates, when available, or the amount the Corporation would receive or pay at current rates to terminate the contracts.

  Deposit Liabilities

     The fair value of Demand, Savings, and Money Market Deposits with no defined maturity is, by definition, the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows to be paid, using the current rates at which similar deposits with similar remaining maturities would be issued.

                               NBD BANCORP, INC.

  Long-Term Debt

     The fair value of the Corporation's long-term debt is based on quoted market prices, where available. The fair values of other issues are estimated by discounting the future cash flows using the current rates at which similar debt could be issued.

  Commitments

     Commitments to make or sell loans, standby letters of credit and financial guarantees are not recorded on the balance sheet. Their fair values are estimated as the fees that would be charged customers to enter into a similar agreement with comparable pricing and maturity. For fixed rate commitments, the estimated fair value also considers the difference between current levels of interest rates and the committed rates.

14. RESTRICTIONS ON CASH FLOWS TO THE PARENT COMPANY

     National and state banking laws and regulations place certain restrictions on loans or advances made by the banking subsidiaries to members of the affiliated group, including the Parent, and also place restrictions on dividends paid by the subsidiary banks. In addition, the subsidiary banks are subject to the risk-based capital standards of the banking regulatory agencies. At December 31, 1993, net assets of the subsidiary banks not available for dividends or loans amounted to approximately $2,567,886,000.

     In 1994, bank subsidiaries may distribute to the Parent (in addition to their 1994 net income) approximately $503,004,000 in dividends without prior approval from bank regulatory agencies.

15. RELATED PARTY TRANSACTIONS

     Certain directors and officers of the Parent, their families and certain entities in which they have an ownership interest were customers of the Corporation in 1993 and 1992. Management believes all transactions with such parties, including loans and commitments, were in the ordinary course of business and at normal terms prevailing at the time, including interest rates and collateralization and did not represent more than normal risks. The amount of such loans attributable to persons who were related parties at December 31, 1993, was $71,446,000 at the beginning and $41,942,000 at the end of 1993.
During 1993, new loans to related parties totaled $1,180,219,000 and repayments aggregated $1,209,723,000.

16. ACQUISITIONS

     On October 1, 1991, the Corporation issued approximately 7,942,000 shares of its common stock in exchange for all of the common stock of FNW Bancorp, Inc., a bank holding company located in Mt. Prospect, Illinois. This combination was accounted for as a pooling of interests.

     On January 23, 1992, the Corporation acquired all of the common stock of Gainer Corporation, a bank holding company located in Merrillville, Indiana. The acquisition was accounted for as a purchase and, accordingly, operations of Gainer Corporation are included in the consolidated financial statements since the date of acquisition. Essentially all of the purchase price of $168,379,000 was provided by issuing 5,729,000 shares of the Corporation's stock. The transaction generated $41,260,000 of goodwill, which is being amortized over 15 years using the straight-line method.

     On July 1, 1992, the Corporation issued approximately 11,911,000 shares of its common stock in exchange for all the common stock of Summcorp, a bank holding company located in Fort Wayne, Indiana. The combination was accounted for as a pooling of interests.

     In June 1992, Summcorp recorded $6.0 million ($4.4 million after tax) of merger-related expenses. These expenses were composed of charges taken to eliminate duplicate facilities and equipment, and intangibles revaluation. Summcorp also recorded a $9.8 million ($5.9 million after tax) provision for possible credit losses, to conform its credit evaluation policies to those of the Corporation, and other merger-related charges totaling $2.9 million ($1.9 million after tax).

                               NBD BANCORP, INC.

     On October 15, 1992, the Corporation issued approximately 29,892,000 shares of its common stock for all of the common stock of INB Financial Corporation, Inc. (INB), of Indianapolis, Indiana. This merger was also accounted for as a pooling of interests.

     In the third quarter of 1992, the Corporation recorded $70.1 million ($48.0 million after tax) of merger-related expenses for severance and early retirement, facilities, and equipment and intangibles revaluation. In addition, INB recorded a $41.6 million ($25.1 million after tax) provision for credit losses to conform their credit evaluation policies to those of the Corporation.

17. SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following quarterly financial information, in the opinion of management, fairly presents the results of operations for such periods.

                                                     1993 QUARTER                            1992 QUARTER
                                         ------------------------------------    ------------------------------------
                                          4TH       3RD       2ND       1ST       4TH       3RD       2ND       1ST
                                         ------    ------    ------    ------    ------    ------    ------    ------
                                                            (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net Interest Income..................... $382.6    $395.2    $391.8    $388.5    $392.6    $386.8    $371.6    $358.8
Provision for Possible Credit Losses....   19.8      24.9      35.1      39.9      57.2      84.8      49.9      36.6
Non-Interest Income.....................  156.1     141.1     143.2     145.0     144.2     133.2     124.6     127.2
Non-Interest Expense....................  345.0     329.6     321.6     325.6     317.9     389.7     320.0     310.5
Income before Taxes and the Cumulative
  Effect of a Change in Accounting
  Principles (SFAS No. 106 and No.
  109)..................................  173.9     181.8     178.3     168.0     161.7      45.6     126.2     138.9
Net Income before SFAS No. 106 and No.
  109...................................  119.0     125.2     122.6     115.1     111.8      36.0      90.9      99.3
Net Income.............................. $119.0    $125.2    $122.6    $119.0    $111.8    $ 36.0    $ 90.9    $ 61.4
Net Income Per Share:
  Primary...............................   $.74      $.77      $.76      $.74*     $.70      $.23      $.56      $.38*
  Fully Diluted.........................   $.72      $.76      $.75      $.72*     $.68      $.23      $.55      $.38*

- -------------------------
* Net income per share before the cumulative effect of the change in accounting principle was $.71 per share (primary) and $.70 per share (fully diluted) in the first quarter 1993, and $.62 per share (primary) and $.60 per share (fully diluted) in the first quarter 1992.

                               NBD BANCORP, INC.

18. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

     A Condensed Balance Sheet as of December 31, 1993 and 1992, and Condensed Statement of Income and Condensed Statement of Cash Flows for each of the three years ended December 31, 1993, for NBD Bancorp, Inc. (Parent Only) are as follows:

                        NBD BANCORP, INC. (PARENT ONLY)

                            CONDENSED BALANCE SHEET

                                                                                       DECEMBER 31
                                                                                 ------------------------
                                                                                    1993          1992
                                                                                 ----------    ----------
                                                                                      (IN THOUSANDS)
ASSETS
  Cash and Due From Banks.....................................................   $      750    $      344
  Interest-Bearing Deposits Placed With Subsidiary............................       13,930            --
  Resale Agreement with Subsidiary............................................      221,115        86,966
  Investment Securities (Available-for-Sale in 1993)..........................       13,731        11,325
  Notes Receivable from Subsidiaries..........................................      515,888       519,546
  Loans and Leases............................................................           --         1,425
  Investments in Subsidiaries (principally banks).............................    3,443,516     3,186,348
  Dividends Receivable from Subsidiary........................................       31,320        31,320
  Net Premises and Equipment..................................................       55,629        63,786
  Other Assets................................................................       48,454        38,169
                                                                                 ----------    ----------
          TOTAL ASSETS........................................................   $4,344,333    $3,939,229
                                                                                 ----------    ----------
                                                                                 ----------    ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-Term Borrowings.......................................................   $  158,886    $  184,438
  Other Liabilities...........................................................       90,863        87,898
  Long-Term Debt..............................................................      845,985       726,000
                                                                                 ----------    ----------
          TOTAL LIABILITIES...................................................    1,095,734       998,336
                                                                                 ----------    ----------
  Shareholders' Equity:
       Preferred Stock........................................................           --            --
       Common Stock...........................................................      160,715       160,386
       Capital Surplus........................................................      634,167       629,835
       Retained Earnings......................................................    2,472,692     2,160,397
       Unrealized Loss on Available-for-Sale Securities.......................       (7,012)           --
       Accumulated Translation Adjustment.....................................        4,384         5,610
       Deferred Compensation..................................................      (16,347)      (15,335)
                                                                                 ----------    ----------
          TOTAL SHAREHOLDERS' EQUITY..........................................    3,248,599     2,940,893
                                                                                 ----------    ----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................   $4,344,333    $3,939,229
                                                                                 ----------    ----------
                                                                                 ----------    ----------

                               NBD BANCORP, INC.

                        NBD BANCORP, INC. (PARENT ONLY)

                         CONDENSED STATEMENT OF INCOME

                                                                           FOR YEARS ENDED DECEMBER 31
                                                                        ----------------------------------
                                                                          1993         1992         1991
                                                                        --------     --------     --------
                                                                                  (IN THOUSANDS)
OPERATING INCOME:
  Income from Subsidiaries:
     Dividends from Subsidiaries (principally banks).................   $250,935     $195,342     $186,197
     Interest and Other..............................................     42,845       29,947       20,274
     Security Gains..................................................      3,034           --           --
  Other Interest and Other Income....................................      1,054        1,333        1,652
                                                                        --------     --------     --------
       Total Operating Income........................................    297,868      226,622      208,123
                                                                        --------     --------     --------
OPERATING EXPENSES:
  Interest on Short-Term Borrowings..................................      4,864        6,198        4,982
  Interest on Long-Term Debt.........................................     54,504       40,224       26,744
  Other..............................................................     24,042       23,922       20,920
                                                                        --------     --------     --------
       Total Operating Expenses......................................     83,410       70,344       52,646
                                                                        --------     --------     --------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES....................................................    214,458      156,278      155,477
  Income Tax Benefit.................................................     11,009       11,519        9,339
                                                                        --------     --------     --------
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES.......    225,467      167,797      164,816
  Equity in Undistributed Earnings of Subsidiaries Before Cumulative
     Effect of a Change in Accounting Principles.....................    256,374      170,222      196,718
                                                                        --------     --------     --------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
  PRINCIPLES.........................................................    481,841      338,019      361,534
  Cumulative Effect of a Change in Accounting Principles (net of
     $21,039 income tax effect for 1992).............................      3,950      (37,885)          --
                                                                        --------     --------     --------
NET INCOME...........................................................   $485,791     $300,134     $361,534
                                                                        --------     --------     --------
                                                                        --------     --------     --------

                               NBD BANCORP, INC.

                        NBD BANCORP, INC. (PARENT ONLY)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                                            FOR YEARS ENDED DECEMBER 31
                                                                        -----------------------------------
                                                                          1993         1992         1991
                                                                        ---------    ---------    ---------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................   $ 485,791    $ 300,134    $ 361,534
  Adjustments to Reconcile Net Income to Net Cash Provided by
     Operations:
     Depreciation and Amortization...................................       8,632        8,118        6,668
     Security Gains..................................................      (3,034)          --           --
     Equity in Earnings of Subsidiaries..............................    (509,571)    (327,679)    (382,915)
     Cash Dividends Received from Subsidiaries.......................     226,896      190,573      186,020
     (Increase) Decrease in Interest Receivable......................      (1,739)      (6,992)         743
     (Decrease) Increase in Accrued Operating Expenses...............      (2,329)      11,979       12,002
     Other, net......................................................       2,402        3,388       (1,052)
                                                                        ---------    ---------    ---------
       Net Cash Provided by Operating Activities.....................     207,048      179,521      183,000
                                                                        ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) Decrease in Resale Agreements with Subsidiaries.........    (134,149)      38,446      (83,618)
  Purchase of Investment Securities..................................      (3,506)     (10,728)          --
  Proceeds from Sale of Investment Securities........................       3,879           --           --
  (Increase) Decrease in Notes Receivable and Time Deposits Placed
     with Subsidiaries...............................................     (10,272)    (370,943)      38,357
  Decrease in Loans and Leases.......................................       1,425        1,017          150
  Purchase of Premises and Equipment and Other Assets................      (4,154)      (4,370)     (17,118)
  Proceeds from Sale of Premise and Equipment and Other Assets.......       3,936          403        2,493
  Purchases and Net Capital Contributions in Subsidiaries............      26,006      (42,051)     (19,584)
                                                                        ---------    ---------    ---------
       Net Cash Used by Investing Activities.........................    (116,835)    (388,226)     (79,320)
                                                                        ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease) Increase in Short-Term Borrowings.......................     (25,552)      93,891      (66,791)
  Proceeds from the Issuance of Debt.................................     150,000      400,000      200,000
  Principal Payments on Long-Term Debt...............................     (30,000)         (15)     (30,001)
  Proceeds from Stock Option Exercises...............................       2,527        1,415          130
  Payments to Acquire Treasury Stock.................................     (13,369)    (134,222)     (70,799)
  Dividends Paid.....................................................    (173,413)    (152,353)    (136,089)
                                                                        ---------    ---------    ---------
       Net Cash (Used) Provided by Financing Activities..............     (89,807)     208,716     (103,550)
                                                                        ---------    ---------    ---------
Net Increase in Cash and Due From Banks..............................         406           11          130
Cash and Due From Banks -- Beginning of Period.......................         344          333          203
                                                                        ---------    ---------    ---------
CASH AND DUE FROM BANKS -- END OF PERIOD.............................   $     750    $     344    $     333
                                                                        ---------    ---------    ---------
                                                                        ---------    ---------    ---------
Other Cash Flow Disclosures:
  Interest Paid......................................................   $  59,555    $  35,966    $  28,823
  Income Tax Credit Realized.........................................      13,880       14,986       11,119

                          INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
NBD Bancorp, Inc.
Detroit, Michigan

     We have audited the accompanying consolidated balance sheet of NBD Bancorp, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the mergers of NBD Bancorp, Inc. and Summcorp, and of NBD Bancorp, Inc. and INB Financial Corporation ("INB"), each of which has been accounted for as a pooling of interests as described in Note 16 to the consolidated financial statements. We did not audit the statements of income, stockholders' equity, and cash flows of Summcorp and INB for the year ended December 31, 1991, whose combined statements reflect total revenues of $888,101,000 for the year ended December 31, 1991. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Summcorp and INB for 1991, is based solely on the reports of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBD Bancorp, Inc. and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Corporation changed its method of accounting for investment securities and income taxes in 1993, and its method of accounting for postretirement benefits other than pensions in 1992, to conform to pronouncements of the Financial Accounting Standards Board.

/s/ Deloitte & Touche
DELOITTE & TOUCHE

January 18, 1994
Detroit, Michigan

                               NBD BANCORP, INC.

                               SUPPLEMENTARY DATA
                         EARNINGS PER SHARE COMPUTATION

                                                                             FOR YEARS ENDED DECEMBER 31
                                                                           --------------------------------
                                                                             1993        1992        1991
                                                                           --------    --------    --------
                                                                            (IN THOUSANDS EXCEPT PER SHARE
                                                                                       AMOUNTS)
PRIMARY:
  Net Income............................................................   $485,791    $300,134    $361,534
                                                                           --------    --------    --------
                                                                           --------    --------    --------
  Average Shares Outstanding............................................    160,568     160,304     158,691
  Adjustment:
     Shares Applicable to Common Stock Options..........................        685         412         574
                                                                           --------    --------    --------
  Shares Applicable to Primary Earnings.................................    161,253     160,716     159,265
                                                                           --------    --------    --------
                                                                           --------    --------    --------
FULLY DILUTED:
  Net Income............................................................   $485,791    $300,134    $361,534
  Adjustment:
     Interest on 7.25% Convertible Debentures...........................     14,651      14,651      11,633
     Interest on 8.25% Convertible Debentures...........................         --       1,105       1,450
     Tax Effect on Above................................................     (5,128)     (5,356)     (4,448)
                                                                           --------    --------    --------
     Net Adjustment.....................................................      9,523      10,400       8,635
                                                                           --------    --------    --------
  Adjusted Net Income Applicable to Common Stock........................   $495,314    $310,534    $370,169
                                                                           --------    --------    --------
                                                                           --------    --------    --------
  Average Shares Outstanding............................................    160,568     160,304     158,691
  Adjustment:
     Shares Applicable to Convertible Notes.............................      6,579       7,478       6,612
     Shares Applicable to Common Stock Options..........................        704       1,090         920
                                                                           --------    --------    --------
  Shares Applicable to Fully Diluted Earnings...........................    167,851     168,872     166,223
                                                                           --------    --------    --------
                                                                           --------    --------    --------
NET INCOME PER SHARE:
Primary -- Net Income Per Common Share..................................   $   3.01    $   1.87    $   2.27
                                                                           --------    --------    --------
                                                                           --------    --------    --------
Fully Diluted -- Net Income Per Common Share............................   $   2.95    $   1.84    $   2.23
                                                                           --------    --------    --------
                                                                           --------    --------    --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Security Ownership Reporting" in the definitive Proxy Statement of the Corporation dated April 8, 1994, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.

     Reference is made to PART I of this Form 10-K for information as to the executive officers of the Corporation.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" in the definitive Proxy Statement of the Corporation dated April 8, 1994, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive Proxy Statement of the Corporation dated April 8, 1994, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the definitive Proxy Statement of the Corporation dated April 8, 1994, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS:

                                                                                               PAGE*
                                                                                             ---------
Consolidated Balance Sheet -- December 31, 1993 and 1992..................................      42
Consolidated Statement of Income -- Three Years Ended December 31, 1993...................      44
Consolidated Statement of Shareholders' Equity -- Three Years Ended December 31, 1993.....      45
Consolidated Statement of Cash Flows -- Three Years Ended December 31, 1993...............      46
Notes to Financial Statements.............................................................      47
Independent Auditors' Report..............................................................      68
Independent Auditor's Report for Summcorp.................................................   (99)(a)**
Independent Auditor's Report for INB Financial Corporation................................   (99)(b)**

- -------------------------
 * Refers to page number of this Form 10-K.
** Refers to number of Exhibit to this Form 10-K.

2. SCHEDULES:

     All schedules are omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

3. EXHIBITS:

     The Exhibits marked with one asterisk below were filed as Exhibits to the Corporation's Form 10-K for the fiscal year ended December 31, 1989 [file number 1-7127]; the Exhibit marked with two asterisks below was filed as an Exhibit to the Corporation's Form 10-K for the fiscal year ended December 31, 1990; the Exhibit marked with three asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on February 14, 1992; the Exhibit marked with four asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on July 15, 1992; the Exhibit marked with five asterisks was filed as Exhibits to the Corporation's Form 8-K Report filed on May 11, 1993; the Exhibit marked with six asterisks below was filed as an Exhibit to the Corporation's Form 10-K for the fiscal year ended December 31, 1991; the Exhibits marked with seven asterisks below were filed as Exhibits to the Corporation's Form 10-K for the fiscal year ended December 31, 1992; the Exhibit marked with eight asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on April 9, 1993; and all such Exhibits are incorporated herein by reference, the Exhibit numbers in brackets being those in such Forms S-3, 10-K and 8-K.

(3)              Restated Certificate of Incorporation of the Corporation, and By-Laws of the
                 Corporation, as amended
(4)(a)**         Fiscal Agency Agreement dated as of December 18, 1985, between the Corporation and
                 Morgan Guaranty Trust Company of New York, as Fiscal Agent and Paying Agent, relating to Floating Rate Subordinated Notes Due 2005 [(4)(b)]
(4)(b)***        Indenture dated as of February 1, 1992, between the Corporation and Bankers Trust
                 Company, as Trustee, relating to 8.10% Subordinated Notes Due 2002 [4(a)]
(4)(c)****       Indenture dated as of July 15, 1992, between the Corporation and The Chase Manhattan
                 Bank, N.A., as Trustee, relating to 7 1/4% Subordinated Debentures due 2004 [4(a)]
(4)(d)*****      Indenture and Unit Agreement dated as of April 30, 1993, between the Corporation and
                 Chemical Bank, as Trustee and Unit Agent, relating to the 7 1/2% Preferred Purchase
                 Units [(99)(a)/(b)/(c)]
(4)(e)********   Form of Certificate of Designations of 7 1/2% Cumulative Preferred Stock of the
                 Corporation issuable under the 7 1/2% Preferred Purchase Units [(4)(c)]
(4)(f)           The Corporation hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of nonregistered long-term debt of the
                 Corporation's subsidiaries; the total amount of each issue of such debt does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.
(10)(a)******    Performance Incentive Plan of the Corporation, as amended [(10)(a)]
(10)(b)*         Executive Incentive Plan of the Corporation [(10)(b)]

(10)(c)*         Pension Restoration/Supplemental Plan of the Corporation [(10)(c)]
(10)(d)*         Retirement Plan for Non-Employee Directors of the Corporation [(10)(d)]
(10)(e)*         Severance Pay Plan of the Corporation [(10)(e)]
(10)(f)*         Form of Separation Agreement between the Corporation and listed executive officers
                 [(10)(f)]
(10)(g)*         Executive Estate Plan of the Corporation [(10)(g)]
(10)(h)*******   Non-Employee Director Stock Award Plan of the Corporation
(10)(i)*******   Supplemental Disability and Split-Dollar Life Insurance Policies of NBD Indiana, Inc.
                 covering the named executive officers
(10)(j)*******   Employment Agreements dated January 15, 1992, between NBD Indiana, Inc. and the listed executive officers
(10)(k)          Long-Term Disability Restoration Plan of the Corporation
(11)             Earnings Per Share Computation (included in Item 8 of this Form 10-K)
(21)             Subsidiaries of the Corporation
(23)             Consent of Deloitte & Touche
(99)(a)          Independent Auditor's Report for Summcorp
(99)(b)          Independent Auditor's Report for INB Financial Corporation

- -------------------------
Exhibits 10(a) through 10(k) constitute the management contracts and executive compensatory plans or arrangements of the Corporation and its subsidiaries.

     (b) Reports on Form 8-K

     The Corporation has not filed any reports on Form 8-K during the last quarter of the year covered by this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Detroit, State of Michigan on March 1, 1994.

                                      NBD BANCORP, INC.

                                              /S/ VERNE G. ISTOCK
                                          --------------------------
                                          Verne G. Istock, Chairman
                                         and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 1, 1994.

                   SIGNATURE                                                SIGNATURE
- ------------------------------------------------         ------------------------------------------------
           /S/ VERNE G. ISTOCK                             /S/ HARRY HOLIDAY, JR.
    ------------------------------------------           -----------------------------------
    Verne G. Istock, Chairman, Chief Executive           Harry Holiday, Jr., Director
     Officer and Director (Principal Executive
                    Officer)

           /S/ LOUIS  BETANZOS                             /S/ JOSEPH L. HUDSON, JR.
    -----------------------------------------            -----------------------------------
    Louis Betanzos, Executive Vice President,            Joseph L. Hudson, Jr., Director
    Treasurer and Chief Financial Officer
         (Principal Financial Officer)

           /S/ GERALD K. HANSON                            /S/ THOMAS H. JEFFS II
    -------------------------------------------          -----------------------------------
    Gerald K. Hanson, Senior Vice President and          Thomas H. Jeffs II, Director
     Comptroller (Principal Accounting Officer)

           /S/ TERENCE E.  ADDERLEY                        /S/ JOHN E. LOBBIA
    -------------------------------------------          -----------------------------------
    Terence E. Adderley, Director                        John E. Lobbia, Director

           /S/ JAMES K. BAKER                              /S/ RICHARD A. MANOOGIAN
    -------------------------------------------          -----------------------------------
    James K. Baker, Director                             Richard A. Manoogian, Director

           /S/ DON H. BARDEN                               /S/ WILLIAM T. MCCORMICK, JR.
    -------------------------------------------          -----------------------------------
    Don H. Barden, Director                              William T. McCormick, Jr., Director

           /S/ SIEGFRIED BUSCHMANN                         /S/ THOMAS M. MILLER
    -------------------------------------------          -----------------------------------
    Siegfried Buschmann, Director                        Thomas M. Miller, Director

           /S/ BERNARD B. BUTCHER                          /S/ IRVING ROSE
    -------------------------------------------          -----------------------------------
    Bernard B. Butcher, Director                         Irving Rose, Director

                                                          /S/ ROBERT C. STEMPEL
    -------------------------------------------          -----------------------------------
    John W. Day, Director                                Robert C. Stempel, Director

           /S/ MAUREEN A.  FAY                             /S/ PETER W. STROH
    -------------------------------------------          -----------------------------------
    Maureen A. Fay, O.P., Director                       Peter W. Stroh, Director

                                                           /S/ ORMAND J. WADE
    -------------------------------------------          -----------------------------------
    Charles T. Fisher III, Director                      Ormand J. Wade, Director

           /S/ ALFRED R. GLANCY III
    -------------------------------------------
    Alfred R. Glancy III, Director

                              [NBD LOGO]

                                 EXHIBIT INDEX

     The Exhibits marked with one asterisk below were filed as Exhibits to the Corporation's Form 10-K for the fiscal year ended December 31, 1989 [file number 1-7127]; the Exhibit marked with two asterisks below was filed as an Exhibit to the Corporation's Form 10-K for the fiscal year ended December 31, 1990; the Exhibit marked with three asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on February 14, 1992; the Exhibit marked with four asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on July 15, 1992; the Exhibit marked with five asterisks was filed as Exhibits to the Corporation's Form 8-K filed on May 11, 1993; the Exhibit marked with six asterisks below was filed as an Exhibit to the Corporation's Form 10-K for the fiscal year ended December 31, 1991; the Exhibits marked with seven asterisks below were filed as Exhibits to the Corporation's Form 10-K for the fiscal year ended December 31, 1992; the Exhibit marked with eight asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on April 9, 1993; and all such Exhibits are incorporated herein by reference, the Exhibit numbers in brackets being those in such Forms S-3, 10-K and 8-K.

  EXHIBIT NO.                                          DESCRIPTION
- ---------------   -------------------------------------------------------------------------------------
(3)               Restated Certificate of Incorporation of the Corporation, and By-Laws of the
                  Corporation, as amended
(4)(a)**          Fiscal Agency Agreement dated as of December 18, 1985, between the Corporation and
                  Morgan Guaranty Trust Company of New York, as Fiscal Agent and Paying Agent, relating to Floating Rate Subordinated Notes Due 2005 [(4)(b)]
(4)(b)***         Indenture dated as of February 1, 1992, between the Corporation and Bankers Trust
                  Company, as Trustee, relating to 8.10% Subordinated Notes Due 2002 [4(a)]
(4)(c)****        Indenture dated as of July 15, 1992, between the Corporation and The Chase Manhattan
                  Bank, N.A., as Trustee, relating to 7 1/4% Subordinated Debentures Due 2004 [4(a)]
(4)(d)*****       Indenture and Unit Agreement dated as of April 30, 1993, between the Corporation and
                  Chemical Bank, as Trustee and Unit Agent, relating to the 7 1/2% Preferred Purchase
                  Units [(99)(a)/(b)/(c)]
(4)(e)********    Form of Certificate of Designations of 7 1/2% Cumulative Preferred Stock of the
                  Corporation issuable under the 7 1/2% Preferred Purchase Units [(4)(c)]
(4)(f)            The Corporation hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of nonregistered long-term debt of the
                  Corporation's subsidiaries; the total amount of each issue of such debt does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.
(10)(a)******     Performance Incentive Plan of the Corporation, as amended [(10)(a)]
(10)(b)*          Executive Incentive Plan of the Corporation [(10)(b)]
(10)(c)*          Pension Restoration/Supplemental Plan of the Corporation [(10)(c)]
(10)(d)*          Retirement Plan for Non-Employee Directors of the Corporation [(10)(d)]
(10)(e)*          Severance Pay Plan of the Corporation [(10)(e)]
(10)(f)*          Form of Separation Agreement between the Corporation and listed executive officers
                  [(10)(f)]
(10)(g)*          Executive Estate Plan of the Corporation [(10)(g)]
(10)(h)*******    Non-Employee Director Stock Award Plan of the Corporation
(10)(i)*******    Supplemental Disability and Split-Dollar Life Insurance Policies of NBD Indiana, Inc.
                  covering the named executive officers
(10)(j)*******    Employment Agreements dated January 15, 1992, between NBD Indiana, Inc. and the listed executive officers
(10)(k)           Long-Term Disability Restoration Plan of the Corporation
(11)              Earnings Per Share Computation (included in Item 8 of this Form 10-K)
(21)              Subsidiaries of the Corporation
(23)              Consent of Deloitte & Touche
(99)(a)           Independent Auditor's Report for Summcorp
(99)(b)           Independent Auditor's Report for INB Financial Corporation