Form 10-Q
period 1994-03-31
NBD BANCORP INC /DE/
filed 1994-05-13
CIK 70040

Cover
- - ------------------------------------------------------------------------------
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549


(Mark One)
/X/Quarterly report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934
   For the quarterly period ended March 31, 1994

/ /Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934


Commission File Number 1-7127

- - ------------------------------------------------------------------------------
                 NBD BANCORP, INC.
(Exact name of registrant as specified in its charter)

            Delaware                                   38-1984850
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

   611 Woodward Avenue, Detroit, Michigan  48226
(Address of principal executive offices)   (zip code)

(313) 225-1000
(Registrant's telephone number, including area code)
- - ----------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                            Outstanding at April 30, 1994
  -----------------------------               -----------------------------
  Common Stock, $1.00 Par Value                        160,491,206
- - -----------------------------------------------------------------------------

Page 1
                                   Part 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements
- - -------     -----------------------------------------
NBD Bancorp, Inc. Consolidated Balance Sheet
(in thousands except share data)

Assets
                                                               March 31     December 31    March 31
                                                                 1994           1993         1993
                                                              ------------  ------------  ------------
Cash and Due From Banks.....................................  $ 2,421,942   $ 2,405,694   $ 2,315,300

Interest-Bearing Deposits...................................      612,284       722,109       635,695

Federal Funds Sold and Resale Agreements....................      316,544       282,481       122,208

Other Money Market Investments..............................            -             -        31,624

Trading Account Securities..................................       93,555       109,637        92,806

Investment Securities (Note B):
   Available-for-Sale (At Fair Value).......................    4,285,088     3,784,384             -
   Held-to-Maturity (Fair Value of $7,848,646,
      $7,017,903 and $11,023,368, respectively).............    7,667,607     6,607,409    10,474,611
                                                              ------------  ------------  ------------
                                                               11,952,695    10,391,793    10,474,611
                                                              ------------  ------------  ------------

Loans and Leases (Net of Unearned Income of $136,526,
   $140,412 and $134,752, respectively):
   Commercial...............................................   14,088,500    13,794,714    13,718,318
   Real Estate Construction.................................      765,715       789,248       842,144
   Residential Mortgage.....................................    2,773,533     2,560,539     2,635,705
   Mortgages Held For Sale..................................       62,663       255,902       199,681
   Consumer.................................................    6,823,794     6,758,171     6,300,921
   Lease Financing..........................................      283,451       284,805       248,640
   Foreign..................................................    1,080,032     1,107,413     1,092,312
                                                              ------------  ------------  ------------
                                                               25,877,688    25,550,792    25,037,721

   Allowance For Possible Credit Losses (Note C)............     (423,410)     (423,030)     (419,271)
                                                              ------------  ------------  ------------
                                                               25,454,278    25,127,762    24,618,450
                                                              ------------  ------------  ------------

Net Premises and Equipment..................................      635,993       634,541       575,279

Customers' Liability on Acceptances.........................      187,516       172,171       191,254

Other Assets................................................    1,257,862       929,717       996,021
                                                              ------------  ------------  ------------
            Total Assets....................................  $42,932,669   $40,775,905   $40,053,248
                                                             ============  ============  ============

Page 2

Liabilities and Shareholders' Equity
                                                                March 31    December 31     March 31
                                                                  1994          1993          1993
                                                              ------------  ------------  ------------
Deposits:
  Demand (Non-Interest Bearing)...............................$ 6,602,773   $ 6,667,958   $ 5,936,577
  Savings.....................................................  8,029,415     8,051,337     7,061,316
  Money Market Accounts.......................................  5,431,509     5,561,573     6,074,967
  Time........................................................  7,332,600     7,474,234     8,748,879
  Foreign Office..............................................  2,779,319     2,066,005     2,378,269
                                                              ------------  ------------  ------------
                                                               30,175,616    29,821,107    30,200,008

Short-Term Borrowings.........................................  6,917,420     5,354,839     5,006,424
Liability on Acceptances......................................    187,516       172,171       191,254
Accrued Expenses and Sundry Liabilities.......................    803,810       744,242       665,110
Long-Term Debt................................................  1,583,608     1,434,947       972,474
                                                              ------------  ------------  ------------
    Total Liabilities......................................... 39,667,970    37,527,306    37,035,270
                                                              ------------  ------------  ------------

Shareholders' Equity:

  Series A Preferred Stock - Par Value $1, Stated Value $50...          -             -             -
    No. of      March 31   December 31    March 31
    Shares        1994         1993         1993
    ------    ------------ ------------ ------------
    Auth.....     460,000      460,000      460,000
    Issued...           -            -            -

  Preferred Stock - No Par Value..............................          -             -             -
    No. of      March 31   December 31    March 31
    Shares        1994         1993         1993
    -------   ------------ ------------ ------------
    Auth.....  10,000,000   10,000,000   10,000,000
    Issued...           -            -            -

  Common Stock - Par Value $1.................................    160,872       160,715       160,507
    No. of      March 31   December 31    March 31
    Shares        1994         1993         1993
    ------    ------------ ------------ ------------
    Auth..... 500,000,000  500,000,000  500,000,000
    Issued... 160,872,446  160,715,173  160,506,869

  Capital Surplus.............................................    546,969       541,232       540,664
  Retained Earnings...........................................  2,624,608     2,565,627     2,329,017
  Unrealized Loss on Available-for-Sale Securities ...........    (53,753)       (7,012)            -
  Accumulated Translation Adjustment..........................      5,122         4,384         6,544
  Deferred Compensation.......................................    (19,119)      (16,347)      (18,754)
                                                              ------------  ------------  ------------
    Total Shareholders' Equity................................  3,264,699     3,248,599     3,017,978
                                                              ------------  ------------  ------------

          Total Liabilities and Shareholders' Equity..........$42,932,669   $40,775,905   $40,053,248
                                                              ============  ============  ============


Page 3

NBD Bancorp, Inc. Consolidated Statement of Income
(in thousands except per share data)

                                                                Quarter Ended
                                                                   March 31
                                                            ---------------------
                                                               1994        1993
                                                            ---------   ---------
Interest Income:
  Loans and Leases (including fees).........................$462,061    $478,816
  Investment Securities:
    Taxable................................................. 138,946     147,459
    Non-Taxable.............................................  25,339      27,688
  Trading Account Securities................................     884       1,148
  Federal Funds Sold and Resale Agreements...................    949         873
  Other Money Market Investments............................       -         614
  Interest-Bearing Deposits.................................   7,000      10,326
                                                            ---------   ---------
    Total Interest Income................................... 635,179     666,924
                                                            ---------   ---------
Interest Expense:
  Deposits.................................................. 183,539     219,796
  Short-Term Borrowings.....................................  45,373      41,690
  Long-Term Debt............................................  25,007      16,977
                                                            ---------   ---------
    Total Interest Expense.................................. 253,919     278,463
                                                            ---------   ---------
Net Interest Income......................................... 381,260     388,461
  Provision For Possible Credit Losses......................  15,460      39,920
                                                            ---------   ---------
Net Interest Income After Provision
  For Possible Credit Losses................................ 365,800     348,541
                                                            ---------   ---------
Non-Interest Income:
  Trust Fees................................................  38,110      35,348
  Service Charges on Deposit Accounts.......................  40,979      41,983
  Securities Gains..........................................     390       1,114
  Other.....................................................  59,271      66,549
                                                            ---------   ---------
    Total Non-Interest Income............................... 138,750     144,994
                                                            ---------   ---------
Non-Interest Expenses:
  Compensation:
    Salaries................................................ 133,459     129,993
    Benefits................................................  43,289      39,853
                                                            ---------   ---------
       Total Compensation................................... 176,748     169,846
  Net Occupancy.............................................  30,081      29,526
  Equipment Rentals, Depreciation and Maintenance...........  21,954      21,197
  FDIC and Other Regulatory Assessments.....................  16,675      18,662
  Amortization of Intangibles...............................   6,524       9,126
  Other.....................................................  70,337      77,198
                                                            ---------   ---------
       Total Non-Interest Expenses.......................... 322,319     325,555
                                                            ---------   ---------
Income before Income Taxes.................................. 182,231     167,980
  Income Tax Expense (Including tax effect of $149 and $426,
    respectively, on securities sales)......................  59,355      52,899
                                                            ---------   ---------
Income before Extraordinary Item and Cumulative
  Effect of Accounting Change............................... 122,876     115,081
  Extraordinary Item (net of income tax effect) (Note E)....  (7,730)          -
  Cumulative Effect of Accounting Change (net of
    income tax effect) (Note A).............................  (7,885)      3,950
                                                            ---------   ---------
Net Income..................................................$107,261    $119,031
                                                            =========   =========

Net Income Per Share (on average shares outstanding):
  Income before Extraordinary Item and Cumulative
    Effect of Accounting Change.............................$   0.77    $   0.71
  Extraordinary Item (net of income tax effect).............   (0.05)          -
  Cumulative Effect of Accounting Change (net of
    income tax effect)......................................   (0.05)       0.03
                                                            ---------   ---------
Net Income Per Share........................................$   0.67    $   0.74
                                                            =========   =========



NBD Bancorp, Inc. Consolidated Statement of Shareholders' Equity
(in thousands except share data)

                                                          Quarter Ended
                                                            March 31
                                                     ------------------------
                                                         1994         1993
                                                     -----------  -----------
Preferred Stock:
  Balance, Beginning and End of Period...............$        -   $        -
                                                     -----------  -----------
Common Stock:
  Balance, Beginning of Period.......                   160,715      160,386
    Conversion of Subordinated Debentures and
      Other (157,273 shares in 1994).................       157          121
                                                     -----------  -----------
  Balance, End of Period.............................   160,872      160,507
                                                     -----------  -----------
Capital Surplus:
  Balance, Beginning of Period.......................   541,232      536,900
    Conversion of Subordinated Debentures and Other..     5,737        3,764
                                                     -----------  -----------
  Balance, End of Period.............................   546,969      540,664
                                                     -----------  -----------
Retained Earnings:
  Balance, Beginning of Period....................... 2,565,627    2,253,332
    Net Income.......................................   107,261      119,031
    Cash Dividends Declared on Common Stock
      ($.30 and $.27 per share, respectively)........   (48,280)     (43,346)
                                                     -----------  -----------
  Balance, End of Period............................. 2,624,608    2,329,017
                                                     -----------  -----------
Unrealized Loss on Available-for-Sale Securities:
  Balance, Beginning of Period.......................    (7,012)           -
    Net Unrealized Loss..............................   (46,741)           -
                                                     -----------  -----------
  Balance, End of Period.............................   (53,753)           -
                                                     -----------  -----------
Accumulated Translation Adjustment:
  Balance, Beginning of Period.......................     4,384        5,610
    Aggregate Translation Gain.......................       738          934
                                                     -----------  -----------
  Balance, End of Period.............................     5,122        6,544
                                                     -----------  -----------
Deferred Compensation:
  Balance, Beginning of Period.......................   (16,347)     (15,335)
    Awards Granted...................................    (6,378)      (4,292)
    Amortization of Deferred Compensation............     3,301        2,456
    Other............................................       305       (1,583)
                                                     -----------  -----------
  Balance, End of Period.............................   (19,119)     (18,754)
                                                     -----------  -----------
Treasury Stock:
  Balance, Beginning of Period.......................         -            -
    Purchase of Common Stock (131,748 shares in 1994)    (3,822)      (3,798)
    Conversion of Subordinated Debentures
      and Other (131,748 shares in 1994).............     3,822        3,798

                                                     -----------  -----------
  Balance, End of Period.............................         -            -
                                                     -----------  -----------
Total Shareholders' Equity, End of Period............$3,264,699   $3,017,978
                                                     ===========  ===========

Page 5

NBD Bancorp, Inc. Consolidated Statement of Cash Flows
(in thousands)
                                                                            Quarter Ended
                                                                               March 31
                                                                      ---------------------------
                                                                          1994           1993
                                                                      ------------   ------------
Cash Flows from Operating Activities:
  Net Income.......................................................   $   107,261    $   119,031
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operations:
     Depreciation and Amortization.................................        25,512         25,357
     Provision for Possible Credit Losses..........................        15,460         39,920
     Securities Gains..............................................          (390)        (1,114)
     Increase in Interest Receivable...............................       (21,869)       (36,869)
     Increase in Current Income Taxes Payable......................        27,706         15,184
     Decrease in Accrued Expenses..................................       (64,651)       (57,347)
     Decrease in Trading Account Investments.......................        16,172         75,684
     Decrease in Mortgages Held for Sale...........................       193,239         90,005
     Other, net....................................................         7,046         (4,671)
                                                                      ------------   ------------
         Net Cash Provided by Operating Activities.................       305,486        265,180
                                                                      ------------   ------------
Cash Flows from Investing Activities:
  Decrease in Interest-Bearing Deposits............................       112,098         51,255
  (Increase) Decrease in Federal Funds Sold and Resale Agreements..       (34,063)         1,248
  Decrease in Other Money Market Investments.......................             -         11,531
  Purchase of Investment Securities................................    (2,866,112)      (653,528)
  Proceeds from Maturity or Call of Investment Securities..........     1,180,980      1,080,727
  Proceeds from Sale of Investment Securities......................        44,889          8,970
  Increase in Loans and Leases.....................................      (523,066)       (71,726)
  Purchase of Loan Portfolios......................................             -        (19,617)
  Proceeds from Sale of Loan Portfolios............................             -         70,107
  Purchase of Premises and Equipment and Other Assets..............      (222,627)       (20,432)
  Proceeds from Sale of Premises and Equipment and Other Assets....        19,294         13,735
                                                                      ------------   ------------
         Net Cash (Used) Provided by Investing Activities..........    (2,288,607)       472,270
                                                                      ------------   ------------
Cash Flows from Financing Activities:
  Increase (Decrease) in Deposits..................................       334,733       (809,734)
  Increase (Decrease) in Short-Term Borrowings.....................     1,560,986       (113,550)
  Proceeds from the Issuance of Debt...............................       350,000              -
  Principal Payments on Long-Term Debt.............................      (199,225)        (2,423)
  Proceeds from Stock Option Exercises.............................           132          1,025
  Payments to Acquire Treasury Stock...............................        (3,822)        (3,798)
  Dividends Paid...................................................       (43,411)       (43,318)
                                                                      ------------   ------------
         Net Cash Provided (Used) by Financing Activities..........     1,999,393       (971,798)
                                                                      ------------   ------------
Effect of Exchange Rate Changes on Cash and Due From Banks.........           (24)           377
                                                                      ------------   ------------
Net Increase (Decrease) in Cash and Due From Banks.................        16,248       (233,971)
Cash and Due From Banks - Beginning of Period......................     2,405,694      2,549,271
                                                                      ------------   ------------

Cash and Due From Banks - End of Period............................   $ 2,421,942    $ 2,315,300
                                                                      ============   ============

Other Cash Flow Disclosures:
   Interest Paid...................................................   $   328,523    $   336,838
   State and Federal Taxes Paid....................................        23,048         33,765


[TEXT]

Page 6
    Notes to Consolidated Financial Statements

Note A - Accounting Policies
- - ----------------------------

Accounting policies of NBD Bancorp, Inc. and its subsidiaries (the Corporation) are described below.

  Basis of Presentation:

  The unaudited consolidated financial statements as of and for the three months ended March 31, 1994 and 1993, are prepared in conformity with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1993.

  The Corporation has adopted Statement of Financial Accounting Standard
  (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. This statement requires the accrual of benefits provided to former or inactive employees after employment but before retirement. The cumulative effect of adopting SFAS No.112 was a charge of $12,323,000 ($7,885,000 net of income taxes).

  The Corporation has adopted SFAS No. 109, "Accounting for Income Taxes," effective in the first quarter of 1993, and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993.

  Consolidation:

  The consolidated financial statements of the Corporation include the accounts of its subsidiaries, principally NBD Bank, N.A. (Michigan). All material inter-company accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which ownership is at least 20 percent are accounted for by the equity method and are reported in Other Assets.

  Securities:

  In accordance with SFAS No. 115, Investment Securities are accounted for as follows: (a) Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as Held-to-Maturity and reported at amortized cost; (b) Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as Trading and reported at fair value, with realized and unrealized gains and losses included in Other Non-Interest Income; and (c) Debt and equity securities not classified as Held-to-Maturity or Trading are classified as Available-for-Sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of tax.

  Prior to December 31, 1993, the Corporation classified securities purchased with the intent and the ability to hold to maturity as Investment Securities and reported them at amortized cost. If it was subsequently determined that certain investment securities were to be sold, their reported value was adjusted as necessary to the lower of cost or fair value with the adjustments included in Securities Gains(Losses). The Corporation's accounting for Trading Account Securities was not changed by the adoption of SFAS No. 115.

  Gains and losses realized on the sale of Investment Securities are determined on the specific identification method and included in Securities Gains(Losses).


Loans:

  Loans are generally reported at the principal amount outstanding, net of unearned income. Non-refundable loan origination and commitment fees, and certain costs of origination, are deferred and either included in interest income over the term of the related loan or commitment or, if the loan is held for sale, included in Other Non-Interest Income when the loan is sold.

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

  Income Taxes:

  SFAS No. 109 requires an asset and liability approach to accounting and reporting for income taxes. Under this approach, current and deferred income taxes payable and refundable are remeasured annually using provisions of then enacted tax laws and rates. SFAS No. 109 also specifies the criteria for recognition and measurement of deferred income tax benefits.

Page 8

  Income Per Share:

  Per share amounts are based on the weighted average number of shares outstanding throughout the period.

                                                                           Quarter Ended
                                                                              March 31
                                                                    ----------------------------
                                                                       1994             1993
                                                                    -----------      -----------
  Average Shares Outstanding....................................  161,099,451      161,322,452

[TEXT]
Note B - Investment Securities
- - ------------------------------

Following are the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at March 31, 1994:

                                                        Investment Securities Available-for-Sale
                                                      ----------------------------------------------
                                                                    Gross       Gross
                                                      Amortized   Unrealized  Unrealized      Fair
                                                         Cost       Gains       Losses       Value
                                                      ---------   ----------  ----------  -----------
                                                                       (in thousands)
U.S. Govt............................................$ 1,115,903  $    3,868   $   3,072  $ 1,116,699
U.S. Govt Agencies (principally mortgage-backed).....  2,867,736       3,252      59,446    2,811,542
Other Securities.....................................    385,760         560      29,473      356,847
                                                     -----------   ----------  ---------  ------------
     Total...........................................$ 4,369,399   $   7,680   $  91,991  $ 4,285,088
                                                     ===========   ==========  =========  ============

                                                         Investment Securities Held-to-Maturity
                                                     -----------------------------------------------
                                                                    Gross       Gross
                                                      Amortized   Unrealized  Unrealized     Fair
                                                         Cost       Gains       Losses      Value
                                                     ----------   ----------  ----------  -----------
                                                                       (in thousands)
U.S. Govt............................................$   525,010  $    9,531   $   1,615  $   532,926
U.S. Govt Agencies (principally mortgage-backed).....  5,636,256     178,481     105,410    5,709,327
States and Political Subdivisions....................  1,505,425     105,704       5,668    1,605,461
Other Securities.....................................        916          16           -          932
                                                      ----------   ----------  ---------  -----------
     Total...........................................$ 7,667,607   $ 293,732   $ 112,693  $ 7,848,646
                                                      ==========   ==========  =========  ===========


Following are the amortized cost and fair value of Investment Securities Available-for
- - -Sale and Held-to-Maturity at December 31, 1993:

                                                        Investment Securities Available-for-Sale
                                                     -----------------------------------------------
                                                                    Gross       Gross
                                                      Amortized   Unrealized  Unrealized     Fair
                                                         Cost       Gains       Losses      Value
                                                     ----------   ----------  ----------  -----------
                                                                       (in thousands)
U.S. Govt............................................$   965,190  $    9,405   $       1  $   974,594
U.S. Govt Agencies (principally mortgage-backed).....  2,396,927       5,782      11,535    2,391,174
States and Political Subdivisions....................      1,261         112           -        1,373
Other Securities.....................................    431,488       1,082      15,327      417,243
                                                      ----------   ----------  ---------  -----------
     Total...........................................$ 3,794,866   $  16,381   $  26,863  $ 3,794,866
                                                     ===========   ==========  =========  ===========


                                                         Investment Securities Held-to-Maturity
                                                     -----------------------------------------------
                                                                    Gross       Gross
                                                      Amortized   Unrealized  Unrealized     Fair
                                                         Cost       Gains       Losses      Value
                                                     ----------   ----------  ----------  -----------
                                                                       (in thousands)
U.S. Govt............................................$   525,698  $   22,020   $      36  $   547,682
U.S. Govt Agencies (principally mortgage-backed).....  4,573,861     252,846       2,356    4,824,351
States and Political Subdivisions....................  1,505,270     139,527       1,585    1,643,212
Other Securities.....................................      2,580          78           -        2,658
                                                      ----------   ----------  ---------  ------------
     Total...........................................$ 6,607,409   $ 414,471   $   3,977  $ 7,017,903
                                                     ===========   =========   =========  ===========


[TEXT]

Note C - Allowance For Possible Credit Losses
- - ----------------------------------------------

The changes in the Allowance for Possible Credit Losses are summarized below:

                                                                Quarter Ended
                                                                  March 31
                                                          -----------------------
                                                            1994           1993
                                                          --------       --------
                                                                (in thousands)
     Balance, Beginning of Period.........................$423,030       $417,764
       Provision..........................................  15,460         39,920
       Charge-offs........................................ (31,044)       (55,704)
       Recoveries.........................................  15,674         16,955
       Translation Adjustments............................     290            336
                                                          --------       --------
     Balance, End of Period...............................$423,410       $419,271
                                                          ========       ========

[TEXT]

Note D - Assets Pledged
- - -----------------------

Assets, principally Investment Securities, carried at approximately $6,315,916,000 were pledged at March 31, 1994 to secure public deposits (including deposits of $101,428,000 of the Treasurer, State of Michigan), repurchase agreements and for other purposes required by law.


Note E - Extraordinary Item
- - ---------------------------

On March 15, 1994, an extraordinary item charge of $7,730,000 (net of income taxes) was incurred, representing the premium paid and unamortized issuance costs related to the Corporation's call and redemption of the $199,985,000 7.25% Convertible Subordinated Debentures Due 2006.


Note F - Other Commitments and Contingent Liabilities
- - -----------------------------------------------------

In the normal course of business the Corporation and its subsidiaries have various outstanding commitments and contingent liabilities, including guarantees, commitments to extend credit, foreign exchange futures contracts, etc., which are not reflected in the financial statements. Management does not anticipate any material loss as a result of these transactions.

The Corporation is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Corporation's financial position.

Outstanding standby letters of credit at March 31, 1994, totaled approximately $1,719,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
- - -------    ------------------------------------------------------

The following discussion and analysis supplements information contained in the financial statements and related notes appearing in this report.


NBD BANCORP, INC. FINANCIAL HIGHLIGHTS

                                     Quarter Ended March 31
                                   --------------------------
                                                        Pct.
                                     1994      1993    Change
                                   --------  --------  ------
                                     (dollars in thousands,
                                     except per share data)
Income Before Extraordinary
  Item and Cumulative Effect
  of Accounting Change...........  $122,876   $115,081   6.8
Extraordinary Item
  (Redemption of Debt)...........    (7,730)         -
Cumulative Effect of Accounting
  Change (SFAS  Nos. 112 and 109,
  respectively)..................    (7,885)     3,950
                                   --------   --------
Net Income.......................  $107,261   $119,031  (9.9)
                                   ========   ========
Per Share:
  Income before Extraordinary
    Item and Accounting Change     $   0.77   $   0.71   8.5
  Net Income.....................  $   0.67   $   0.74  (9.5)

  Cash Dividends Paid............  $   0.27   $   0.27   0.0
  Book Value.....................  $  20.29   $  18.80   7.9

Return on Average Shareholders'
  Equity:
    Before Extraordinary Item and
      Accounting Change....(pct.)     14.79      15.27
    After Extraordinary Item and
      Accounting Change....(pct.)     12.92      15.77

Return on Average Assets:
    Before Extraordinary Item and
      Accounting Change....(pct.)      1.20       1.15
    After Extraordinary Item and
      Accounting Change....(pct.)      1.05       1.19

Net Interest Margin........(pct.)      4.31       4.48


Balance Sheet Data:

                                         March 31
                           --------------------------------
                                                       Pct.
                              1994         1993      Change
                           -----------  -----------  ------
                                 (dollars in thousands)
Total Assets............   $42,932,669  $40,053,248    7.2
Total Earning Assets....   $38,852,766  $36,394,665    6.8
Total Loans and Leases..   $25,877,688  $25,037,721    3.4
Total Deposits..........   $30,175,616  $30,200,008   (0.1)
Total Common Shareholders'
  Equity................   $ 3,264,699  $ 3,017,978    8.2
Risk-Based Capital Ratios:
  Tier I Capital........   $ 3,040,316  $ 2,710,696
    Ratio.............(pct)       9.14         8.78
  Total Capital.........   $ 4,307,040  $ 3,802,372
    Ratio.............(pct)      12.94        12.31
Leverage Ratio........(pct)       7.12         6.82

NBD Bancorp Common Stock:

                                 Quarter Ended
                  -------------------------------------------
                  3-31-94 12-31-93  9-30-93  6-30-93  3-31-93
                  ------- --------  -------  -------  -------
Market Value:
  End of Period...$28 1/4  $29 3/4  $34 1/4  $32 3/8  $35 1/4
  High............$30 3/4  $34 5/8  $34 3/8  $36 1/4  $36 3/8
  Low.............$27 1/4  $28 5/8  $31 3/8  $29 5/8  $31 3/8
(a) Price/Earnings
      Ratio.......    9.6      9.9     11.5     13.3     15.8

(a) Based on most recent twelve-month Net Income per share and end-of-period stock prices.

[TEXT]

SUMMARY OF OPERATIONS
- - ---------------------

In the first quarter of 1994, Net Income amounted to $107,261,000, or $.67 per share. Income before the effects of an extraordinary item and an accounting change totaled $122,876,000, or $.77 per share. Net Income in the first quarter of 1993 totaled $119,031,000, or $.74 per share, while income before the effect of an accounting change amounted to $115,081,000, or $.71 per share.

An extraordinary charge of $7,730,000 (net of income taxes), or five cents per share, was incurred, representing premium paid and unamortized issuance costs related to the redemption on March 15, 1994, of the $199,985,000 outstanding 7.25% Convertible Subordinated Debentures Due March 2006. Also, Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," was adopted as of January 1, 1994, which required a charge against earnings of $7,885,000 (net of income taxes), or five cents per share. In the first quarter of 1993, SFAS No. 109, "Accounting for Income Taxes," was adopted, which had the effect of increasing earnings by $3,950,000, or three cents per share.

Table 1
Summary of Operations
(in thousands except per share data)
                                                                 Quarter Ended
                                           ----------------------------------------------------------
                                             March      December   September     June        March
                                             1994         1993       1993        1993         1993
                                           ----------  ----------  ----------  ----------  ----------
Interest Income - Including Taxable
 Equivalent Adjustment.................... $ 651,998   $ 655,717   $ 676,236   $ 677,365   $ 685,865
Interest Expense..........................  (253,919)   (256,106)   (263,109)   (267,035)   (278,463)
                                           ----------  ----------  ----------  ----------  ----------
Net Interest Income - Taxable Equivalent..   398,079     399,611     413,127     410,330     407,402
Taxable Equivalent Adjustment.............   (16,819)    (16,929)    (17,936)    (18,557)    (18,941)
                                           ----------  ----------  ----------  ----------  ----------
Net Interest Income.......................   381,260     382,682     395,191     391,773     388,461
Provision For Possible Credit Losses......   (15,460)    (19,841)    (24,853)    (35,060)    (39,920)
Securities Gains..........................       390       6,470          55       1,689       1,114
Other Non-Interest Income.................   138,360     149,632     141,063     141,480     143,880
Compensation..............................  (176,748)   (178,926)   (181,942)   (173,030)   (169,846)
Other Non-Interest Expenses...............  (145,571)   (166,089)   (147,723)   (148,575)   (155,709)
                                           ----------  ----------  ----------  ----------  ----------
Income Before Taxes.......................   182,231     173,928     181,791     178,277     167,980
Applicable Taxes..........................   (59,355)    (54,968)    (56,639)    (55,629)    (52,899)
                                           ----------  ----------  ----------  ----------  ----------
Income before Extraordinary Item and
 Cumulative Effect of Accounting Change...   122,876     118,960     125,152     122,648     115,081
 Extraordinary Item.......................    (7,730)          -           -           -           -
 Cumulative Effect of Accounting Change...    (7,885)          -           -           -       3,950
                                           ----------  ----------  ----------  ----------  ----------
Net Income................................ $ 107,261   $ 118,960   $ 125,152   $ 122,648   $ 119,031
                                           ==========  ==========  ==========  ==========  ==========
Income Per Share:
 Income before Extraordinary Item and
   Accounting Change...................... $    0.77   $    0.74   $    0.77   $    0.76   $    0.71

 Net Income............................... $    0.67   $    0.74   $    0.77   $    0.76   $    0.74

Average Shares Outstanding................   161,099     161,173     161,278     161,243     161,322

Average Earning Assets (in millions)...... $  37,127   $  36,398   $  36,209   $  36,302   $  36,598

Net Interest Margin.......................      4.31 %      4.38 %      4.55 %      4.53 %      4.48 %

(/TABLE>

[TEXT]

Net Interest Income

Taxable equivalent net interest income in the first quarter of 1994 was $398.1 million, a decrease of $9.3 million, or 2.3 percent, versus the same quarter last year. The decrease was attributable to lower interest margin, which decreased 17 basis points from 4.48 percent in the first quarter of 1993 to 4.31 percent in the first quarter of 1994. The unfavorable rate variance was partially offset by an increase of $529 million, or 1.4 percent, in average earning assets, which rose from $36.6 million in the first quarter of 1993 to $37.1 million in the same 1994 period.

Further detail on average balances, yields and rates is shown in Table 7.

Provision for Possible Credit Losses

Reflecting continuing improvement in loan quality, the first quarter 1994
Provision for Possible Credit Losses was $15.5 million, $24.5 million lower than the first quarter of 1993 and lower than the $19.8 million in the fourth quarter of 1993. A comprehensive analysis of the related Allowance for Possible Credit
Losses, charge-offs, nonperforming assets and ratios is presented in Table 5.


Securities Transactions

Other than the fourth quarter of 1993, securities gains over the last five quarters were nominal. Essentially all of the securities gains in the fourth quarter of 1993 were attributable to the sale of an equity holding in a nonbank financial services company.


Other Non-Interest Income

Other Non-Interest Income of $138.4 million was earned in the first quarter of 1994 compared with $143.9 million in the first three months of 1993, a decrease of $5.5 million, or 3.8 percent. Table 2 and its related discussion provide additional details of the composition of Other Non-Interest Income.


Compensation

Compensation expense in the first quarter of 1994 totaled $176.7 million, which was $6.9 million, or 4.1 percent, higher than the comparable period of last year.
Salaries increased $3.5 million, or 2.7 percent, while benefits expense increased
$3.4 million, or 8.6 percent.


Other Non-Interest Expenses

Other Non-Interest Expenses amounted to $145.6 million for the first quarter of 1994 compared with $155.7 million for the same quarter last year, or a decrease of 6.5 percent. Factors influencing period-to-period changes are discussed in connection with Table 3.



Taxes on Income

Income tax expense of $59.4 million in the first quarter of 1994 was $6.5 million, or 12.2 percent, over the same quarter last year, reflecting both an 8.5 percent increase in pre-tax income and the use of a 34 percent tax rate for reporting first quarter 1993 net income versus a rate of 35 percent in the first three months of 1994. In the third quarter of 1993, the tax rate was increased to 35 percent from 34 percent retroactive to January 1, 1993. The Corporation's effective tax rate, when computed after adding the taxable equivalent adjustment to both pre-tax income and income tax expense, was 38 percent for the first quarters of both 1994 and 1993.



OTHER NON-INTEREST INCOME
- - -------------------------

Deposit Service Charges for the first quarter of 1994 amounted to $41.0 million versus $42.0 million in the comparable period of 1993, or a decrease of 2.4 percent. The reduction was attributable to a higher credit given for balances maintained on business accounts.

Trust fees of $38.1 million in the first quarter of 1994 increased $2.8 million, or 7.8 percent, over the first three months of 1993.

The increase in Insurance Premiums and Commissions in the first quarter of 1994 compared with the first three months of 1993 was attributable to the earnings related to $200 million of corporate owned life insurance purchased by the Corporation in January 1994.

Profit on Mortgage Sales over the last five quarters has shown variability due to changes in interest rates and in the volume of refinancing activity.

The "Other" classification contains income items which are generally small in amount or infrequent in occurrence. Other Income in the first quarter of 1994 was $5.2 million versus $14.5 million in the same period of last year. Included in the first quarter of 1993 amount was a gain of $9.6 million on the sale of credit card receivables.

Table 2
Other Non-Interest Income

(in thousands)
                                                           Quarter Ended
                                        ------------------------------------------------------
                                           March      Dec.       Sept.      June       March
                                           1994       1993       1993       1993       1993
                                        ---------- ---------- ---------- ---------- ----------
Deposit Service Charges................ $  40,979  $  40,203  $  41,373  $  41,857  $  41,983
Trust Income...........................    38,110     39,904     36,860     37,440     35,348
Charge Card Merchant Processing Fees...     7,689      9,167     10,118      5,679      5,972
Data Processing Fees...................     7,214      7,372      8,017      7,032      6,442
Insurance Premiums and Commissions.....     5,925      4,600      3,697      4,017      4,612
Other Domestic and International Fees..     5,469      5,476      5,293      5,157      6,108
Letter of Credit Fees..................     4,692      5,649      5,610      4,817      4,482
Mortgage Loan Servicing................     4,544      5,156      4,079      5,164      4,998
Profit on Mortgage Sales...............     3,863      9,306      9,262      7,773      4,502
Retail Banking Fees....................     3,299      3,082      3,688      3,294      3,325
Foreign Exchange and Translation.......     2,965      2,927      3,177      3,199      3,265
Rental Income..........................     2,656      2,572      2,655      2,633      2,317
OREO Gains.............................     1,823      8,037      1,784      3,651        380
Mutual Fund and Annuity Product Fees...     1,742      2,311      2,354      2,543      1,660
Securities Trading and Underwriting....     1,486      1,476      1,807      1,710      2,678
Charge Card Fees.......................       688      1,496        989      1,310      1,319
Other..................................     5,216        898        300      4,204     14,489
                                        ---------- ---------- ---------- ---------- ----------
   Total Other Non-Interest Income..... $ 138,360  $ 149,632  $ 141,063  $ 141,480  $ 143,880
                                        ========== ========== ========== ========== ==========

[TEXT]

OTHER NON-INTEREST EXPENSES
- - ---------------------------

Occupancy expense for the first three months of 1994 totaled $30.1 million, which represents an increase of 1.9 percent over the same period last year.

Equipment expense amounted to $22.0 million in the first quarter of 1994, an increase of 3.6 percent.

Amortization of Intangibles decreased $2.6 million to $6.5 million in the first quarter of 1994 compared with the first three months of 1993. Most of the decrease was attributable to a higher level of amortization of purchased mortgage servicing rights in the 1993 period prompted by the high activity in mortgage refinancing.

OREO Expense for the first quarter of 1994 totaled $0.9 million, a decrease of $5.8 million below the first quarter of 1993. The decrease resulted primarily from write-downs recorded on properties in the 1993 period.

Table 3
Other Non-Interest Expenses
(in thousands)
                                                       Quarter Ended
                                  ------------------------------------------------------
                                     March      Dec.       Sept.      June       March
                                     1994       1993       1993       1993       1993
                                  ---------- ---------- ---------- ---------- ----------
Occupancy........................ $  30,081  $  30,271  $  28,837  $  29,429  $  29,526
Equipment........................    21,954     21,858     20,309     20,916     21,197
FDIC & Other Regulatory
   Assessments...................    16,675     16,927     16,868     16,309     18,662
Purchased Services...............     7,138      7,559      6,824      6,389      6,856
Operating and Other Taxes........     6,866      6,352      5,653      5,731      5,893
Telephone........................     6,852      7,999      6,627      7,245      7,303
Amortization of Intangibles......     6,524      9,328      9,291      7,997      9,126
Professional Services............     6,433      9,034      7,580      6,880      6,358
Postage..........................     5,274      5,396      4,635      4,977      5,650
Stationery and Supplies..........     4,716      5,712      5,576      5,391      6,279
Marketing........................     3,946      7,246      4,569      4,967      5,243
Travel and Entertainment.........     3,655      5,667      4,587      4,308      3,738
Public Relations.................     2,586      2,777      2,725      2,343      3,289
Loan and Credit Charges..........     2,067      2,500      1,855      2,730      1,697
Federal Reserve Service Charges..     1,958      1,845      2,124      2,134      2,308
Armored Carrier and Cartage......     1,819      2,105      1,919      2,076      1,988
OREO Expense.....................       970      2,000        468      2,326      6,788
Other Insurance..................       913        970      1,451        907        868
Other............................    15,144     20,543     15,825     15,520     12,940
   Total Other Non-Interest       ---------- ---------- ---------- ---------- ----------
      Expenses................... $ 145,571  $ 166,089  $ 147,723  $ 148,575  $ 155,709
                                  ========== ========== ========== ========== ==========

[TEXT]

FINANCIAL CONDITION AND CAPITAL ACCOUNTS
- - ----------------------------------------

The Corporation's consolidated balance sheet is presented on pages 1 and 2.

NBD Bancorp, Inc. consolidated total assets at March 31, 1994, were $42.9 billion, an increase of $2.2 billion since December 31, 1993.

Investment Securities increased $1.6 billion since year-end 1993, primarily attributable to the acquisition of mortgage-backed U.S. Agency Securities during the first quarter of 1994.

Total Loans and Leases increased $326.9 million since December 31, 1993, primarily attributable to increases of $293.8 million and $213.0 million in commercial loans and residential mortgages, respectively, partially offset by a reduction of $193.2 million in Mortgages Held For Sale.

Included in the commercial loan portfolio are highly leveraged transactions
(HLTs) and investment property term loans. As of March 31, 1994, HLT commitments totaled $381.4 million, of which $210.5 million were outstanding. A total of $3.5 million of HLT outstandings were classified as nonperforming. About 79 percent of the outstanding amount was domiciled in the Midwest and 67 percent was related to manufacturing activities.

Investment property term loan commitments amounted to $1,860.1 million, of which $1,553.7 million were outstanding at March 31, 1994, and $50.5 million were classified as nonperforming.

As of March 31, 1994, real estate construction loan commitments totaled $1,233.0 million, of which $765.7 million were outstanding and $34.4 million were classified as nonperforming.

Other Assets increased $328.1 million since December 31, 1993. Most of the increase related to a $200 million investment in corporate owned life insurance.

The increase of $2.1 billion in total liabilities since December 31, 1993, primarily consisted of increases in Short-Term Borrowings, total deposits, and Long-Term Debt of $1.6 billion, $354.5 million, and $148.7 million, respectively.

The increase in total deposits was attributable to an increase of $713.3 million in Foreign Office Deposits, partially offset by moderate decreases in each of the other deposit categories, which in total decreased 1.3 percent since year-end 1993.

The change in Long-Term Debt was attributable to an increase of $350 million in bank notes since year-end 1993, partially offset by the redemption of approximately $200 million of convertible subordinated debentures noted earlier.

Shareholders' Equity totaled $3.3 billion at March 31, 1994, an increase of $16.1 million since year-end 1993.

ANALYSIS OF CAPITAL
- - -------------------

The table that follows presents the components of Tier I Capital and Total Capital. Both Tier I and Total capital ratios exceed the regulatory minimum requirements of 4.0 percent and 8.0 percent, respectively. The Tier I Leverage Ratio, also presented below, exceeds the regulatory minimum of 3.0 percent.

In March of 1994, the Corporation declared a dividend of $0.30 per share, payable on May 10 to shareholders of record April 19. This represents an increase of 11.1 percent in the quarterly dividend rate and marks the 28th consecutive year of increased dividend payments to shareholders.


Table 4
Analysis of Capital
(dollars in thousands)
                                    March 31     Dec. 31      Sept. 30     June 30      March 31
                                      1994        1993         1993         1993          1993
                                  -----------  -----------  -----------  -----------  -----------
Capital Components:
 Tier 1 Capital:
  Common Shareholders'
     Equity.....................  $3,264,699   $3,248,599   $3,179,606   $3,093,459   $3,017,978
  Intangible Assets and Other
       Adjustments..............    (224,383)    (281,507)    (290,557)    (300,596)    (307,282)
                                  -----------  -----------  -----------  -----------  -----------
    Total Tier 1 Capital........  $3,040,316   $2,967,092   $2,889,049   $2,792,863   $2,710,696
                                  ===========  ===========  ===========  ===========  ===========
 Total Capital:
  Common Shareholders'
     Equity.....................  $3,264,699   $3,248,599   $3,179,606   $3,093,459   $3,017,978
  Qualifying Allowance for
     Possible Credit Losses.....     416,050      406,618      398,047      393,241      386,440
  Qualifying Long-Term
     Debt.......................     854,000    1,053,985    1,053,985      854,067      705,400
  Intangible Assets and Other
       Adjustments..............    (227,709)    (284,819)    (290,691)    (300,743)    (307,446)
                                  -----------  -----------  -----------  -----------  -----------
    Total Capital...............  $4,307,040   $4,424,383   $4,340,947   $4,040,024   $3,802,372
                                  ===========  ===========  ===========  ===========  ===========

Ratios (End of Period):
 Risk-Based Capital Ratios:
  Tier 1 Capital Ratio..........        9.14 %       9.13 %       9.08 %       8.89 %       8.78 %
  Total Capital Ratio...........       12.94 %      13.61 %      13.64 %      12.85 %      12.31 %

 Tier 1 Leverage Ratio..........        7.12 %       7.33 %       7.21 %       6.97 %       6.82 %



[TEXT]

Page 18
ALLOWANCE FOR POSSIBLE CREDIT LOSSES
- - ------------------------------------

An analysis of the changes in the Allowance for Possible Credit Losses and related credit quality data is presented below. The Allowance for Possible Credit Losses at March 31, 1994, of $423.4 million was equal to 1.64 percent of total loan and leases, compared with 1.66 percent at December 31, 1993, and
1.67 percent at March 31, 1993. While the Allowance has stayed relatively constant over the last several quarters, the level of nonperforming loans has dropped, which generated an improvement in the Allowance as a percent of nonperforming loans and leases to 170.18 percent as of March 31, 1994, compared with 157.28 percent at year-end 1993 and 129.85 percent at March 31, 1993.

Table 5
(dollars in thousands)

Allowance for Possible Credit Losses

                                                              Quarter Ended
                                      --------------------------------------------------------------
                                         March      December     September      June         March
                                         1994         1993         1993         1993         1993
                                      ----------   ----------   ----------   ----------   ----------
Summary of Transactions:
Balance at Beginning of Period.....   $ 423,030    $ 422,964    $ 421,505    $ 419,271    $ 417,764
Provision for Credit Losses........      15,460       19,841       24,853       35,060       39,920
Translation Adjustment.............         290          (16)        (153)         (50)         336
Charge-Offs........................     (31,044)     (53,243)     (47,116)     (50,038)     (55,704)
Recoveries.........................      15,674       33,484       23,875       17,262       16,955
                                      ----------   ----------   ----------   ----------   ----------
   Net Charge-Offs.................     (15,370)     (19,759)     (23,241)     (32,776)     (38,749)
                                      ----------   ----------   ----------   ----------   ----------
Balance at End of Period...........   $ 423,410    $ 423,030    $ 422,964    $ 421,505    $ 419,271
                                      ==========   ==========   ==========   ==========   ==========
Net Loan Charge-Offs by Category:

Commercial and Foreign.............   $  (9,217)   $ (12,602)   $  (8,077)   $ (18,382)   $ (26,718)
Real Estate Construction...........         202        1,012       (7,641)      (8,524)      (4,201)
Residential Mortgage...............        (175)         (47)         (96)           4           63
Consumer...........................      (5,680)      (7,898)      (6,971)      (5,349)      (7,736)
Lease Financing....................        (500)        (224)        (456)        (525)        (157)
                                      ----------   ----------   ----------   ----------   ----------
   Total Net Charge-Offs...........   $ (15,370)   $ (19,759)   $ (23,241)   $ (32,776)   $ (38,749)
                                      ==========   ==========   ==========   ==========   ==========
Net Charge-Off Ratio (Annualized)          0.24%        0.31%        0.37%        0.52%        0.62%


Allowance for Possible Credit Losses as a Percent of:

   Total Loans and Leases..........        1.64%        1.66%        1.67%        1.66%        1.67%

   Nonperforming Loans and
        Leases*....................      170.18%      157.28%      137.74%      148.71%      129.85%


Analysis of Nonperforming Assets
                                       March 31      Dec. 31     Sept. 30      June 30     March 31
                                         1994         1993         1993         1993         1993
Loans:                                ----------   ----------   ----------   ----------   ----------
   Non-Accrual.....................   $ 248,690    $ 265,699    $ 306,916    $ 283,263    $ 322,296
   Restructured*...................         107        3,268          155          178          591
                                      ----------   ----------   ----------   ----------   ----------
     Total Loans...................     248,797      268,967      307,071      283,441      322,887
Other Real Estate Owned............      35,583       44,014       53,572       55,589       53,516
                                      ----------   ----------   ----------   ----------   ----------
     Total Nonperforming Assets....   $ 284,380    $ 312,981    $ 360,643    $ 339,030    $ 376,403
                                      ==========   ==========   ==========   ==========   ==========

Nonperforming Assets* as a Percent of:

   Total Loans and Leases..........        1.10%        1.22%        1.43%        1.34%        1.50%

   Allowance for Possible
     Credit Losses.................       67.16%       73.99%       85.27%       80.43%       89.78%

      *Excludes $88,941 of Mexican restructured debt for the first three quarters of 1993.
       These obligations were reclassified to investment securities available-for-sale at year-end 1993, concurrent with the implementation of SFAS No. 115.


Loans 90 Days or More Past Due
   and Still Accruing Interest.....   $  33,461    $  36,905    $  38,550    $  35,188    $  35,377


[TEXT]

ORGANIZATIONAL PERFORMANCE
- - --------------------------

Table 6 presents performance data and other information organized by the three major geographical banking markets serviced by the Corporation. Various mergers and transfers of certain business activities made to establish operations in each state and position them for the future have minimized the usefulness of comparative data for prior periods.

In the first quarter of 1994, an agreement was reached to acquire AmeriFed Financial Corporation (AFFC), a thrift holding company with $885 million in assets located in Joliet, Illinois. The Corporation will issue approximately
5.2 million of its shares for all of the outstanding shares of AFFC. The acquisition, which is subject to the approval of AFFC shareholders and regulatory authorities, will be accounted for as a purchase.


Table 6
Organizational Performance
(dollars in thousands)

                                                    For the Quarter Ended March 31, 1994
                                                    ------------------------------------
                                                    Michigan      Indiana       Illinois
                                                    --------      --------      --------
Income before Accounting Changes................    $85,297       $22,967       $15,051
Net Income......................................     79,855        22,128        14,547
Average Earning Assets..........................     23,535         8,927         4,357

Return on Assets (Before Accounting Changes)....       1.32 %        0.92 %        1.28 %

Full-Time Equivalent Employees..................      8,583         5,310         1,955


Average Balances, Yields and Rates
The following table presents average asset and liability balances and related yields and rates for the latest five quarters.


Table 7
Average Balances, Yields and Rates
(Yields are on a fully taxable equivalent basis.)
(dollars in millions)

                                First Quarter       Fourth Quarter      Third Quarter       Second Quarter      First Quarter
                                    1994                1993                1993                1993                1993
                               ------------------  ------------------  ------------------  ------------------  ------------------
                                Average  Yield/     Average  Yield/     Average  Yield/     Average  Yield/     Average  Yield/
                                Balance   Rate      Balance   Rate      Balance   Rate      Balance   Rate      Balance   Rate
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Assets:
Interest-Bearing Deposits......$   645    4.40 %   $   576    4.97 %   $   673    4.79 %   $   661    5.17 %   $   719    5.82 %
Federal Funds Sold and
  Resale Agreements............    114    3.37         176    3.11         203    3.23         110    3.35         114    3.09
Money Market Investments.......      -       -          34    3.99          35    4.27          82    3.96          57    4.39
Trading Account Securities.....     92    3.88         140    3.56         172    3.62         165    3.64         111    4.29
Investment Securities:
 U.S. Government...............  1,583    5.30       1,518    5.36       1,559    5.51       1,637    5.56       1,662    5.53
 U.S. Government Agencies......  7,565    6.44       6,802    6.60       6,472    6.90       6,504    7.23       6,793    7.39
 States and Political
   Subdivisions................  1,492    8.21       1,503    8.43       1,519    8.64       1,551    8.72       1,595    8.58
 Other.........................    389    4.72         362    4.52         428    4.33         512    4.59         608    4.96
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Total Investment Securities.... 11,029    6.45      10,185    6.62       9,978    6.84      10,204    7.06      10,658    7.14
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Loans and Leases:
 Commercial.................... 13,673    6.97      13,699    6.83      13,685    7.26      13,775    7.01      13,626    6.96
 Real Estate Construction......    754    7.19         751    7.94         811    7.04         830    6.88         862    7.26
 Residential Mortgage..........  2,759    7.46       2,739    7.99       2,763    8.11       2,822    8.41       2,814    8.49
 Consumer......................  6,751    8.61       6,703    8.78       6,567    9.05       6,354    9.30       6,346    9.51
 Lease Financing...............    284   10.25         273   10.49         260   11.42         249   11.57         251   11.88
 Foreign.......................  1,026    5.70       1,122    5.73       1,062    6.01       1,050    6.43       1,040    6.60
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Total Loans and Leases......... 25,247    7.46      25,287    7.50      25,148    7.81      25,080    7.76      24,939    7.83
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Total Earning Assets........... 37,127    7.08 %    36,398    7.17 %    36,209    7.43 %    36,302    7.47 %    36,598    7.55 %
                                         ======              ======              ======              ======              ======
Cash and Due From Banks........  2,285               2,766               2,204               2,271               2,190
Other Assets...................  1,931               1,573               1,772               1,703               1,720
Less Allowance for Possible
  Credit Losses................   (433)               (435)               (437)               (433)               (431)
                               --------            --------            --------            --------            --------
Total Assets...................$40,910             $40,302             $39,748             $39,843             $40,077
                               ========            ========            ========            ========            ========
Liabilities and Shareholders'
  Equity:
Interest-Bearing Deposits:
   Savings.....................$ 7,854    2.29 %   $ 7,624    2.42 %   $ 7,346    2.50 %   $ 7,175    2.54 %   $ 6,852    2.64 %
   Money Market Accounts.......  5,516    2.68       5,683    2.73       5,885    2.78       5,955    2.83       6,154    2.88
   Time........................  7,796    4.30       8,471    4.33       8,388    4.49       9,049    4.55       9,310    4.76
   Foreign Office..............  2,035    3.96       1,707    4.24       1,729    4.35       1,810    4.54       1,720    5.18
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Total Interest-Bearing
  Deposits..................... 23,201    3.21      23,485    3.31      23,348    3.42      23,989    3.52      24,036    3.71
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Short-Term Borrowings..........  5,647    3.26       4,739    3.12       5,141    3.13       4,746    3.10       5,357    3.16
Long-Term Debt.................  1,615    6.20       1,402    6.47       1,320    6.45       1,216    6.46         974    6.98
                               --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
Total Interest-Bearing
  Liabilities.................. 30,463    3.37 %    29,626    3.43 %    29,809    3.50 %    29,951    3.57 %    30,367    3.71 %
                                         ======              ======              ======              ======              ======
Demand Deposits................  6,217               6,565               5,966               6,011               5,853
Other Liabilities..............    909                 850                 841                 816                 838
Shareholders' Equity...........  3,321               3,261               3,132               3,065               3,019
                               --------            --------            --------            --------            --------
Total Liabilities and
  Shareholders' Equity.........$40,910             $40,302             $39,748             $39,843             $40,077
                               ========            ========            ========            ========            ========
Interest Rate Spread...........           3.71 %              3.74 %              3.93 %              3.90 %              3.84 %
                                         ======              ======              ======              ======              ======
Net Interest Margin............           4.31 %              4.38 %              4.55 %              4.53 %              4.48 %
                                         ======              ======              ======              ======              ======



The FTE adjustments are computed using a combined federal and state income tax rate of 36.4% in 1994 and 1993.
The combined amounts for Investment Securities Available-for-Sale and Held-to-Maturity for 1994 are based on their respective carrying values.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
- - ----------------------------------------------


In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." This statement requires that impaired loans be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate. The statement is effective for fiscal years beginning after December 15, 1994. The Corporation has not determined the impact that adoption of the standard will have on the financial statements.



INTERNATIONAL BANKING
- - ---------------------

At March 31, 1994, the Corporation had total foreign cross-border outstandings of $1.0 billion. Foreign outstandings consist primarily of interest-bearing deposits, bankers acceptances, federal funds sold, and loans denominated in dollars or other non-local currency. Assets denominated in the local currency are included to the extent they are not hedged or are not funded by local borrowings. An item is classified as either foreign or domestic based on the domicile of the party ultimately responsible for payment.

At March 31, 1994, the Corporation had no foreign outstandings to any individual country which exceeded 0.75 percent of total assets. However, foreign cross-border outstandings at March 31, 1994, were $21.0 million (excluding $98.9 million of obligations collateralized by U. S. Treasury securities) for all countries that the Corporation considers to be experiencing severe economic and liquidity problems. Of such outstandings, none were nonperforming. No special reserve was required to be established under the International Lending Supervision Act of 1983.

Page 22
                            PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K
- - -------     ---------------------------------

   (a)      Exhibits

            (11) The Earnings Per Share Computation is attached hereto.

   (b)      Reports on Form 8-K

            None.

Page 23
                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NBD Bancorp, Inc.
                                 ---------------------------------
                                 (Registrant)



                              By: /s/ Louis Betanzos
                                 ------------------------------
                                 Louis Betanzos
                                 Executive Vice President and
                                    Chief Financial Officer




                              By: /s/ Gerald K. Hanson
                                 -------------------------------
                                 Gerald K. Hanson
                                 Senior Vice President and
                                    Comptroller

         May 10, 1994

                                                              Exhibit (11)


NBD Bancorp, Inc. Consolidated Earnings Per Share Computation
(in thousands except per share data)

                                                       Quarter Ended
                                                          March 31
                                                   -----------------------
                                                      1994         1993
                                                   ----------   ----------
Primary:
  Net Income.....................................  $ 107,261    $ 119,031
                                                   ==========   ==========

  Average Shares Outstanding.....................    160,762      160,438
  Adjustment:
    Shares Applicable to Common Stock Options....        337          884
                                                   ----------   ----------
  Shares Applicable to Primary Earnings..........    161,099      161,322
                                                   ==========   ==========
Fully Diluted:
  Net Income.....................................  $ 107,261    $ 119,031
  Adjustment:
    Interest on 7.25% Convertible Debentures.....      3,052        3,663
    Tax Effect on Above..........................     (1,068)      (1,246)
                                                   ----------   ----------
    Net Adjustment...............................      1,984        2,417
  Adjusted Net Income Applicable                   ----------   ----------
    to Common Stock..............................  $ 109,245    $ 121,448
                                                   ==========   ==========

  Average Shares Outstanding.....................    160,762      160,438
  Adjustment:
    Shares Applicable to Convertible Debentures..      5,336        6,579
    Shares Applicable to Common Stock Options....        337          934
                                                   ----------   ----------
  Shares Applicable to Fully Diluted Earnings....    166,435      167,951
                                                   ==========   ==========


Per Share Data:
Primary-Net Income per Share of Common Stock.....  $    0.67    $    0.74
Fully Diluted-Net Income per                       ==========   ==========
  Share of Common Stock..........................  $    0.66    $    0.72
                                                   ==========   ==========