Form 10-Q
period 1994-06-30
NBD BANCORP INC /DE/
filed 1994-08-15
CIK 70040

Cover

- ---------------------------------------------------------------------------
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549


(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1994

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934


Commission File Number 1-7127

- -----------------------------------------------------------------------------

                          NBD BANCORP, INC.
        (Exact name of registrant as specified in its charter)

          Delaware                                   38-1984850
  State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

           611 Woodward Avenue, Detroit, Michigan     48226
           (Address of principal executive offices)  (zip code)

                          (313) 225-1000
             (Registrant's telephone number, including area code)
- ----------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                            Outstanding at  July 31, 1994
   -----------------------------                -----------------------------
   Common Stock, $1.00 Par Value                         157,717,895

- -----------------------------------------------------------------------------

                                  PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements
- -------     -----------------------------------------
NBD Bancorp, Inc. Consolidated Balance Sheet
(in thousands except share data)





Assets
                                                                   June 30      December 31      June 30
                                                                     1994           1993          1993
                                                                 ------------   ------------   ------------
Cash and Due From Banks........................................  $ 2,279,698    $ 2,405,694    $ 2,218,268

Interest-Bearing Deposits......................................      637,726        722,109        591,449

Federal Funds Sold and Resale Agreements.......................      316,504        282,481        566,750

Other Money Market Investments.................................            -              -         32,542

Trading Account Securities.....................................      209,552        109,637        244,291

Investment Securities (Note B):
   Available-for-Sale (At Fair Value)..........................    5,134,842      3,784,384              -
   Held-to-Maturity (Fair Value of $8,190,292,
      $7,017,903 and $10,567,684, respectively)................    8,184,134      6,607,409     10,014,473
                                                                 ------------   ------------   ------------
                                                                  13,318,976     10,391,793     10,014,473
                                                                 ------------   ------------   ------------

Loans and Leases (Net of Unearned Income of $139,563,
   $140,412 and $133,218, respectively):
   Commercial..................................................   14,527,791     13,794,714     13,902,668
   Real Estate Construction....................................      729,421        789,248        855,421
   Residential Mortgage........................................    2,955,520      2,560,539      2,464,489
   Mortgages Held For Sale.....................................       39,155        255,902        402,678
   Consumer....................................................    7,154,088      6,758,171      6,471,536
   Lease Financing.............................................      301,804        284,805        251,674
   Foreign.....................................................    1,142,117      1,107,413      1,014,146
                                                                 ------------   ------------   ------------
                                                                  26,849,896     25,550,792     25,362,612

   Allowance For Possible Credit Losses (Note C)...............     (423,624)      (423,030)      (421,505)
                                                                 ------------   ------------   ------------
                                                                  26,426,272     25,127,762     24,941,107
                                                                 ------------   ------------   ------------

Net Premises and Equipment.....................................      637,907        634,541        590,836

Customers' Liability on Acceptances............................      160,209        172,171        169,328

Other Assets...................................................    1,245,268        929,717      1,020,116
                                                                 ------------   ------------   ------------
            Total Assets.......................................  $45,232,112    $40,775,905    $40,389,160
                                                                 ============   ============   ============



Liabilities and Shareholders' Equity
                                                                   June 30      December 31      June 30
                                                                     1994          1993            1993
                                                                 ------------   ------------   ------------
Deposits:
  Demand (Non-Interest Bearing)..................................$ 6,810,491    $ 6,667,958    $ 6,457,086
  Savings........................................................  7,986,172      8,051,337      7,451,875
  Money Market Accounts..........................................  5,204,159      5,561,573      5,875,078
  Time...........................................................  7,540,540      7,474,234      8,161,392
  Foreign Office.................................................  3,402,024      2,066,005      2,046,008
                                                                 ------------   ------------   ------------
                                                                  30,943,386     29,821,107     29,991,439

Short-Term Borrowings............................................  7,822,834      5,354,839      5,145,429
Liability on Acceptances.........................................    160,209        172,171        169,328
Accrued Expenses and Sundry Liabilities..........................    723,010        744,242        701,692
Long-Term Debt...................................................  2,332,530      1,434,947      1,287,813
                                                                 ------------   ------------   ------------
    Total Liabilities............................................ 41,981,969     37,527,306     37,295,701
                                                                 ------------   ------------   ------------
Shareholders' Equity:

  Series A Preferred Stock - Par Value $1, Stated Value $50......          -              -              -
     No. of         June 30    December 31    June 30
     Shares           1994         1993         1993
   -------------- ------------ ------------ ------------
    Authorized..     460,000      460,000      460,000
    Issued......           -            -            -

  Preferred Stock - No Par Value.................................          -              -              -
     No. of         June 30    December 31    June 30
     Shares           1994         1993         1993
   -------------- ------------ ------------ ------------
    Authorized..  10,000,000   10,000,000   10,000,000
    Issued......           -            -            -

  Common Stock - Par Value $1....................................    160,877        160,715        160,570
     No. of         June 30    December 31    June 30
     Shares           1994         1993         1993
   -------------- ------------ ------------ ------------
    Authorized..  500,000,000  500,000,000  500,000,000
    Issued......  160,876,769  160,715,173  160,570,299

  Capital Surplus................................................    546,829        541,232        540,024
  Retained Earnings..............................................  2,712,268      2,565,627      2,408,300
  Unrealized Loss on Available-for-Sale Securities...............    (89,936)        (7,012)             -
  Accumulated Translation Adjustment.............................      7,118          4,384          4,826
  Deferred Compensation..........................................    (23,897)       (16,347)       (19,865)
  Less Treasury Stock (2,107,170 and 12,906 shares, respectively)    (63,116)             -           (396)
                                                                 ------------   ------------   ------------
    Total Shareholders' Equity...................................  3,250,143      3,248,599      3,093,459
                                                                 ------------   ------------   ------------

          Total Liabilities and Shareholders' Equity.............$45,232,112    $40,775,905    $40,389,160
                                                                 ============   ============   ============



NBD Bancorp, Inc. Consolidated Statement of Income
(in thousands except per share data)

                                                                      Quarter Ended               Six Months Ended
                                                                         June 30                      June 30
                                                                -------------------------     -------------------------
                                                                    1994          1993            1994          1993
                                                                -----------   -----------     -----------   -----------
Interest Income:
  Loans and Leases (including fees)..........................   $  506,959    $  481,655      $  969,020    $  960,471
  Investment Securities:
    Taxable..................................................      160,528       138,316         299,474       285,775
    Non-Taxable..............................................       24,490        27,115          49,829        54,803
  Trading Account Securities.................................        1,495         1,479           2,379         2,627
  Federal Funds Sold and Resale Agreements...................        1,914           919           2,863         1,792
  Other Money Market Investments.............................            -           805               -         1,419
  Interest-Bearing Deposits..................................        7,992         8,519          14,992        18,845
                                                                -----------   -----------     -----------   -----------
    Total Interest Income....................................      703,378       658,808       1,338,557     1,325,732
                                                                -----------   -----------     -----------   -----------

Interest Expense:
  Deposits...................................................      207,290       210,703         390,829       430,499
  Short-Term Borrowings......................................       62,302        36,684         107,675        78,374
  Long-Term Debt.............................................       27,398        19,648          52,405        36,625
                                                                -----------   -----------     -----------   -----------
    Total Interest Expense...................................      296,990       267,035         550,909       545,498
                                                                -----------   -----------     -----------   -----------

Net Interest Income..........................................      406,388       391,773         787,648       780,234
  Provision For Possible Credit Losses.......................        8,579        35,060          24,039        74,980
                                                                -----------   -----------     -----------   -----------

Net Interest Income After Provision
  For Possible Credit Losses.................................      397,809       356,713         763,609       705,254
                                                                -----------   -----------     -----------   -----------

Non-Interest Income:
  Trust Fees.................................................       39,803        37,440          77,913        72,788
  Service Charges on Deposit Accounts........................       38,790        41,857          79,769        83,840
  Securities Gains(Losses)...................................          (85)        1,689             305         2,803
  Other......................................................       55,440        62,183         114,711       128,732
                                                                -----------   -----------     -----------   -----------
    Total Non-Interest Income................................      133,948       143,169         272,698       288,163
                                                                -----------   -----------     -----------   -----------

Non-Interest Expenses:
  Compensation:
    Salaries.................................................      134,856       131,176         268,315       261,169
    Benefits.................................................       43,906        41,854          87,195        81,707
                                                                -----------   -----------     -----------   -----------
       Total Compensation....................................      178,762       173,030         355,510       342,876
  Net Occupancy..............................................       29,968        29,429          60,049        58,955
  Equipment Rentals, Depreciation and Maintenance............       23,597        20,916          45,551        42,113
  FDIC and Other Regulatory Assessments......................       16,741        16,309          33,416        34,971
  Amortization of Intangibles................................        6,577         8,092          13,101        17,218
  Other......................................................       76,664        73,829         147,001       151,027
                                                                -----------   -----------     -----------   -----------
       Total Non-Interest Expenses...........................      332,309       321,605         654,628       647,160
                                                                -----------   -----------     -----------   -----------

Income before Income Taxes...................................      199,448       178,277         381,679       346,257
  Income Tax Expense(Benefit) (Including tax effect of $(35),
    $573, $114 and $999, respectively, on securities sales)..       64,224        55,629         123,579       108,528
                                                                -----------   -----------     -----------   -----------

Income before Extraordinary Item and Cumulative
  Effect of Accounting Change................................      135,224       122,648         258,100       237,729
  Extraordinary Item (net of income tax effect) (Note E).....            -             -          (7,730)            -
  Cumulative Effect of Accounting Change (net of
    income tax effect) (Note A)..............................            -             -          (7,885)        3,950
                                                                -----------   -----------     -----------   -----------
Net Income...................................................   $  135,224    $  122,648      $  242,485    $  241,679
                                                                ===========   ===========     ===========   ===========

Net Income Per Share (on average shares outstanding):
  Income before Extraordinary Item and Cumulative
    Effect of Accounting Change..............................   $     0.84    $     0.76      $     1.61    $     1.47
  Extraordinary Item (net of income tax effect)..............            -             -           (0.05)            -
  Cumulative Effect of Accounting Change (net of
    income tax effect).......................................            -             -           (0.05)         0.03
                                                                -----------   -----------     -----------   -----------
Net Income Per Share.........................................   $     0.84    $     0.76      $     1.51    $     1.50
                                                                ===========   ===========     ===========   ===========


NBD Bancorp, Inc. Consolidated Statement of Shareholders' Equity
(in thousands except share data)
                                                                   Quarter Ended              Six Months Ended
                                                                      June 30                     June 30
                                                             ------------------------    ------------------------
                                                                 1994         1993           1994         1993
                                                             -----------  -----------    -----------  -----------

Preferred Stock:
  Balance, Beginning and End of Period.....................  $        -   $        -     $        -   $        -
                                                             -----------  -----------    -----------  -----------

Common Stock:
  Balance, Beginning of Period.............................     160,872      160,507        160,715      160,386
    Conversion of Subordinated Debentures and
      Other (161,596 shares in 1994).......................           5           63            162          184
                                                             -----------  -----------    -----------  -----------
  Balance, End of Period...................................     160,877      160,570        160,877      160,570
                                                             -----------  -----------    -----------  -----------

Capital Surplus:
  Balance, Beginning of Period.............................     546,969      540,664        541,232      536,900
    Conversion of Subordinated Debentures and Other........        (140)        (640)         5,597        3,124
                                                             -----------  -----------    -----------  -----------
  Balance, End of Period...................................     546,829      540,024        546,829      540,024
                                                             -----------  -----------    -----------  -----------

Retained Earnings:
  Balance, Beginning of Period.............................   2,624,608    2,329,017      2,565,627    2,253,332
    Net Income.............................................     135,224      122,648        242,485      241,679
    Cash Dividends Declared on Common Stock
      ($.30, $.27, $.60 and $.54 per share, respectively)..     (47,564)     (43,365)       (95,844)     (86,711)
                                                             -----------  -----------    -----------  -----------
  Balance, End of Period...................................   2,712,268    2,408,300      2,712,268    2,408,300
                                                             -----------  -----------    -----------  -----------

Unrealized Loss on Available-for-Sale Securities:
  Balance, Beginning of Period.............................     (53,753)           -         (7,012)           -
    Net Unrealized Loss....................................     (36,183)           -        (82,924)           -
                                                             -----------  -----------    -----------  -----------
  Balance, End of Period...................................     (89,936)           -        (89,936)           -
                                                             -----------  -----------    -----------  -----------

Accumulated Translation Adjustment:
  Balance, Beginning of Period.............................       5,122        6,544          4,384        5,610
    Aggregate Translation Gain(Loss).......................       1,996       (1,718)         2,734         (784)
                                                             -----------  -----------    -----------  -----------
  Balance, End of Period...................................       7,118        4,826          7,118        4,826
                                                             -----------  -----------    -----------  -----------

Deferred Compensation:
  Balance, Beginning of Period.............................     (19,119)     (18,754)       (16,347)     (15,335)
    Awards Granted.........................................      (7,944)      (5,452)       (14,322)      (9,744)
    Amortization of Deferred Compensation..................       2,186        2,625          5,487        5,221
    Other..................................................         980        1,716          1,285           (7)
                                                             -----------  -----------    -----------  -----------
  Balance, End of Period...................................     (23,897)     (19,865)       (23,897)     (19,865)
                                                             -----------  -----------    -----------  -----------

Treasury Stock:
  Balance, Beginning of Period.............................           -            -              -            -
    Purchase of Common Stock (2,513,258 shares in 1994)....     (71,099)      (6,321)       (74,921)     (10,119)
    Conversion of Subordinated Debentures
      and Other (406,088 shares in 1994)...................       7,983        5,925         11,805        9,723
                                                             -----------  -----------    -----------  -----------
  Balance, End of Period...................................     (63,116)        (396)       (63,116)        (396)
                                                             -----------  -----------    -----------  -----------

Total Shareholders' Equity, End of Period..................  $3,250,143   $3,093,459     $3,250,143   $3,093,459
                                                             ===========  ===========    ===========  ===========


NBD Bancorp, Inc. Consolidated Statement of Cash Flows
(in thousands)
                                                                                     Six Months Ended
                                                                                         June 30
                                                                               ---------------------------
                                                                                   1994           1993
                                                                               ------------   ------------
Cash Flows from Operating Activities:
  Net Income.................................................................. $   242,485    $   241,679
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operations:
     Depreciation and Amortization............................................      50,724         50,849
     Provision for Possible Credit Losses.....................................      24,039         74,980
     Securities Gains.........................................................        (305)        (2,803)
     Increase in Interest Receivable..........................................     (23,380)       (35,672)
     Decrease in Current Income Taxes Payable.................................     (16,046)       (14,875)
     Decrease in Accrued Expenses.............................................     (61,956)       (25,123)
     Increase in Trading Account Investments..................................     (99,663)       (75,246)
     Decrease (Increase) in Mortgages Held for Sale...........................     216,747       (112,992)
     Other, net...............................................................      17,762        (36,236)
                                                                               ------------   ------------
         Net Cash Provided by Operating Activities............................     350,407         64,561
                                                                               ------------   ------------

Cash Flows from Investing Activities:
  Decrease in Interest-Bearing Deposits.......................................      90,358         91,972
  Increase in Federal Funds Sold and Resale Agreements........................     (34,023)      (443,294)
  Decrease in Money Market Investments........................................           -          2,885
  Purchase of Investment Securities Available-for-Sale........................  (3,240,460)             -
  Proceeds from Maturity or Call of Investment Securities Available-for-Sale..   1,344,020              -
  Proceeds from Sale of Investment Securities Available-for-Sale..............     387,517              -
  Purchase of Investment Securities Held-to-Maturity..........................  (2,671,607)    (1,486,407)
  Proceeds from Maturity or Call of Investment Securities Held-to-Maturity....   1,062,770      2,341,537
  Proceeds from Sale of Investment Securities Held-to-Maturity................           -         36,525
  Increase in Loans and Leases................................................  (1,486,161)      (181,572)
  Purchase of Loan Portfolios.................................................           -        (19,617)
  Proceeds from Sale of Loan Portfolios.......................................           -         70,107
  Purchase of Premises and Equipment and Other Assets.........................    (249,111)       (55,069)
  Proceeds from Sale of Premises and Equipment and Other Assets...............      37,076         26,222
  Net Cash Paid in Purchase of Subsidiary.....................................      (5,788)             -
                                                                               ------------   ------------
         Net Cash (Used) Provided by Investing Activities.....................  (4,765,409)       383,289
                                                                               ------------   ------------

Cash Flows from Financing Activities:
  Increase (Decrease) in Deposits.............................................   1,090,329     (1,021,612)
  Increase in Short-Term Borrowings...........................................   2,463,980         24,484
  Proceeds from the Issuance of Debt..........................................   1,200,000        350,000
  Principal Payments on Long-Term Debt........................................    (299,591)       (36,798)
  Proceeds from Stock Option Exercises........................................         805          1,675
  Payments to Acquire Treasury Stock..........................................     (74,921)       (10,119)
  Dividends Paid..............................................................     (91,606)       (86,669)
                                                                               ------------   ------------
         Net Cash Provided (Used) by Financing Activities.....................   4,288,996       (779,039)
                                                                               ------------   ------------

Effect of Exchange Rate Changes on Cash and Due From Banks....................          10            186
                                                                               ------------   ------------

Net Decrease in Cash and Due From Banks.......................................    (125,996)      (331,003)
Cash and Due From Banks - Beginning of Period.................................   2,405,694      2,549,271
                                                                               ------------   ------------

Cash and Due From Banks - End of Period....................................... $ 2,279,698    $ 2,218,268
                                                                               ============   ============


Other Cash Flow Disclosures:
   Interest Paid.............................................................. $   640,731    $   633,031
   State and Federal Taxes Paid...............................................     131,025        119,454


                 Notes to Consolidated Financial Statements
                 ------------------------------------------


Note A - Accounting Policies
- ----------------------------

Accounting policies of NBD Bancorp, Inc. and its subsidiaries (the Corporation) are described below.

   Basis of Presentation:

   The unaudited consolidated financial statements as of and for the three and six months ended June 30, 1994 and 1993, are prepared in conformity with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1993.

   The Corporation has adopted Statement of Financial Accounting Standard
   (SFAS) No. 112, "Employers' Accounting For Postemployment Benefits," effective January 1, 1994. This statement requires the accrual of benefits provided to former or inactive employees after employment but before retirement. The cumulative effect of adopting SFAS No. 112 was a charge of $12,323,000 ($7,885,000 net of income taxes).

   The Corporation has adopted SFAS No. 109, "Accounting for Income Taxes," effective in the first quarter of 1993, and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993.

   Consolidation:

   The consolidated financial statements of the Corporation include the accounts of its subsidiaries, principally NBD Bank, N.A. (Michigan). All material inter-company accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which ownership is at least 20 percent are accounted for by the equity method and are reported in "Other Assets."

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

   Prior to December 31, 1993, the Corporation classified securities purchased with the intent and the ability to hold to maturity as Investment Securities and reported them at amortized cost. If it was subsequently determined that certain investment securities were to be sold, their reported

(PAGE>
Page 7
                Notes to Consolidated Financial Statements (cont'd.)


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

Page 8
            Notes to Consolidated Financial Statements (cont'd.)

   Income Per Share:

   Per share amounts are based on the weighted average number of shares outstanding throughout the period.

                                                             Quarter Ended             Six Months Ended
                                                                June 30                    June 30
                                                       ------------------------   -------------------------
                                                         1994          1993          1994          1993
                                                      -----------   -----------   -----------   -----------
   Average Shares Outstanding.......................  160,321,949   161,242,541   160,708,551   161,281,683


Note B - Investment Securities
- ------------------------------

Following are the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at June 30, 1994:


                                                              Investment Securities Available-for-Sale
                                                          -------------------------------------------------
                                                                         Gross        Gross
                                                          Amortized    Unrealized   Unrealized      Fair
                                                             Cost         Gains       Losses        Value
                                                          ----------   ----------   ----------    ---------
                                                                              (in thousands)

U.S. Government.....................................      $  974,820    $    1,008   $    4,345    $  971,483
U.S. Government Agencies
   (principally mortgage-backed)....................       3,943,975        2,089      107,176     3,838,888
Other Securities....................................         356,865          277       32,671       324,471
                                                          ----------   ----------   ----------    ----------
   Total............................................      $5,275,660   $    3,374   $  144,192    $5,134,842
                                                          ==========   ==========   ==========    ==========


                                                               Investment Securities Held-to-Maturity
                                                          -------------------------------------------------
                                                                         Gross        Gross
                                                          Amortized    Unrealized   Unrealized      Fair
                                                             Cost         Gains       Losses        Value
                                                          ----------   ----------   ----------    ---------
                                                                              (in thousands)

U.S. Government.....................................     $   523,252    $   3,472   $    4,563    $  522,161
U.S. Government Agencies
   (principally mortgage-backed)....................       6,192,064      101,288      172,277     6,121,075
States and Political Subdivisions...................       1,468,318       87,562        9,336     1,546,544
Other Securities....................................             500           12            -           512
                                                          ----------   ----------   ----------    ----------
   Total............................................      $8,184,134   $  192,334   $  186,176    $8,190,292
                                                          ==========   ==========   ==========    ==========

Page 9
           Notes to Consolidated Financial Statements (cont'd.)


Following are the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at December 31, 1993:

                                                              Investment Securities Available-for-Sale
                                                          -------------------------------------------------
                                                                         Gross        Gross
                                                          Amortized    Unrealized   Unrealized      Fair
                                                             Cost         Gains       Losses        Value
                                                          ----------   ----------   ----------    ---------
                                                                              (in thousands)

U.S. Government.....................................     $   965,190    $   9,405   $        1    $  974,594
U.S. Government Agencies
   (principally mortgage-backed)....................       2,396,927        5,782       11,535     2,391,174
States and Political Subdivisions...................           1,261          112            -         1,373
Other Securities....................................         431,488        1,082       15,327       417,243
                                                          ----------   ----------   ----------    ----------
   Total............................................      $3,794,866   $   16,381   $   26,863    $3,784,384
                                                          ==========   ==========   ==========    ==========

                                                               Investment Securities Held-to-Maturity
                                                          -------------------------------------------------
                                                                         Gross        Gross
                                                          Amortized    Unrealized   Unrealized       Fair
                                                             Cost         Gains       Losses        Value
                                                          ----------   ----------   ----------    ---------
                                                                              (in thousands)

U.S. Government.....................................     $   525,698    $  22,020   $       36    $  547,682
U.S. Government Agencies
   (principally mortgage-backed)....................       4,573,861      252,846        2,356     4,824,351
States and Political Subdivisions...................       1,505,270      139,527        1,585     1,643,212
Other Securities....................................           2,580           78            -         2,658
                                                          ----------   ----------   ----------    ----------
   Total............................................      $6,607,409   $  414,471   $    3,977    $7,017,903
                                                          ==========   ==========   ==========    ==========



Note C - Allowance For Possible Credit Losses
- ---------------------------------------------

The changes in the Allowance for Possible Credit Losses are summarized below:
                                                       Six Months Ended
                                                            June 30
                                                       ------------------
                                                         1994      1993
                                                       --------  --------
                                                        (in thousands)

Balance, Beginning of Period........................   $423,030  $417,764
  Provision.........................................     24,039    74,980

  Charge-offs.......................................    (61,925) (105,742)
  Recoveries........................................     38,052    34,217
                                                       --------  --------
    Net Charge-offs.................................    (23,873)  (71,525)

  Translation Adjustments...........................        428       286
                                                       --------  --------
Balance, End of Period..............................   $423,624  $421,505
                                                       ========  ========

Page 10
           Notes to Consolidated Financial Statements (cont'd.)


Note D - Assets Pledged
- -----------------------

Assets, principally Investment Securities, carried at approximately $6,596,905,000 were pledged at June 30, 1994, to secure public deposits (including deposits of $167,408,000 of the Treasurer, State of Michigan), repurchase agreements and for other purposes required by law.


Note E - Extraordinary Item
- ---------------------------

On March 15, 1994, an extraordinary item charge of $7,730,000 (net of income taxes) was incurred, representing the premium paid and unamortized issuance costs related to the Corporation's call and redemption of the $199,985,000 7.25% Convertible Subordinated Debentures Due 2006.


Note F - Other Commitments and Contingent Liabilities
- -----------------------------------------------------

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

Outstanding standby letters of credit at June 30, 1994, totaled approximately $1,827,000,000.

Item 2.    Management's Discussion and Analysis of Financial Condition and
- -------    ---------------------------------------------------------------
           Results of Operations.
           -----------------------
The following discussion and analysis supplements information contained in the financial statements and related notes appearing in this report.



NBD Bancorp, Inc. Financial Highlights

                                       Quarter Ended June 30
                                    ----------------------------
                                                           Pct.
                                      1994        1993    Change
                                    --------    --------  -------
                                         (in thousands,
                                      except per share data)
Operating Results:
Net Interest Income...............  $406,388    $391,773     3.7
Provision for Possible
   Credit Losses..................     8,579      35,060   (75.5)
Non-Interest Income...............   133,948     143,169    (6.4)
Non-Interest Expenses.............   332,309     321,605     3.3
                                    --------    --------
Income Before Income Taxes........   199,448     178,277    11.9
Income Tax Expense...............     64,224      55,629    15.5
                                    --------    --------
Income before Extraordinary
  Item and Accounting Change......   135,224     122,648    10.3
Extraordinary Item
  (Redemption of Debt)............         -           -
Cumulative Effect of Accounting
  Change (SFAS  Nos. 112 and 109,
  respectively)...................         -           -
                                    --------    --------
Net Income........................  $135,224    $122,648     10.3

Per Share:
  Income before Extraordinary
    Item and Accounting Change....  $   0.84    $   0.76     10.5
  Net Income......................      0.84        0.76     10.5

Net Interest Margin.........(pct.)      4.28        4.53

Stock Data (per share):
Cash Dividends Declared...........  $   0.30    $   0.27     11.1
Book Value (period end)...........     20.47       19.27      6.2
Market Value:
   Period End.....................    31 5/8      32 3/8
   High...........................    32          36 1/4
   Low............................    27 3/8      29 5/8
Average Shares Outstanding........   160,322     161,243

Financial and Capital Ratios:
Return on Average Shareholders'
  Equity:
    Before Extraordinary Item and
      Accounting Change.....(pct.)     16.39       16.01
    After Extraordinary Item and
      Accounting Change.....(pct.)     16.39       16.01

Return on Average Assets:
    Before Extraordinary Item and
      Accounting Change.....(pct.)      1.24        1.23
    After Extraordinary Item and
      Accounting Change.....(pct.)      1.24        1.23

Capital Ratios (period end):
   Tier 1 Capital Ratio.....(pct.)      8.85        8.89
   Total Capital Ratio......(pct.)     12.53       12.85
   Tier 1 Leverage Ratio....(pct.)      6.80        6.97


                                      Six Months Ended June 30
                                    -----------------------------
                                                            Pct.
                                      1994        1993     Change
                                    --------    --------   ------
                                           (in thousands,
                                       except per share data)
Operating Results:
Net Interest Income...............  $787,648    $780,234      1.0
Provision for Possible
   Credit Losses..................    24,039      74,980    (67.9)
Non-Interest Income...............   272,698     288,163     (5.4)
Non-Interest Expenses.............   654,628     647,160      1.2
                                    --------    --------
Income Before Income Taxes........   381,679     346,257     10.2
Income Tax Expense................   123,579     108,528     13.9
                                    --------    --------
Income before Extraordinary
  Item and Accounting Change......   258,100     237,729      8.6
Extraordinary Item
  (Redemption of Debt)............    (7,730)          -
Cumulative Effect of Accounting
  Change (SFAS  Nos. 112 and 109,
  respectively)...................    (7,885)      3,950
                                    --------    --------
Net Income........................  $242,485    $241,679      0.3

Per Share:
  Income before Extraordinary
    Item and Accounting Change....  $   1.61   $    1.47      9.5
  Net Income......................      1.51        1.50      0.7

Net Interest Margin.........(pct.)      4.30        4.50

Stock Data (per share):
Cash Dividends Declared...........  $   0.60   $    0.54     11.1
Book Value (period end)...........     20.47       19.27      6.2
Market Value:
   Period End.....................    31 5/8      32 3/8
   High...........................    32          36 3/8
   Low............................    27 1/4      29 5/8
Average Shares Outstanding........   160,709     161,282

Financial and Capital Ratios:
Return on Average Shareholders'
  Equity:
    Before Extraordinary Item and
      Accounting Change.....(pct.)     15.55       15.65
    After Extraordinary Item and
      Accounting Change.....(pct.)     14.65       15.89

Return on Average Assets:
    Before Extraordinary Item and
      Accounting Change.....(pct.)      1.22        1.19
    After Extraordinary Item and
      Accounting Change.....(pct.)      1.15        1.21

Capital Ratios (period end):
   Tier 1 Capital Ratio.....(pct.)      8.85        8.89
   Total Capital Ratio......(pct.)     12.53       12.85
   Tier 1 Leverage Ratio....(pct.)      6.80        6.97




Balance Sheet Data:


                                   June 30   December 31   June 30
                                     1994        1993       1993
                                 ----------- ----------- -----------
                                            (in thousands)
Total Assets.................... $45,232,112 $40,775,905 $40,389,160
Total Earning Assets............  41,332,654  37,056,812  36,812,117
Total Loans and Leases..........  26,849,896  25,550,792  25,362,612
Total Goodwill..................     254,848     264,978     275,228
Total Deposits..................  30,943,386  29,821,107  29,991,439
Total Common Shareholders'
  Equity........................   3,250,143   3,248,599   3,093,459



Credit Quality:

                                    June 30    March 31    June 30
                                     1994        1994       1993
                                 ----------- ----------- -----------
                                            (in thousands)
Allowance for Possible
   Credit Losses................ $   423,624 $   423,410 $   421,505

Nonperforming Loans.............     225,577     248,797     283,441
Other Real Estate Owned.........      26,263      35,583      55,589
Total Nonperforming Assets......     251,840     284,380     339,030

Net Loan Charge-offs
   (quarter-ended)..............       8,503      15,370      32,776

Ratios:
   Nonperforming Loans
     to Total Loans........(pct.)       0.84        0.96        1.12
   Allowance to Total
     Loans.................(pct.)       1.58        1.64        1.66
   Allowance to Nonperforming
     Loans.................(pct.)     187.80      170.18      148.71
   Net Loan Charge-offs
     (annualized)..........(pct.)       0.13        0.24        0.52


SUMMARY OF OPERATIONS
- ---------------------

Net Income for the second quarter of 1994 amounted to a record $135,224,000, or $.84 per share. This was 10 percent higher than the $122,648,000, or $.76 per share, earned in the second quarter of 1993.

For the first six months of 1994, Net Income was $242,485,000, or $1.51 per share. Income before the effects of an extraordinary item and an accounting change totaled $258,100,000, or $1.61 per share. Net income for the first half of 1993 amounted to $241,679,000, or $1.50 per share, and income before the effect of an accounting change was $237,729,000, or $1.47 per share.

An extraordinary charge of $7,730,000 (net of income taxes), or five cents per share, was incurred in the first quarter of 1994, representing premium paid and unamortized issuance costs related to the redemption on March 15, 1994, of the $199,985,000 outstanding 7.25% Convertible Subordinated Debentures Due March 2006. Also, Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, was adopted as of January 1, 1994, which required a charge against earnings of $7,885,000 (net of income taxes), or five cents per share. In the first quarter of 1993, Financial Accounting Standards No. 109, Accounting for Income Taxes, was adopted, which had the effect of increasing earnings by $3,950,000, or three cents per share.


Table 1
Summary of Operations
(in thousands except per share data)
                                                                   Quarter Ended                                 Year-to-Date
                                         ---------------------------------------------------------------   ------------------------
                                            June        March       December     September      June
                                            1994        1994          1993         1993         1993           1994         1993
                                         -----------  -----------  -----------  -----------  -----------   -----------  -----------
Interest Income - Including Taxable
 Equivalent Adjustment.................. $  719,742   $  651,998   $  655,717   $  676,236   $  677,365    $1,371,739   $1,363,230
Interest Expense........................   (296,990)    (253,919)    (256,106)    (263,109)    (267,035)     (550,909)    (545,498)
                                         -----------  -----------  -----------  -----------  -----------   -----------  -----------

Net Interest Income - Taxable Equivalent    422,752      398,079      399,611      413,127      410,330       820,830      817,732
Taxable Equivalent Adjustment...........    (16,364)     (16,819)     (16,929)     (17,936)     (18,557)      (33,182)     (37,498)
                                         -----------  -----------  -----------  -----------  -----------   -----------  -----------

Net Interest Income.....................    406,388      381,260      382,682      395,191      391,773       787,648      780,234
Provision For Possible Credit Losses....     (8,579)     (15,460)     (19,841)     (24,853)     (35,060)      (24,039)     (74,980)
Securities Gains(Losses)................        (85)         390        6,470           55        1,689           305        2,803
Other Non-Interest Income...............    134,033      138,360      149,632      141,063      141,480       272,393      285,360
Compensation............................   (178,762)    (176,748)    (178,926)    (181,942)    (173,030)     (355,510)    (342,876)
Other Non-Interest Expenses.............   (153,547)    (145,571)    (166,089)    (147,723)    (148,575)     (299,118)    (304,284)
                                         -----------  -----------  -----------  -----------  -----------   -----------  -----------

Income Before Taxes.....................    199,448      182,231      173,928      181,791      178,277       381,679      346,257
Applicable Taxes........................    (64,224)     (59,355)     (54,968)     (56,639)     (55,629)     (123,579)    (108,528)
                                         -----------  -----------  -----------  -----------  -----------   -----------  -----------

Income before Extraordinary
 Item and Cumulative Effect
 of Accounting Change...................    135,224      122,876      118,960      125,152      122,648       258,100      237,729
 Extraordinary Item.....................          -       (7,730)           -            -            -        (7,730)           -
 Cumulative Effect of Accounting Change.          -       (7,885)           -            -            -        (7,885)       3,950
                                         -----------  -----------  -----------  -----------  -----------   -----------  -----------

Net Income.............................. $  135,224   $  107,261   $  118,960   $  125,152   $  122,648    $  242,485   $  241,679
                                         ===========  ===========  ===========  ===========  ===========   ===========  ===========
Income Per Share:
 Income before Extraordinary Item and
   Accounting Change.................... $     0.84   $     0.77   $     0.74   $     0.77   $     0.76    $     1.61   $     1.47
 Net Income............................. $     0.84   $     0.67   $     0.74   $     0.77   $     0.76    $     1.51   $     1.50

Average Shares Outstanding..............    160,322      161,099      161,173      161,278      161,243       160,709      161,282

Average Earning Assets (in millions).... $   39,540   $   37,127   $   36,398   $   36,209   $   36,302    $   38,341   $   36,447

Net Interest Margin.....................       4.28%        4.31%        4.38%        4.55%        4.53%         4.30%        4.50%


Net Interest Income

Net interest income in the second quarter of 1994 on a tax equivalent basis was $422.8 million, an increase of $12.4 million, or 3.0 percent, compared with the second quarter of last year. The increase was attributable to an increase of $3.2 billion, or 8.9 percent, in average earning assets, partially offset by lower interest margin, which decreased 25 basis points from 4.53 percent in the second quarter of 1993 to 4.28 percent in the second quarter of 1994.


For the first six months of 1994, tax equivalent net interest income rose $3.1 million, or 0.3 percent over the corresponding period of 1993. The increase was attributable to a $1.9 billion, or 5.2 percent increase in average earning assets, partially offset by a 20 basis point decrease in the interest margin.

Further detail on average balances, yields and rates is shown in Table 7.


Provision for Possible Credit Losses

The Provision for Possible Credit Losses in the second quarter of 1994 was $8.6 million, down from $35.1 million in the same period last year, reflecting continuing improvement in loan credit quality.

On a year-to-date basis, the provision was $24.0 million in 1994 versus $75.0 million in 1993. A comprehensive analysis of the related Allowance for Possible Credit Losses, charge-offs, nonperforming assets and ratios is presented in Table 5.


Securities Transactions

Over the last five quarters securities gains or losses were insignificant. Essentially all of the securities gains in the fourth quarter of 1993 were attributable to the sale of an equity holding in a nonbank financial services company.


Other Non-Interest Income

Other Non-Interest Income of $134.0 million was earned in the second quarter of 1994 versus $141.5 million in the comparable period of 1993, a decrease of $7.4 million, or 5.3 percent. For the first half of 1994 and 1993, Other Non-Interest Income totaled $272.4 million and $285.4 million, respectively, a decrease of $13.0 million, or 4.5 percent.

Table 2 and its related discussion provide additional details of the composition of Other Non-Interest Income.

Compensation

In the second quarter of 1994, compensation expense amounted to $178.8 million, which was $5.7 million, or 3.3 percent, higher than the second quarter of 1993.

For the first half of 1994, compensation expense amounted to $355.5 million, an increase of $12.6 million, or 3.7 percent over the comparable period of 1993. Salaries increased $7.1 million, or 2.7 percent, reflecting a 4.5 percent average merit increase, partially offset by a 0.6 percent decrease in full-time equivalent employment. Benefits expense increased $5.5 million, or 6.7 percent.


Other Non-Interest Expenses

Other Non-Interest Expenses amounted to $153.5 million for the second quarter of 1994 compared with $148.6 million for the second quarter of 1993, which represents an increase of 3.3 percent. On a year-to-date basis, Other Non-Interest Expenses dropped $5.2 million, or 1.7 percent. Factors influencing period-to-period changes are discussed in connection with Table 3.


Taxes on Income

Income tax expense amounted to $64.2 million in the second quarter of 1994, an increase of $8.6 million, or 15.5 percent over the same quarter of last year. For the first half of 1994, income tax expense totaled $123.6 million, an increase of $15.1 million, or 13.9 percent, over the same period of last year, reflecting both a 10.2 percent increase in pre-tax income and the use of a 34 percent tax rate for reporting net income for the first six months of 1993 versus a rate of 35 percent in the first half of 1994. In the third quarter of 1993, the tax rate was increased to 35 percent from 34 percent retroactive to January 1, 1993. The Corporation's effective tax rate, when computed after adding the taxable equivalent adjustment to both pre-tax income and income tax expense, was 38 percent for the first six months of both 1994 and 1993.

OTHER NON-INTEREST INCOME
- -------------------------

Deposit Service Charges of $38.8 million in the second quarter of 1994 and $79.8 million in the first six months of 1994 decreased 7.3 percent and 4.9 percent, respectively, compared with the same periods of 1993. The reduction was attributable to a higher credit given for balances maintained on business accounts.

Trust fees for the second quarter of 1994 and the first six months of 1994 increased 6.3 percent and 7.0 percent, respectively, over the comparable periods of 1993.

The decline in Profit on Mortgage Sales in the first two quarters of 1994 was attributable to changes in interest rates, lower mortgage refinancing volumes and the retention of more mortgages in the portfolio.

Other Income in the first half of 1994 was $12.2 million versus $18.7 million in the same period of last year. A gain of $9.6 million on the sale of credit card receivables occurred in the first quarter of 1993.






Table 2
Other Non-Interest Income
(in thousands)

                                                        Quarter Ended                          Year-to-Date
                                   ------------------------------------------------------  ---------------------
                                      June       March      Dec.       Sept.      June
                                      1994       1994       1993       1993       1993        1994       1993
                                   ---------- ---------- ---------- ---------- ----------  ---------- ----------
Deposit Service Charges........... $  38,790  $  40,979  $  40,203  $  41,373  $  41,857   $  79,769  $  83,840
Trust Income......................    39,803     38,110     39,904     36,860     37,440      77,913     72,788
Charge Card Merchant
   Processing Fees................     8,715      7,689      9,167     10,118      5,679      16,404     11,651
Data Processing Fees..............     7,830      7,214      7,372      8,017      7,032      15,044     13,474
Letter of Credit Fees.............     5,586      4,692      5,649      5,610      4,817      10,278      9,299
Other Domestic and
   International Fees.............     4,643      5,469      5,476      5,293      5,157      10,112     11,265
Mortgage Loan Servicing...........     4,581      4,544      5,156      4,079      5,164       9,125     10,162
Insurance Premiums and
   Commissions....................     3,886      4,341      4,600      3,697      4,017       8,227      8,629
Retail Banking Fees...............     3,380      3,299      3,082      3,688      3,294       6,679      6,619
Foreign Exchange and Translation..     3,138      2,965      2,927      3,177      3,199       6,103      6,464
Rental Income.....................     2,630      2,656      2,572      2,655      2,633       5,286      4,950
OREO Gains........................     1,892      1,823      8,037      1,784      3,651       3,715      4,031
Profit(Loss) on Mortgage Sales....      (193)     3,863      9,306      9,262      7,773       3,670     12,275
Mutual Fund and Annuity
   Product Fees...................     1,506      1,742      2,311      2,354      2,543       3,248      4,203
Securities Trading
   and Underwriting...............     1,434      1,486      1,476      1,807      1,710       2,920      4,388
Charge Card Fees..................       976        688      1,496        989      1,310       1,664      2,629
Other.............................     5,436      6,800        898        300      4,204      12,236     18,693
                                   ---------- ---------- ---------- ---------- ----------  ---------- ----------

   Total Other Non-Interest
      Income...................... $ 134,033  $ 138,360  $ 149,632  $ 141,063  $ 141,480   $ 272,393  $ 285,360
                                   ========== ========== ========== ========== ==========  ========== ==========

NON-INTEREST EXPENSES
- ---------------------

Occupancy expense for the first six months of 1994 amounted to $60.0 million, which was $1.1 million, or 1.9 percent over the same period a year ago.

Equipment expense amounted to $23.6 million in the first quarter of 1994 and $45.6 million for the first half of 1994, up 12.8 percent and 8.2 percent, respectively, compared with the corresponding periods of 1993. The increase was primarily attributable to depreciation and maintenance.

Amortization of Intangibles decreased $4.0 million in the first six months of 1994 compared with the same period last year. Most of the decrease was attributable to a higher level of amortization of purchased mortgage servicing rights during 1993.

OREO Expense for year-to-date June 1994 totaled $2.4 million, a decrease of $6.7 million compared with the first half of 1993. The decrease resulted primarily from lower write-downs on properties in the 1994 period.



Table 3
Other Non-Interest Expenses
(in thousands)

                                                            Quarter Ended                           Year-to-Date
                                       ------------------------------------------------------  ---------------------
                                          June       March      Dec.       Sept.      June
                                          1994       1994       1993       1993       1993        1994       1993
                                       ---------- ---------- ---------- ---------- ----------  ---------- ----------
Occupancy............................. $  29,968  $  30,081  $  30,271  $  28,837  $  29,429   $  60,049  $  58,955
Equipment.............................    23,597     21,954     21,858     20,309     20,916      45,551     42,113
FDIC & Other Regulatory
   Assessments........................    16,741     16,675     16,927     16,868     16,309      33,416     34,971
Telephone.............................     9,214      6,852      7,999      6,627      7,245      16,066     14,548
Purchased Services....................     7,577      7,138      7,559      6,824      6,389      14,715     13,245
Professional Services.................     7,567      6,433      9,034      7,580      6,880      14,000     13,238
Amortization of Intangibles...........     6,577      6,524      9,328      9,291      7,997      13,101     17,123
Operating and Other Taxes.............     6,016      6,866      6,352      5,653      5,731      12,882     11,624
Postage...............................     4,719      5,274      5,396      4,635      4,977       9,993     10,627
Marketing.............................     5,995      3,946      7,246      4,569      4,967       9,941     10,210
Stationery and Supplies...............     4,269      4,716      5,712      5,576      5,391       8,985     11,670
Travel and Entertainment..............     4,025      3,655      5,667      4,587      4,308       7,680      8,046
Public Relations......................     3,082      2,586      2,777      2,725      2,343       5,668      5,632
Loan and Credit Charges...............     2,811      2,067      2,500      1,855      2,730       4,878      4,427
Federal Reserve Service Charges.......     2,060      1,958      1,845      2,124      2,134       4,018      4,442
Armored Carrier and Cartage...........     2,198      1,819      2,105      1,919      2,076       4,017      4,064
OREO Expense..........................     1,440        970      2,000        468      2,326       2,410      9,114
Other Insurance.......................       961        913        970      1,451        907       1,874      1,775
Other.................................    14,730     15,144     20,543     15,825     15,520      29,874     28,460
                                       ---------- ---------- ---------- ---------- ----------  ---------- ----------

   Total Other Non-Interest Expenses.. $ 153,547  $ 145,571  $ 166,089  $ 147,723  $ 148,575   $ 299,118  $ 304,284
                                       ========== ========== ========== ========== ==========  ========== ==========

FINANCIAL CONDITION AND CAPITAL ACCOUNTS
- ----------------------------------------

The Corporation's consolidated balance sheet is presented on pages 1 and 2.

NBD Bancorp, Inc. consolidated total assets at June 30, 1994, were $45.2 billion, an increase of $4.5 billion since year-end 1993, principally due to increases of $2.9 billion and $1.3 billion in investment securities and loans and leases, respectively.

The $2.9 billion increase in Investment Securities since year-end 1993 was primarily attributable to the acquisition of mortgage-backed U.S. Government Agency Securities during the first half of 1994.

The increase during the first six months of 1994 in the unrealized losses on U.S. Government Agencies Securities available-for-sale consists of approximately $70 million related to the fair value of certain variable rate mortgage-backed securities, and approximately $30 million related to certain fixed rate collateralized mortgage obligations. The increase in the unrealized losses on Other Securities available-for-sale during the same period consists of approximately $17 million related to the fair value of United Mexican States obligations. These declines are considered temporary in nature because they resulted directly from the general increase in interest rates in the financial markets and were not attributable to any specific adverse conditions for particular securities. Further, as management does not intend to dispose of any of the affected securities in the foreseeable future, it is not probable that the Company will ultimately realize the declines in value.

The increase in Total Loans and Leases of $1.3 billion since December 31, 1993, was primarily attributable to increases of $733.1 million, or 5.3 percent, in Commercial, $395.9 million, or 5.9 percent, in Consumer, and $395.0 million, or 15.4 percent, in Residential Mortgage. Mortgages Held For Sale declined $216.7 million due to lower mortgage refinancing activity and the retention of more mortgages in the portfolio. An upward trend in loan growth is expected to continue during the third quarter of 1994.

Included in the commercial loan portfolio are highly leveraged transactions
(HLTs) and investment property term loans. At June 30, 1994, HLT commitments totaled $437.8 million, of which $218.7 million were outstanding. A total of $2.0 million of HLT outstandings were classified as nonperforming. About 66 percent of the outstanding amount was domiciled in the Midwest and 69 percent was related to manufacturing activities.

Investment property term loan commitments amounted to $1,851.2 million, of which $1,537.7 million were outstanding at June 30, 1994, and $52.1 million were classified as nonperforming.

As of June 30, 1994, real estate construction loan commitments totaled $1,270.4 million, of which $729.4 million were outstanding and $34.5 million were classified as nonperforming.

Other Assets increased $315.6 million since year-end 1993. Most of the increase related to a $200 million investment in corporate owned life insurance.

The increase of $4.5 million in Total Liabilities since year-end 1993 consisted of increases in Short-Term Borrowings, Total Deposits, and Long-Term Debt of $2.5 billion, $1.1 billion, and $897.6 million, respectively.

The increase of 3.8 percent in Total Deposits was primarily attributable to an increase of $1.3 billion in Foreign Office Deposits, partially offset by a decrease of $357.4 million in Money Market Accounts. Demand Deposits increased $142.5 million since December 31, 1993.

FINANCIAL CONDITION AND CAPITAL ACCOUNTS (cont'd.)
- ----------------------------------------

The increase in Long-Term Debt was attributable to an increase of $1.1 billion in bank notes since year-end 1993, partially offset by the redemption of approximately $200 million of convertible subordinated debentures noted earlier.

Shareholders' Equity totaled $3.3 billion at June 30, 1994, an increase of $1.5 million since year-end 1993.


ANALYSIS OF CAPITAL
- -------------------

The table that follows presents the components of Tier I Capital and Total Capital. Both Tier I and Total capital ratios exceed the regulatory minimum requirements of 4.0 percent and 8.0 percent, respectively. The Tier I Leverage Ratio, also presented below, exceeds the regulatory minimum of 3.0 percent.




Table 4
Analysis of Capital
(dollars in thousands)
                                         June 30      March 31     Dec. 31      Sept. 30     June 30
                                           1994         1994        1993         1993         1993
                                       -----------  -----------  -----------  -----------  -----------

Capital Components:
 Tier 1 Capital:
  Common Shareholders' Equity........  $3,250,143   $3,264,699   $3,248,599   $3,179,606   $3,093,459
  Intangible Assets and Other
       Adjustments...................    (187,852)    (224,383)    (281,507)    (290,557)    (300,596)
                                       -----------  -----------  -----------  -----------  -----------

    Total Tier 1 Capital.............  $3,062,291   $3,040,316   $2,967,092   $2,889,049   $2,792,863
                                       ===========  ===========  ===========  ===========  ===========


 Total Capital:
  Common Shareholders' Equity........  $3,250,143   $3,264,699   $3,248,599   $3,179,606   $3,093,459
  Qualifying Allowance for Possible
       Credit Losses.................     423,624      416,050      406,618      398,047      393,241
  Qualifying Long-Term Debt..........     852,000      854,000    1,053,985    1,053,985      854,067
  Intangible Assets and Other
       Adjustments...................    (191,898)    (227,709)    (284,819)    (290,691)    (300,743)
                                       -----------  -----------  -----------  -----------  -----------

    Total Capital....................  $4,333,869   $4,307,040   $4,424,383   $4,340,947   $4,040,024
                                       ===========  ===========  ===========  ===========  ===========


Ratios (End of Period):
 Risk-Based Capital Ratios:
  Tier 1 Capital Ratio...............        8.85 %       9.14 %       9.13 %       9.08 %       8.89 %
  Total Capital Ratio................       12.53 %      12.94 %      13.61 %      13.64 %      12.85 %

 Tier 1 Leverage Ratio...............        6.80 %       7.12 %       7.33 %       7.21 %       6.97 %



ALLOWANCE FOR POSSIBLE CREDIT LOSSES
- ------------------------------------

An analysis of the changes in the Allowance for Possible Credit Losses and related credit quality data is presented below. At June 30, 1994, the Allowance of $423.6 million was equal to 1.58 percent of total loans and leases, compared with 1.66 percent at both December 31, 1993, and June 30, 1993. Although the Allowance has stayed at relatively the same level over the last several quarters, the amount of nonperforming loans has declined, generating an improvement in the Allowance as a percent of nonperforming loans and leases to 187.80 percent as of June 30, 1994, compared with 157.28 percent at year-end 1993 and 148.71 percent at June 30, 1993. At June 30, 1994, nonperforming loans and leases totaled $225.6 million compared with $248.8 million at March 31, 1994, $269.0 million as of year-end 1993, and $283.4 million at the end of the second quarter of 1993.





Table 5
(dollars in thousands)

Allowance for Possible Credit Losses
                                                   Quarter Ended                         Year-to-Date
                                 -------------------------------------------------    -------------------
                                   June      March   December  September   June
                                   1994      1994      1993      1993      1993         1994      1993
                                 --------- --------- --------- --------- ---------    --------- ---------

Summary of Transactions:
Balance at Beginning of Period...$423,410  $423,030  $422,964  $421,505  $419,271     $423,030  $417,764
Provision for Credit Losses......   8,579    15,460    19,841    24,853    35,060       24,039    74,980
Translation Adjustment...........     138       290       (16)     (153)      (50)         428       286
Charge-Offs...................... (30,881)  (31,044)  (53,243)  (47,116)  (50,038)     (61,925) (105,742)
Recoveries.......................  22,378    15,674    33,484    23,875    17,262       38,052    34,217
                                 --------- --------- --------- --------- ---------    --------- ---------

   Net Charge-Offs...............  (8,503)  (15,370)  (19,759)  (23,241)  (32,776)     (23,873)  (71,525)
                                 --------- --------- --------- --------- ---------    --------- ---------

Balance at End of Period.........$423,624  $423,410  $423,030  $422,964  $421,505     $423,624  $421,505
                                 ========= ========= ========= ========= =========    ========= =========

Net Loan Charge-Offs by Category:

Commercial and Foreign........... ($3,709)  ($9,217) ($12,602)  ($8,077) ($18,382)    ($12,926) ($45,100)
Real Estate Construction.........    (243)      202     1,012    (7,641)   (8,524)         (41)  (12,725)
Residential Mortgage.............     (35)     (175)      (47)      (96)        4         (210)       67
Consumer.........................  (4,400)   (5,680)   (7,898)   (6,971)   (5,349)     (10,080)  (13,085)
Lease Financing..................    (116)     (500)     (224)     (456)     (525)        (616)     (682)
                                 --------- --------- --------- --------- ---------    --------- ---------
   Total Net Charge-Offs......... ($8,503) ($15,370) ($19,759) ($23,241) ($32,776)    ($23,873) ($71,525)
                                 ========= ========= ========= ========= =========    ========= =========

Net Charge-Off Ratio (Annualized)    0.13%     0.24%     0.31%     0.37%     0.52%        0.18%     0.57%


Allowance for Possible Credit
  Losses as a Percent of:

   Total Loans and Leases........    1.58%     1.64%     1.66%     1.67%     1.66%        1.58%     1.66%

   Nonperforming Loans and
        Leases*..................  187.80%   170.18%   157.28%   137.74%   148.71%      187.80%   148.71%




Analysis of Nonperforming Assets
                                  June 30  March 31   Dec. 31  Sept. 30   June 30
                                   1994      1994      1993      1993      1993
                                 --------- --------- --------- --------- ---------
Loans:
   Non-Accrual...................$225,495  $248,690  $265,699  $306,916  $283,263
   Restructured*.................      82       107     3,268       155       178
                                 --------- --------- --------- --------- ---------
     Total Loans................. 225,577   248,797   268,967   307,071   283,441
Other Real Estate Owned..........  26,263    35,583    44,014    53,572    55,589
                                 --------- --------- --------- --------- ---------
     Total Nonperforming Assets..$251,840  $284,380  $312,981  $360,643  $339,030
                                 ========= ========= ========= ========= =========


Nonperforming Assets* as a Percent of:

   Total Loans and Leases........    0.94%     1.10%     1.22%     1.43%     1.34%

   Allowance for Possible
     Credit Losses...............   59.45%    67.16%    73.99%    85.27%    80.43%

   *Excludes $88,941 of Mexican restructured debt for the first three quarters of 1993.  These obligations were reclassified to investment securities available-for-sale at year-end 1993, concurrent with the implementation of SFAS No. 115.


Loans 90 Days or More Past Due
   and Still Accruing Interest... $36,794   $33,461   $36,905   $38,550   $35,188


ORGANIZATIONAL PERFORMANCE
- --------------------------

Table 6 presents performance data and other information organized by the three major geographical banking markets serviced by the Corporation. The improvement in the profitability of each geographical unit in the second quarter of 1994 compared with the first three months of 1994 was attributable to higher net interest income as well as lower provisions for loan losses.

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




Table 6
Organizational Performance
(dollars in thousands)


For the Quarter Ended March 31, 1994            Michigan  Indiana   Illinois
- ----------------------------------------------  --------  --------  --------
Income before Accounting Changes..............  $85,297   $22,967   $15,051
Net Income....................................   79,855    22,128    14,547
Average Earning Assets........................   23,535     8,927     4,357

Return on Assets (Before Accounting Changes)..     1.32 %    0.92 %    1.28 %

Full-Time Equivalent Employees................    8,583     5,310     1,955


For the Quarter Ended June 30, 1994
- ----------------------------------------------

Net Income....................................  $95,056   $24,271   $17,390
Average Earning Assets........................   25,986     9,113     4,459

Return on Assets..............................     1.34 %    0.96 %    1.45 %

Full-Time Equivalent Employees................    8,580     5,224     1,963



Average Balances, Yields and Rates
The following table presents average asset and liability balances and related yields and rates for the latest five quarters and the year-to-date periods.


Table 7
Average Balances, Yields and Rates
(Yields are on a fully taxable equivalent basis.)
(dollars in millions)

                              Second Quarter    First Quarter     Fourth Quarter    Third Quarter     Second Quarter
                                   1994             1994              1993              1993              1993
                              --------------    --------------    --------------    --------------    --------------
                              Average Yield/    Average Yield/    Average Yield/    Average Yield/    Average Yield/
                              Balance  Rate     Balance  Rate     Balance  Rate     Balance  Rate     Balance  Rate
                              ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Assets:
Interest-Bearing Deposits....$   655   4.90 %  $   645   4.40 %  $   576   4.97 %  $   673   4.79 %  $   661   5.17 %
Federal Funds Sold and
  Resale Agreements..........    188   4.09        114   3.37        176   3.11        203   3.23        110   3.35
Money Market Investments.....      -      -          -      -         34   3.99         35   4.27         82   3.96
Trading Account Securities...    131   4.67         92   3.88        140   3.56        172   3.62        165   3.64
Investment Securities:
 U.S. Government.............  1,615   5.33      1,583   5.30      1,518   5.36      1,559   5.51      1,637   5.56
 U.S. Government Agencies....  8,706   6.47      7,565   6.44      6,802   6.60      6,472   6.90      6,504   7.23
 States and Political
   Subdivisions..............  1,476   8.78      1,492   8.21      1,503   8.43      1,519   8.64      1,551   8.72
 Other.......................    346   3.87        389   4.72        362   4.52        428   4.33        512   4.59
                              ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Investment Securities.. 12,143   6.52     11,029   6.45     10,185   6.62      9,978   6.84     10,204   7.06
                              ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Loans and Leases:
 Commercial.................. 14,378   7.51     13,673   6.97     13,699   6.83     13,685   7.26     13,775   7.01
 Real Estate Construction....    755   7.60        754   7.19        751   7.94        811   7.04        830   6.88
 Residential Mortgage........  2,906   7.53      2,759   7.46      2,739   7.99      2,763   8.11      2,822   8.41
 Consumer....................  6,981   8.51      6,751   8.61      6,703   8.78      6,567   9.05      6,354   9.30
 Lease Financing.............    291  10.14        284  10.25        273  10.49        260  11.42        249  11.57
 Foreign.....................  1,112   5.93      1,026   5.70      1,122   5.73      1,062   6.01      1,050   6.43
                              ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Loans and Leases....... 26,423   7.74     25,247   7.46     25,287   7.50     25,148   7.81     25,080   7.76
                              ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Earning Assets......... 39,540   7.29 %   37,127   7.08 %   36,398   7.17 %   36,209   7.43 %   36,302   7.47 %
                                      ======            ======            ======            ======            ======

Cash and Due From Banks......  2,365             2,285             2,766             2,204             2,271
Other Assets.................  2,031             1,931             1,573             1,772             1,703
Less Allowance for Possible
  Credit Losses..............   (436)             (433)             (435)             (437)             (433)
                              -------           -------           -------           -------           -------
Total Assets.................$43,500           $40,910           $40,302           $39,748           $39,843
                             ========          ========          ========          ========          ========

Liabilities and Shareholders'
  Equity:
Interest-Bearing Deposits:
   Savings...................$ 7,933   2.29 %  $ 7,854   2.29 %  $ 7,624   2.42 %  $ 7,346   2.50 %  $ 7,175   2.54 %
   Money Market Accounts.....  5,345   2.79      5,516   2.68      5,683   2.73      5,885   2.78      5,955   2.83
   Time......................  8,908   4.24      7,796   4.30      8,471   4.33      8,388   4.49      9,049   4.55
   Foreign Office............  2,803   4.37      2,035   3.96      1,707   4.24      1,729   4.35      1,810   4.54
                              ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Interest-Bearing
  Deposits................... 24,989   3.33     23,201   3.21     23,485   3.31     23,348   3.42     23,989   3.52
                              ------- ------    ------- ------    ------- ------    ------- ------    ------- ------

Short-Term Borrowings........  6,331   3.95      5,647   3.26      4,739   3.12      5,141   3.13      4,746   3.10
Long-Term Debt...............  1,821   6.02      1,615   6.20      1,402   6.47      1,320   6.45      1,216   6.46
                              ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Interest-Bearing
  Liabilities................ 33,141   3.59 %   30,463   3.37 %   29,626   3.43 %   29,809   3.50 %   29,951   3.57 %
                                      ======            ======            ======            ======            ======

Demand Deposits..............  6,232             6,217             6,565             5,966             6,011
Other Liabilities............    827               909               850               841               816
Shareholders' Equity.........  3,300             3,321             3,261             3,132             3,065
                              -------           -------           -------           -------           -------
Total Liabilities and
  Shareholders' Equity.......$43,500           $40,910           $40,302           $39,748           $39,843
                             ========          ========          ========          ========          ========

Interest Rate Spread.........          3.70 %            3.71 %            3.74 %            3.93 %            3.90 %
                                      ======            ======            ======            ======            ======

Net Interest Margin..........          4.28 %            4.31 %            4.38 %            4.55 %            4.53 %
                                      ======            ======            ======            ======            ======

The FTE adjustments are computed using a combined federal and state income tax rate of 36.4% in 1994 and 1993.
The combined amounts for Investment Securities Available-for-Sale and Held-to-Maturity for 1994 are based on their respective carrying values.



                               Year-to-Date      Year-to-Date
                                   1994              1993
                              --------------    --------------
                              Average Yield/    Average Yield/
                              Balance  Rate     Balance  Rate
                              ------- ------    ------- ------
Assets:
Interest-Bearing Deposits....$   650   4.65 %  $   690   5.51 %
Federal Funds Sold and
  Resale Agreements..........    152   3.82        112   3.22
Money Market Investments.....      -      -         69   4.13
Trading Account Securities...    112   4.34        138   3.89
Investment Securities:
 U.S. Government.............  1,599   5.31      1,649   5.54
 U.S. Government Agencies....  8,139   6.45      6,648   7.31
 States and Political
   Subdivisions..............  1,484   8.49      1,573   8.65
 Other.......................    367   4.32        560   4.79
                              ------- ------    ------- ------
Total Investment Securities.. 11,589   6.49     10,430   7.10
                              ------- ------    ------- ------
Loans and Leases:
 Commercial.................. 14,028   7.25     13,701   6.98
 Real Estate Construction....    755   7.40        846   7.07
 Residential Mortgage........  2,833   7.50      2,818   8.45
 Consumer....................  6,866   8.56      6,348   9.41
 Lease Financing.............    287  10.19        250  11.74
 Foreign.....................  1,069   5.82      1,045   6.51
                              ------- ------    ------- ------
Total Loans and Leases....... 25,838   7.60     25,008   7.79
                              ------- ------    ------- ------
Total Earning Assets......... 38,341   7.19 %   36,447   7.52 %
                                      ======            ======

Cash and Due From Banks......  2,325             2,230
Other Assets.................  1,980             1,714
Less Allowance for Possible
  Credit Losses..............   (434)             (432)
                              -------           -------
Total Assets.................$42,212           $39,959
                             ========          ========

Liabilities and Shareholders'
  Equity:
Interest-Bearing Deposits:
   Savings...................$ 7,894   2.29 %  $ 7,015   2.59 %
   Money Market Accounts.....  5,430   2.74      6,054   2.86
   Time......................  8,355   4.27      9,179   4.66
   Foreign Office............  2,421   4.20      1,765   4.85
                              ------- ------    ------- ------
Total Interest-Bearing
  Deposits................... 24,100   3.27     24,013   3.61
                              ------- ------    ------- ------

Short-Term Borrowings........  5,991   3.62      5,049   3.13
Long-Term Debt...............  1,719   6.10      1,096   6.69
                              ------- ------    ------- ------
Total Interest-Bearing
  Liabilities................ 31,810   3.49 %   30,158   3.65 %
                                      ======            ======

Demand Deposits..............  6,225             5,932
Other Liabilities............    867               827
Shareholders' Equity.........  3,310             3,042
                              -------           -------
Total Liabilities and
  Shareholders' Equity.......$42,212           $39,959
                             ========          ========

Interest Rate Spread.........          3.70 %            3.87 %
                                      ======            ======

Net Interest Margin..........          4.30 %            4.50 %
                                      ======            ======


IMPACT OF RECENTLY ISSUES ACCOUNTING STANDARDS
- ----------------------------------------------

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


INTERNATIONAL BANKING
- ---------------------

At June 30, 1994, the Corporation had total foreign cross-border outstandings of $0.9 billion. Foreign outstandings consist primarily of interest-bearing deposits, bankers acceptances, federal funds sold, and loans denominated in dollars or other non-local currency. Assets denominated in the local currency are included to the extent they are not hedged or are not funded by local borrowings. An item is classified as either foreign or domestic based on the domicile of the party ultimately responsible for payment.

At June 30, 1994, the Corporation had no foreign outstandings to any individual country which exceeded 0.75 percent of total assets. However, foreign cross-border outstandings at June 30, 1994, were $9.9 million (excluding $98.9 million par value of obligations collateralized by U. S. Treasury securities) for all countries that the Corporation considers to be experiencing severe economic and liquidity problems. Of such outstandings, none were nonperforming. No special reserve was required to be established under the International Lending Supervision Act of 1983.

Page 24
                         PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ----------------------------------------------------
          (a) The Corporation's annual meeting of stockholders was held on May 16, 1994.

          (b) All nominees for director as listed in the Corporation's proxy statement dated April 8, 1994, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

           (c) A brief description and the results of the matters voted upon at the meeting follow.

               1)  Election of the following directors:

                                                                    Withheld
                           Nominees             For       Against   Authority
                      ------------------    -----------   -------   ---------
                      Siegfried Buschmann   135,041,990         -   1,229,335
                      Bernard B. Butcher    135,208,716         -   1,062,609
                      John W. Day           135,218,280         -   1,053,044
                      Alfred R. Glancy III  135,156,564         -   1,114,760
                      Dennis J. Gormley     135,037,225         -   1,234,099
                      Verne G. Istock       135,242,973         -   1,028,352
                      Robert C. Stempel     133,667,132         -   2,604,192

               2) Approval of the performance-based, annual incentive criteria under the NBD Executive Incentive Plan to preserve NBD's tax deduction for plan awards.

                       For:       125,320,860
                       Against:     6,920,499
                       Abstain:     4,029,804

               3) Approval of the performance-based, long-term incentive criteria under the NBD Performance Incentive Plan to preserve NBD's tax deduction for plan awards.

                       For:       111,984,444
                       Against:    20,034,204
                       Abstain:     4,252,516

               4)  Approval of an amendment to the NBD Performance Incentive
                    Plan to add an individual limit to stock option grants to preserve NBD's tax deduction for plan awards.

                       For:        118,167,736
                       Against:     16,104,292
                       Abstain:      1,999,135

               5)  Ratification of the selection of Deloitte & Touche as the
                    Corporation's independent auditors.

                       For:        134,476,407
                       Against:      1,080,082
                       Abstain:        714,674

Page 25
                    PART II - OTHER INFORMATION (cont'd.)




Item 6.   Exhibits and Reports on Form 8-K
- ------    ---------------------------------
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








                                       NBD BANCORP, INC.
                                       -----------------
                                       (Registrant)




                                       By: /s/ Louis Betanzos
                                          -----------------------------
                                          Louis Betanzos
                                          Executive Vice President and
                                             Chief Financial Officer




                                       By: /s/ Gerald K. Hanson
                                           ----------------------------
                                          Gerald K. Hanson
                                          Senior Vice President and
                                             Comptroller

 August 11, 1994