Form 10-Q
period 1994-09-30
NBD BANCORP INC /DE/
filed 1994-11-14
CIK 70040

Cover

- ---------------------------------------------------------------------------
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549


(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1994

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                         Outstanding at October 31, 1994
   -----------------------------             -------------------------------
   Common Stock, $1.00 Par Value                       155,924,683

- -----------------------------------------------------------------------------

                                                  Part 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements
- -------     --------------------

NBD Bancorp, Inc. Consolidated Balance Sheet
(in thousands except share data)


Assets
                                                               September 30   December 31    September 30
                                                                   1994           1993           1993
                                                               ------------   ------------   ------------
Cash and Due From Banks......................................  $ 2,344,939    $ 2,405,694    $ 2,056,432

Interest-Bearing Deposits....................................      642,969        722,109        668,534

Federal Funds Sold and Resale Agreements.....................      163,295        282,481        383,865

Other Money Market Investments...............................            -              -         45,771

Trading Account Securities...................................      187,474        109,637        211,683

Investment Securities (Note B):
   Available-for-Sale (At Fair Value)........................    4,791,169      3,784,384              -
   Held-to-Maturity (Fair Value of $7,757,535,
      $7,017,903 and $10,876,664, respectively)..............    7,832,855      6,607,409     10,375,874
                                                               ------------   ------------   ------------
                                                                12,624,024     10,391,793     10,375,874
                                                               ------------   ------------   ------------

Loans and Leases (Net of Unearned Income of $150,832,
   $140,412 and $133,601, respectively):
   Commercial................................................   14,898,990     13,794,714     13,708,446
   Real Estate Construction..................................      785,543        789,248        754,072
   Residential Mortgage......................................    3,187,130      2,560,539      2,430,268
   Mortgages Held For Sale...................................       41,008        255,902        313,307
   Consumer..................................................    7,421,699      6,758,171      6,668,797
   Lease Financing...........................................      335,860        284,805        268,983
   Foreign...................................................    1,215,322      1,107,413      1,111,537
                                                               ------------   ------------   ------------
                                                                27,885,552     25,550,792     25,255,410

   Allowance For Possible Credit Losses (Note C).............     (423,700)      (423,030)      (422,964)
                                                               ------------   ------------   ------------
                                                                27,461,852     25,127,762     24,832,446
                                                               ------------   ------------   ------------

Net Premises and Equipment...................................      636,755        634,541        626,322

Customers' Liability on Acceptances..........................      186,370        172,171        149,921

Other Assets.................................................    1,318,624        929,717      1,032,265
                                                               ------------   ------------   ------------
            Total Assets.....................................  $45,566,302    $40,775,905    $40,383,113
                                                               ============   ============   ============



Liabilities and Shareholders' Equity
                                                              September 30   December 31    September 30
                                                                  1994           1993           1993
                                                              ------------   ------------   ------------

Deposits:
   Demand (Non-Interest Bearing)............................  $ 6,349,603    $ 6,667,958    $ 6,170,527
   Savings..................................................    7,745,473      8,051,337      7,429,681
   Money Market Accounts....................................    5,110,887      5,561,573      5,771,605
   Time.....................................................    7,603,690      7,474,234      7,910,879
   Foreign Office...........................................    3,693,457      2,066,005      2,072,373
                                                              ------------   ------------   ------------
                                                               30,503,110     29,821,107     29,355,065

Short-Term Borrowings.......................................    8,483,258      5,354,839      5,613,055
Liability on Acceptances....................................      186,370        172,171        149,921
Accrued Expenses and Sundry Liabilities.....................      757,595        744,242        699,001
Long-Term Debt..............................................    2,381,382      1,434,947      1,386,465
                                                              ------------   ------------   ------------
      Total Liabilities.....................................   42,311,715     37,527,306     37,203,507
                                                              ------------   ------------   ------------

Shareholders' Equity:

 Series A Preferred Stock - Par Value $1, Stated Value $50..            -              -              -
                    September 30  December 31   September 30
    No. of Shares       1994          1993          1993
    --------------  ------------  ------------  ------------
    Authorized....      460,000       460,000       460,000
    Issued........            -             -             -

  Preferred Stock - No Par Value.............................            -              -              -
                    September 30  December 31   September 30
    No. of Shares       1994          1993          1993
    --------------  ------------  ------------  ------------
    Authorized....   10,000,000    10,000,000    10,000,000
    Issued........            -             -             -

  Common Stock - Par Value $1................................     160,877        160,715        160,626
                    September 30  December 31   September 30
    No. of Shares       1994          1993          1993
    --------------  ------------  ------------  ------------
    Authorized....  500,000,000   500,000,000   500,000,000
    Issued........  160,876,819   160,715,173   160,626,007

 Capital Surplus............................................      547,710        541,232        541,204
 Retained Earnings..........................................    2,813,263      2,565,627      2,490,077
 Unrealized Loss on Available-for-Sale Securities...........     (111,675)        (7,012)             -
 Accumulated Translation Adjustment.........................        7,663          4,384          6,077
 Deferred Compensation......................................      (21,859)       (16,347)       (18,378)
 Less Treasury Stock (4,546,230 shares).....................     (141,392)             -              -
                                                              ------------   ------------   ------------
      Total Shareholders' Equity............................    3,254,587      3,248,599      3,179,606
                                                              ------------   ------------   ------------


            Total Liabilities and Shareholders' Equity......  $45,566,302    $40,775,905    $40,383,113
                                                              ============   ============   ============



NBD Bancorp, Inc. Consolidated Statement of Income
(in thousands except per share data)

                                                                        Quarter Ended              Nine Months Ended
                                                                        September 30                  September 30
                                                                     ---------------------     ---------------------------
                                                                        1994        1993           1994           1993
                                                                     ---------   ---------     ------------   ------------
Interest Income:
  Loans and Leases (including fees)...............................   $542,238    $490,070      $ 1,511,258    $ 1,450,541
  Investment Securities:
    Taxable.......................................................    182,319     130,194          481,793        415,969
    Non-Taxable...................................................     24,557      26,354           74,386         81,157
  Trading Account Securities......................................      1,878       1,530            4,257          4,157
  Federal Funds Sold and Resale Agreements........................      2,849       1,653            5,712          3,445
  Other Money Market Investments..................................          -         375                -          1,794
  Interest-Bearing Deposits.......................................      9,236       8,124           24,228         26,969
                                                                     ---------   ---------     ------------   ------------
    Total Interest Income.........................................    763,077     658,300        2,101,634      1,984,032
                                                                     ---------   ---------     ------------   ------------

Interest Expense:
  Deposits........................................................    227,662     201,272          618,491        631,771
  Short-Term Borrowings...........................................     84,526      40,541          192,201        118,915
  Long-Term Debt..................................................     36,098      21,296           88,503         57,921
                                                                     ---------   ---------     ------------   ------------
    Total Interest Expense........................................    348,286     263,109          899,195        808,607
                                                                     ---------   ---------     ------------   ------------

Net Interest Income...............................................    414,791     395,191        1,202,439      1,175,425
  Provision For Possible Credit Losses............................      7,907      24,853           31,946         99,833
                                                                     ---------   ---------     ------------   ------------

Net Interest Income After Provision
  For Possible Credit Losses......................................    406,884     370,338        1,170,493      1,075,592
                                                                     ---------   ---------     ------------   ------------

Non-Interest Income:
  Trust Fees......................................................     39,400      36,860          117,313        109,648
  Service Charges on Deposit Accounts.............................     40,752      41,373          120,521        125,213
  Securities Gains................................................        740          55            1,045          2,858
  Other...........................................................     55,705      62,830          170,416        191,562
                                                                     ---------   ---------     ------------   ------------
    Total Non-Interest Income.....................................    136,597     141,118          409,295        429,281
                                                                     ---------   ---------     ------------   ------------

Non-Interest Expenses:
  Compensation:
    Salaries......................................................    137,292     137,764          405,607        398,933
    Benefits......................................................     44,436      44,178          131,631        125,885
                                                                     ---------   ---------     ------------   ------------
       Total Compensation.........................................    181,728     181,942          537,238        524,818
  Net Occupancy...................................................     29,242      28,837           89,291         87,792
  Equipment Rentals, Depreciation and Maintenance.................     21,842      20,309           67,393         62,422
  FDIC and Other Regulatory Assessments...........................     16,631      16,868           50,047         51,839
  Amortization of Intangibles.....................................      6,415       9,291           19,516         26,414
  Other...........................................................     66,634      72,418          213,635        223,540
                                                                     ---------   ---------     ------------   ------------
       Total Non-Interest Expenses................................    322,492     329,665          977,120        976,825
                                                                     ---------   ---------     ------------   ------------

Income before Income Taxes........................................    220,989     181,791          602,668        528,048
  Income Tax Expense(Benefit) (Including tax effect of $260,
    $44, $374 and $1,043, respectively, on securities sales)......     73,335      56,639          196,914        165,167
                                                                     ---------   ---------     ------------   ------------

Income before Extraordinary Item and Cumulative
  Effect of Accounting Change.....................................    147,654     125,152          405,754        362,881
  Extraordinary Item (net of income tax effect) (Note E)..........          -           -           (7,730)             -
  Cumulative Effect of Accounting Change (net of
    income tax effect) (Note A)...................................          -           -           (7,885)         3,950
                                                                     ---------   ---------     ------------   ------------
Net Income........................................................   $147,654    $125,152      $   390,139    $   366,831
                                                                     =========   =========     ============   ============

Net Income Per Share (on average shares outstanding):
  Income before Extraordinary Item and Cumulative
    Effect of Accounting Change...................................   $   0.93    $   0.77      $      2.54    $      2.24
  Extraordinary Item (net of income tax effect)...................          -           -            (0.05)             -
  Cumulative Effect of Accounting Change (net of
    income tax effect)............................................          -           -            (0.05)          0.03
                                                                     ---------   ---------     ------------   ------------
Net Income Per Share..............................................   $   0.93    $   0.77      $      2.44    $      2.27
                                                                     =========   =========     ============   ============


NBD Bancorp, Inc. Consolidated Statement of Shareholders' Equity
(in thousands except share data)

                                                                    Quarter Ended              Nine Months Ended
                                                                    September 30                 September 30
                                                             --------------------------    --------------------------
                                                                 1994          1993            1994          1993
                                                             ------------  ------------    ------------  ------------
Preferred Stock:
  Balance, Beginning and End of Period.....................  $         -   $         -     $         -   $         -
                                                             ------------  ------------    ------------  ------------
Common Stock:
  Balance, Beginning of Period.............................      160,877       160,570         160,715       160,386
    Conversion of Subordinated Debentures and
      Other (161,646 shares in 1994).......................            -            56             162           240
                                                             ------------  ------------    ------------  ------------
  Balance, End of Period...................................      160,877       160,626         160,877       160,626
                                                             ------------  ------------    ------------  ------------
Capital Surplus:
  Balance, Beginning of Period.............................      546,829       540,024         541,232       536,900
    Conversion of Subordinated Debentures and Other........          881         1,180           6,478         4,304
                                                             ------------  ------------    ------------  ------------
  Balance, End of Period...................................      547,710       541,204         547,710       541,204
                                                             ------------  ------------    ------------  ------------
Retained Earnings:
  Balance, Beginning of Period.............................    2,712,268     2,408,300       2,565,627     2,253,332
    Net Income.............................................      147,654       125,152         390,139       366,831
    Cash Dividends Declared on Common Stock
      ($.30, $.27, $.90 and $.81 per share, respectively)..      (46,659)      (43,375)       (142,503)     (130,086)
                                                             ------------  ------------    ------------  ------------
  Balance, End of Period...................................    2,813,263     2,490,077       2,813,263     2,490,077
                                                             ------------  ------------    ------------  ------------

Unrealized Loss on Available-for-Sale Securities:
  Balance, Beginning of Period.............................      (89,936)            -          (7,012)            -
    Net Unrealized Loss....................................      (21,739)            -        (104,663)            -
                                                             ------------  ------------    ------------  ------------
  Balance, End of Period...................................     (111,675)            -        (111,675)            -
                                                             ------------  ------------    ------------  ------------
Accumulated Translation Adjustment:
  Balance, Beginning of Period.............................        7,118         4,826           4,384         5,610
    Aggregate Translation Gain.............................          545         1,251           3,279           467
                                                             ------------  ------------    ------------  ------------
  Balance, End of Period...................................        7,663         6,077           7,663         6,077
                                                             ------------  ------------    ------------  ------------
Deferred Compensation:
  Balance, Beginning of Period.............................      (23,897)      (19,865)        (16,347)      (15,335)
    Awards Granted.........................................            -          (101)        (14,322)       (9,845)
    Amortization of Deferred Compensation..................        2,899         2,484           8,386         7,705
    Other..................................................         (861)         (896)            424          (903)
                                                             ------------  ------------    ------------  ------------
  Balance, End of Period...................................      (21,859)      (18,378)        (21,859)      (18,378)
                                                             ------------  ------------    ------------  ------------
Treasury Stock:
  Balance, Beginning of Period.............................      (63,116)         (396)              -             -
    Purchase of Common Stock (4,971,358 shares in 1994)....      (78,893)         (558)       (153,814)      (10,677)
    Conversion of Subordinated Debentures
      and Other (425,128 shares in 1994)...................          617           954          12,422        10,677
                                                             ------------  ------------    ------------  ------------
  Balance, End of Period...................................     (141,392)            -        (141,392)            -
                                                             ------------  ------------    ------------  ------------

Total Shareholders' Equity, End of Period..................  $ 3,254,587   $ 3,179,606     $ 3,254,587   $ 3,179,606
                                                             ============  ============    ============  ============



Page 5



NBD Bancorp, Inc. Consolidated Statement of Cash Flows
(in thousands)

                                                                                        Nine Months Ended
                                                                                           September 30
                                                                                   ---------------------------
                                                                                       1994           1993
                                                                                   ------------   ------------
Cash Flows from Operating Activities:
  Net Income....................................................................   $   390,139    $   366,831
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operations:
     Depreciation and Amortization..............................................        76,474         78,204
     Provision for Possible Credit Losses.......................................        31,946         99,833
     Securities Gains...........................................................        (1,045)        (2,858)
     Increase in Interest Receivable............................................       (37,807)       (81,948)
     Increase in Income Taxes Payable...........................................        18,801          2,477
     Decrease in Accrued Expenses...............................................      (123,244)      (114,089)
     Increase in Trading Account Investments....................................       (77,043)       (42,528)
     Decrease (Increase) in Mortgages Held for Sale.............................       214,894        (23,621)
     Other, net.................................................................       (10,261)       (31,974)
                                                                                   ------------   ------------
         Net Cash Provided by Operating Activities..............................       482,854        250,327
                                                                                   ------------   ------------

Cash Flows from Investing Activities:
  Decrease in Interest-Bearing Deposits.........................................        87,826         15,402
  Decrease  (Increase) in Federal Funds Sold and Resale Agreements..............       119,186       (260,409)
  Increase in Money Market Investments..........................................             -         (1,274)
  Purchase of Investment Securities Available-for-Sale..........................    (3,768,241)             -
  Proceeds from Maturity or Call of Investment Securities Available-for-Sale....     1,576,672              -
  Proceeds from Sale of Investment Securities Available-for-Sale................       978,305              -
  Purchase of Investment Securities Held-to-Maturity............................    (2,763,717)    (3,040,545)
  Proceeds from Maturity or Call of Investment Securities Held-to-Maturity......     1,502,523      3,529,318
  Proceeds from Sale of Investment Securities Held-to-Maturity..................             -         45,531
  Increase in Loans and Leases..................................................    (2,468,850)      (108,542)
  Purchase of Loan Portfolios...................................................             -        (19,617)
  Proceeds from Sale of Loan Portfolios.........................................             -         70,107
  Purchase of Premises and Equipment and Other Assets...........................      (273,717)      (115,755)
  Proceeds from Sale of Premises and Equipment and Other Assets.................        51,019         43,758
  Net Cash Paid in Purchase of Subsidiary.......................................        (5,720)             -
                                                                                   ------------   ------------
         Net Cash (Used) Provided by Investing Activities.......................    (4,964,714)       157,974
                                                                                   ------------   ------------

Cash Flows from Financing Activities:
  Increase (Decrease) in Deposits...............................................       635,152     (1,670,187)
  Increase in Short-Term Borrowings.............................................     3,127,198        495,445
  Proceeds from the Issuance of Debt............................................     1,250,000        450,035
  Principal Payments on Long-Term Debt..........................................      (299,921)       (37,876)
  Proceeds from Stock Option Exercises..........................................         1,285          2,272
  Payments to Acquire Treasury Stock............................................      (153,814)       (10,677)
  Dividends Paid................................................................      (138,996)      (130,026)
                                                                                   ------------   ------------
         Net Cash Provided (Used) by Financing Activities.......................     4,420,904       (901,014)
                                                                                   ------------   ------------

Effect of Exchange Rate Changes on Cash and Due From Banks......................           201           (126)
                                                                                   ------------   ------------

Net Decrease in Cash and Due From Banks.........................................       (60,755)      (492,839)
Cash and Due From Banks - Beginning of Period...................................     2,405,694      2,549,271
                                                                                   ------------   ------------

Cash and Due From Banks - End of Period.........................................   $ 2,344,939    $ 2,056,432
                                                                                   ============   ============

Other Cash Flow Disclosures:
Interest Paid...................................................................   $   994,071    $   941,153
State and Federal Taxes Paid....................................................       169,514        158,740


                         Notes to Consolidated Financial Statements
                         ------------------------------------------


Note A - Accounting Policies
- ----------------------------
Accounting policies of NBD Bancorp, Inc. and its subsidiaries (the Corporation) are described below.

   Basis of Presentation:

   The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 1994 and 1993, are prepared in conformity with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1993.

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

   Consumer loans are not placed on a non-accrual status because they are generally charged off when 120 days to 150 days past due. Accrued but unpaid interest is reversed against current period interest income when the loan is charged off.

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

             Notes to Consolidated Financial Statements (cont'd.)


   Income Per Share:

   Per share amounts are based on the weighted average number of shares outstanding throughout the period.





                                                   Quarter Ended                 Nine Months Ended
                                                    September 30                    September 30
                                            ---------------------------     ---------------------------
                                                1994           1993            1994             1993
                                            -----------     -----------     -----------     -----------
   Average Shares Outstanding..........     157,667,003     161,278,016     159,683,663     161,280,521



Note B - Investment Securities
- ------------------------------

Following are the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at September 30, 1994:




                                                  Investment Securities Available-for-Sale
                                         --------------------------------------------------------
                                                            Gross          Gross
                                           Amortized     Unrealized     Unrealized       Fair
                                             Cost           Gains         Losses         Value
                                         ------------   ------------   ------------   ------------
                                                             (in thousands)
U.S. Treasury..........................  $   586,372    $        79    $     2,342    $   584,109
U.S. Government Agencies:
  Mortgage-backed Securities...........    2,693,962            393        108,917      2,585,438
  Collateralized Mortgage Obligations..    1,264,030          1,470         33,855      1,231,645
  Other................................        1,705             40              -          1,745
States and Political Subdivisions......       68,692              9             30         68,671
Collateralized Mortgage Obligations(a).      124,608             68            991        123,685
Other..................................      226,978            409         31,511        195,876
                                         ------------   ------------   ------------   ------------

    Total..............................  $ 4,966,347    $     2,468    $   177,646    $ 4,791,169
                                         ============   ============   ============   ============




                                                  Investment Securities Held-to-Maturity
                                         ---------------------------------------------------------
                                                            Gross          Gross
                                           Amortized     Unrealized     Unrealized        Fair
                                             Cost           Gains         Losses          Value
                                         ------------   ------------   ------------   ------------
                                                               (in thousands)
U.S. Treasury..........................  $   521,501    $     1,346    $     6,159    $   516,688
U.S. Government Agencies:
  Mortgage-backed Securities...........    5,872,170         82,260        211,447      5,742,983
  Other................................        8,511              6            100          8,417
States and Political Subdivisions......    1,430,173         71,707         12,941      1,488,939
Other..................................          500              8              -            508
                                         ------------   -----------    ------------   ------------

    Total..............................  $ 7,832,855    $   155,327    $   230,647    $ 7,757,535
                                         ============   ===========    ============   ============

(a) All of the Collateralized Mortgage Obligations of private issuers have underlying collateral consisting of obligations of U.S.
Government Agencies.

             Notes to Consolidated Financial Statements (cont'd.)


Following are the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at December 31, 1993:


                                                 Investment Securities Available-for-Sale
                                         ---------------------------------------------------------
                                                            Gross          Gross
                                           Amortized     Unrealized     Unrealized        Fair
                                             Cost           Gains         Losses          Value
                                         ------------   ------------   ------------   ------------
                                                              (in thousands)
U.S. Treasury..........................  $   965,190    $     9,405    $         1    $   974,594
U.S. Government Agencies:
  Mortgage-backed Securities...........      729,612          2,639          2,509        729,742
  Collateralized Mortgage Obligations..    1,663,910          3,055          9,026      1,657,939
  Other................................        3,405             88              -          3,493
States and Political Subdivisions......        1,261            112              -          1,373
Collateralized Mortgage Obligations(a).      240,213            803            650        240,366
Other..................................      191,275            279         14,677        176,877
                                         ------------   ------------   ------------   ------------

    Total..............................  $ 3,794,866    $    16,381    $    26,863    $ 3,784,384
                                         ============   ============   ============   ============


                                                   Investment Securities Held-to-Maturity
                                         ---------------------------------------------------------
                                                            Gross          Gross
                                           Amortized     Unrealized     Unrealized        Fair
                                             Cost           Gains         Losses          Value
                                         ------------   ------------   ------------   ------------
                                                              (in thousands)
U.S. Treasury..........................  $   525,698    $    22,020    $        36    $   547,682
U.S. Government Agencies:
  Mortgage-backed Securities...........    4,563,883        252,693          2,354      4,814,222
  Other................................        9,978            153              2         10,129
States and Political Subdivisions......    1,505,270        139,527          1,585      1,643,212
Other..................................        2,580             78              -          2,658
                                         ------------   ------------   ------------   ------------

    Total..............................  $ 6,607,409    $   414,471    $     3,977    $ 7,017,903
                                         ============   ============   ============   ============

(a) All of the Collateralized Mortgage Obligations of private issuers have underlying collateral consisting of obligations of U.S.
Government Agencies.




Note C - Allowance For Possible Credit Losses

The changes in the Allowance for Possible Credit Losses are summarized below:

                                             Nine Months Ended
                                                September 30
                                           ---------------------
                                             1994        1993
                                           ---------   ---------
                                               (in thousands)

   Balance, Beginning of Period........... $423,030    $417,764
      Provision...........................   31,946      99,833

      Charge-offs.........................  (87,320)   (152,858)
      Recoveries..........................   55,586      58,092
                                           ---------   ---------
         Net Charge-offs..................  (31,734)    (94,766)

      Translation Adjustments.............      458         133
                                           ---------   ---------
   Balance, End of Period................. $423,700    $422,964
                                           =========   =========

             Notes to Consolidated Financial Statements (cont'd.)

Note D - Assets Pledged
- ------------------------

Assets, principally Investment Securities, carried at approximately $6,859,072,000 were pledged at September 30, 1994, to secure public deposits (including deposits of $56,325,000 of the Treasurer, State of Michigan), repurchase agreements and for other purposes required by law.


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

Outstanding standby letters of credit at September 30, 1994, totaled approximately $1,939,000,000.

Item 2.     Management's Discussion and Analysis of Financial Condition and
- -------     ----------------------------------------------------------------
            Results of Operations.
            ----------------------

The following discussion and analysis supplements information contained in the financial statements and related notes appearing in this report.

NBD Bancorp, Inc.
Financial Highlights
                                    Quarter Ended September 30
                                   ----------------------------
                                                          Pct.
                                     1994       1993     Change
                                   ---------  ---------  ------
                                      (in thousands,
                                  except per share data)
Operating Results:
Net Interest Income...........     $ 414,791  $ 395,191    5.0
Provision for Possible
   Credit Losses..............         7,907     24,853  (68.2)
Non-Interest Income...........       136,597    141,118   (3.2)
Non-Interest Expenses.........       322,492    329,665   (2.2)
                                   ---------  ---------
Income before Income Taxes....       220,989    181,791   21.6
Income Tax Expense............        73,335     56,639   29.5
                                   ---------  ---------
Income before Extraordinary
  Item and Accounting Change..       147,654    125,152   18.0
Extraordinary Item
  (Redemption of Debt)........             -          -
Cumulative Effect of Accounting
  Change (SFAS  Nos. 112 and 109,
  respectively)...............             -          -
                                   ---------  ---------
Net Income....................     $ 147,654  $ 125,152   18.0
                                   =========  =========

Per Share:
  Income before Extraordinary
    Item and Accounting Change     $    0.93  $    0.77   20.8
  Net Income..................          0.93       0.77   20.8

Net Interest Margin......(pct.)         4.16       4.55

Stock Data (per share):
Cash Dividends Declared.......     $    0.30  $    0.27   11.1
Book Value (period end).......         20.82      19.80    5.2
Market Value:
   Period End.................        28 5/8     34 1/4
   High.......................        33         34 3/8
   Low........................        28 3/8     31 3/8
Average Shares Outstanding....       157,667    161,278

Financial and Capital Ratios:
Return on Average Shareholders'
  Equity:
    Before Extraordinary Item and
      Accounting Change..(pct.)        17.97      15.98
    After Extraordinary Item and
      Accounting Change..(pct.)        17.97      15.98

Return on Average Assets:
    Before Extraordinary Item and
      Accounting Change..(pct.)         1.31       1.26
    After Extraordinary Item and
      Accounting Change..(pct.)         1.31       1.26

Capital Ratios (period end):
   Tier 1 Capital Ratio..(pct.)         8.63       9.08
   Total Capital Ratio...(pct.)        12.18      13.64
   Tier 1 Leverage Ratio (pct.)         6.82       7.21




                                  Nine Months Ended September 30
                                  ------------------------------
                                                          Pct.
                                    1994        1993     Change
                                  ---------- ----------  -------
                                      (in thousands,
                                  except per share data)
Operating Results:
Net Interest Income...........    $1,202,439 $1,175,425    2.3
Provision for Possible
   Credit Losses..............        31,946     99,833  (68.0)
Non-Interest Income...........       409,295    429,281   (4.7)
Non-Interest Expenses.........       977,120    976,825    0.0
                                  ---------- ----------
Income before Income Taxes....       602,668    528,048   14.1
Income Tax Expense............       196,914    165,167   19.2
                                  ---------- ----------
Income before Extraordinary
  Item and Accounting Change..       405,754    362,881   11.8
Extraordinary Item
  (Redemption of Debt)........        (7,730)         -
Cumulative Effect of
  Accounting Change (SFAS
  Nos. 112 and 109,
  respectively)...............        (7,885)     3,950
                                  ---------- ----------
Net Income....................    $  390,139 $  366,831    6.4
                                  ========== ==========
Per Share:
  Income before Extraordinary
    Item and Accounting Change    $     2.54 $     2.24   13.4
  Net Income..................          2.44       2.27    7.5

Net Interest Margin......(pct.)         4.25       4.52

Stock Data (per share):
Cash Dividends Declared.......    $     0.90  $    0.81   11.1
Book Value (period end).......         20.82      19.80    5.2
Market Value:
   Period End.................        28 5/8     34 1/4
   High.......................        33         36 3/8
   Low........................        27 1/4     29 5/8
Average Shares Outstanding....       159,684    161,281

Financial and Capital Ratios:
Return on Average Shareholders'
  Equity:
    Before Extraordinary Item and
      Accounting Change..(pct.)        16.32      15.77
    After Extraordinary Item and
      Accounting Change..(pct.)        15.75      15.92

Return on Average Assets:
    Before Extraordinary Item and
      Accounting Change..(pct.)         1.25       1.21
    After Extraordinary Item and
      Accounting Change..(pct.)         1.20       1.23

Capital Ratios (period end):
   Tier 1 Capital Ratio..(pct.)         8.63       9.08
   Total Capital Ratio...(pct.)        12.18      13.64
   Tier 1 Leverage Ratio.(pct.)         6.82       7.21


Balance Sheet Data:
                                  September 30   June 30    September 30
                                      1994        1994          1993
                                  ------------ ------------ ------------
                                              (in thousands)
Total Assets..................    $45,566,302  $45,232,112  $40,383,113
Total Earning Assets..........     41,503,314   41,332,654   36,941,137
Total Loans and Leases........     27,885,552   26,849,896   25,255,410
Total Goodwill................        249,949      254,848      268,871
Total Deposits................     30,503,110   30,943,386   29,355,065
Total Common Shareholders'
  Equity......................      3,254,587    3,250,143    3,179,606


Credit Quality:
                                  September 30    June 30   September 30
                                      1994          1994        1993
                                  ------------ ------------ ------------
                                              (in thousands)
Allowance for Possible
   Credit Losses..............    $   423,700  $   423,624  $   422,964

Nonperforming Loans...........        177,547      225,577      307,071
Other Real Estate Owned.......         27,962       26,263       53,572
Total Nonperforming Assets....        205,509      251,840      360,643

Net Loan Charge-offs
   (quarter-ended)............          7,861        8,503       23,241

Ratios:
   Nonperforming Loans
     to Total Loans......(pct.)          0.64         0.84         1.22
   Allowance to Total
     Loans...............(pct.)          1.52         1.58         1.67
   Allowance to Nonperforming
     Loans...............(pct.)        238.64       187.80       137.74
   Net Loan Charge-offs
     (annualized)........(pct.)          0.12         0.13         0.37

SUMMARY OF OPERATIONS
- ---------------------

Net Income for the third quarter of 1994 amounted to a record $147,654,000, or $.93 per share. This was 18 percent higher than the $125,152,000, or $.77 per share, earned in the third quarter of 1993 and 9 percent higher than the $135,224,000, or $.84 per share, earned in the second quarter of 1994.

For the first nine months of 1994, Net Income amounted to $390,139,000, or $2.44 per share. Income before the effects of an extraordinary item and an accounting change was $405,754,000, or $2.54 per share. Net Income for the first nine months of 1993 was $366,831,000, or $2.27 per share, and income before the effect of an accounting change was $362,881,000, or $2.24 per share.

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






Table 1
Summary of Operations
(in thousands except per share data)
                                                               Quarter Ended                                  Year-to-Date
                                         ----------------------------------------------------------    ------------  ------------
                                         September      June        March     December   September
                                            1994        1994        1994        1993        1993           1994          1993
                                         ----------  ----------  ----------  ----------  ----------    ------------  ------------
Interest Income - Including Taxable
 Equivalent Adjustment.................  $ 778,523   $ 719,742   $ 651,998   $ 655,717   $ 676,236     $ 2,150,263   $ 2,039,466
Interest Expense.......................   (348,286)   (296,990)   (253,919)   (256,106)   (263,109)       (899,195)     (808,607)
                                         ----------  ----------  ----------  ----------  ----------    ------------  ------------

Net Interest Income - Taxable Equivalent   430,237     422,752     398,079     399,611     413,127       1,251,068     1,230,859
Taxable Equivalent Adjustment..........    (15,446)    (16,364)    (16,819)    (16,929)    (17,936)        (48,629)      (55,434)
                                         ----------  ----------  ----------  ----------  ----------    ------------  ------------

Net Interest Income....................    414,791     406,388     381,260     382,682     395,191       1,202,439     1,175,425
Provision For Possible Credit Losses...     (7,907)     (8,579)    (15,460)    (19,841)    (24,853)        (31,946)      (99,833)
Securities Gains(Losses)...............        740         (85)        390       6,470          55           1,045         2,858
Other Non-Interest Income..............    135,857     134,033     138,360     149,632     141,063         408,250       426,423
Compensation...........................   (181,728)   (178,762)   (176,748)   (178,926)   (181,942)       (537,238)     (524,818)
Other Non-Interest Expenses............   (140,764)   (153,547)   (145,571)   (166,089)   (147,723)       (439,882)     (452,007)
                                         ----------  ----------  ----------  ----------  ----------    ------------  ------------

Income Before Taxes....................    220,989     199,448     182,231     173,928     181,791         602,668       528,048
Applicable Taxes.......................    (73,335)    (64,224)    (59,355)    (54,968)    (56,639)       (196,914)     (165,167)
                                         ----------  ----------  ----------  ----------  ----------    ------------  ------------

Income before Extraordinary Item and
 Cumulative Effect of Accounting Change    147,654     135,224     122,876     118,960     125,152         405,754       362,881
 Extraordinary Item....................          -           -      (7,730)          -           -          (7,730)            -
 Cumulative Effect of Accounting Change          -           -      (7,885)          -           -          (7,885)        3,950
                                         ----------  ----------  ----------  ----------  ----------    ------------  ------------

Net Income.............................  $ 147,654   $ 135,224   $ 107,261   $ 118,960   $ 125,152     $   390,139   $   366,831
                                         ==========  ==========  ==========  ==========  ==========    ============  ============

Income Per Share:
 Income before Extraordinary Item and
   Accounting Change...................  $    0.93   $    0.84   $    0.77   $    0.74   $    0.77     $      2.54   $      2.24
 Net Income............................  $    0.93   $    0.84   $    0.67   $    0.74   $    0.77     $      2.44   $      2.27

Average Shares Outstanding.............    157,667     160,322     161,099     161,173     161,278         159,684       161,281

Average Earning Assets (in millions)...  $  41,242   $  39,540   $  37,127   $  36,398   $  36,209     $    39,318   $    36,366

Net Interest Margin....................       4.16%       4.28%      4.31%       4.38%       4.55%           4.25%         4.52%



Net Interest Income

Taxable equivalent net interest income in the third quarter of 1994 was $430.2 million, an increase of $17.1 million, or 4.1 percent, compared with the third quarter of last year. The increase was attributable to an increase of $5.0 billion, or 13.9 percent, in average earning assets, partially offset by lower interest margin, which decreased 39 basis points from 4.55 percent in the third quarter of 1993 to 4.16 percent in the third quarter of 1994.

For the first nine months of 1994, tax equivalent net interest income grew $20.2 million, or 1.6 percent over the first three quarters of 1993. The increase was attributable to a $3.0 billion, or 8.1 percent, increase in average earning assets, partially offset by a 27 basis point decrease in the interest margin.

Further detail on average balances, yields and rates is shown in Table 7.


Provision for Possible Credit Losses

The Provision for Possible Credit Losses in the third quarter of 1994 amounted to $7.9 million, down from the $24.9 million in the same period one year ago, reflecting continuing improvement in loan credit quality.

On a year-to-date basis, the provision was $31.9 million in 1994 and $99.8 million in 1993. A comprehensive analysis of the related Allowance for Possible Credit Losses, charge-offs, nonperforming assets and ratios is presented in Table 5.


Securities Transactions

Over the last five quarters securities gains or losses were insignificant. Essentially all of the securities gains in the fourth quarter of 1993 were attributable to the sale of an equity holding in a nonbank financial services company.


Other Non-Interest Income

Other Non-Interest Income amounted to $135.9 million in the third quarter of 1994 versus $141.1 million in the comparable period of 1993, a decrease of $5.2 million, or 3.7 percent. For the first nine months of 1994 and 1993, Other Non-Interest Income totaled $408.3 million and $426.4 million, respectively, a decrease of $18.2 million, or 4.3 percent.

Table 2 and its related discussion provide additional details of the composition of Other Non-Interest Income.


Compensation

In the third quarter of 1994, compensation expense was $181.7 million, a decrease of $0.2 million compared with the third quarter of 1993.

Compensation expense for the first three quarters of 1994 totaled $537.2 million, 2.4 percent over the comparable period of 1993. Salaries increased $6.7 million, or 1.7 percent, attributable to a 4.5 percent average merit increase, partially offset by a 1.6 percent decrease in average full-time equivalent employment. Benefits expense increased $5.7 million, or 4.6 percent.

Other Non-Interest Expenses

Other Non-Interest Expenses totaled $140.8 million for the third quarter of 1994 compared with $147.7 million for the same quarter one year ago, which represents a decrease of 4.7 percent. On a year-to-date basis, Other Non-Interest Expenses declined $12.1 million, or 2.7 percent. Factors influencing period-to-period changes are discussed in connection with Table 3.


Taxes on Income

Income tax expense was $73.3 million in the third quarter of 1994 versus $56.6 million in the same quarter last year. The third quarter of 1993 included the impact of a change in the federal income tax rate from 34 percent to 35 percent retroactive to January 1, 1993. The one percent rate change increased income tax expense by $4.3 million, however, this was more than offset by a $4.8 million income tax benefit related to a revaluation of the net deferred income tax receivable due to the rate change.

For the first nine months of 1994, income tax expense totaled $196.9 million, an increase of $31.7 million over the same period of last year. The Corporation's effective tax rate, when computed after adding the taxable equivalent adjustment to both pre-tax income and income tax expense, and excluding the $4.8 million tax benefit, was 38 percent for the first nine months of 1994 and 39 percent the first three quarters of 1993.

OTHER NON-INTEREST INCOME
- -------------------------

Deposit Service Charges of $40.8 million in the third quarter of 1994 and $120.5 million in the first nine months of 1994 decreased 1.5 percent and 3.7 percent, respectively, compared with the same periods of 1993. The decreases were attributable to a higher credit given for balances maintained on business accounts.

Trust fees for the third quarter of 1994 and the first three quarters of 1994 increased 6.9 percent and 7.0 percent, respectively, over the comparable periods one year ago.

The decrease in Profit on Mortgage Sales in 1994 was attributable to changes in interest rates, lower mortgage refinancing volumes and the retention of more mortgages in the portfolio.

Significant items in Other Income for the first nine months of 1994 include an increase in the profit on the sale of property of $4.1 million in 1994 versus 1993, and $5.8 million attributable to the return on the Corporation's investment in corporate owned life insurance. The 1993 amount included a gain of $9.6 million on the sale of credit card receivables.





Table 2
Other Non-Interest Income
(in thousands)

                                                          Quarter Ended                                 Year-to-Date
                                   ----------------------------------------------------------    ----------------------
                                      Sept.       June        March       Dec.        Sept.
                                      1994        1994        1994        1993        1993          1994        1993
                                   ----------  ----------  ----------  ----------  ----------    ----------  ----------

Deposit Service Charges..........  $  40,752   $  38,790   $  40,979   $  40,203   $  41,373     $ 120,521   $ 125,213
Trust Income.....................     39,400      39,803      38,110      39,904      36,860       117,313     109,648
Charge Card Merchant
   Processing Fees...............      9,400       8,715       7,689       9,167      10,118        25,804      21,769
Data Processing Fees.............      8,416       7,830       7,214       7,372       8,017        23,460      21,491
Letter of Credit Fees............      5,583       5,586       4,692       5,649       5,610        15,861      14,909
Other Domestic and
   International Fees............      4,715       4,643       5,469       5,476       5,293        14,827      16,558
Mortgage Loan Servicing..........      4,451       4,581       4,544       5,156       4,079        13,576      14,241
Insurance Premiums
   and Commissions...............      3,552       3,886       4,341       4,600       3,697        11,779      12,326
Retail Banking Fees..............      3,583       3,380       3,299       3,082       3,688        10,262      10,307
Foreign Exchange
   and Translation...............      3,219       3,138       2,965       2,927       3,177         9,322       9,641
Rental Income....................      2,574       2,630       2,656       2,572       2,655         7,860       7,605
Mutual Fund and Annuity
   Product Fees..................      1,742       1,506       1,742       2,311       2,354         4,990       6,557
OREO Gains.......................      1,172       1,892       1,823       8,037       1,784         4,887       5,815
Securities Trading and
   Underwriting..................      1,278       1,434       1,486       1,476       1,807         4,198       6,195
Profit(Loss) on Mortgage Sales...        112        (193)      3,863       9,306       9,262         3,782      21,537
Charge Card Fees.................        652         976         688       1,496         989         2,316       3,618
Other............................      5,256       5,436       6,800         898         300        17,492      18,993
                                   ----------  ----------  ----------  ----------  ----------    ----------  ----------

   Total Other Non-Interest
      Income.....................  $ 135,857   $ 134,033   $ 138,360   $ 149,632   $ 141,063     $ 408,250   $ 426,423
                                   ==========  ==========  ==========  ==========  ==========    ==========  ==========


OTHER NON-INTEREST EXPENSES
- ---------------------------

Occupancy expense for the first nine months of 1994 totaled $89.3 million, which was $1.5 million, or 1.7 percent, higher than the same period last year.

Equipment expense amounted to $67.4 million in the first three quarters of 1994, an increase of $5.0 million, or 8.0 percent, compared with the first nine months of 1993.

Amortization of Intangibles decreased $6.9 million in the first nine months of 1994 compared with the same period last year. Most of the decrease was attributable to a higher level of amortization of purchased mortgage servicing rights during 1993. The remaining amount of unamortized mortgage servicing rights at September 30, 1994, was $2.6 million.

Stationery and Supplies expense in the third quarter of 1994 and the first three quarters of 1994 decreased $1.8 million and $4.5 million, respectively, compared with the corresponding periods one year ago. Most of the decrease was attributable to the Corporation's emphasis on tight expense control.

OREO Expense for year-to-date September 1994 totaled $3.4 million, a decrease of $6.2 million compared with the same period last year. The decrease resulted primarily from lower write-downs on properties in the 1994 period.





Table 3
Other Non-Interest Expenses
(in thousands)

                                                              Quarter Ended                                Year-to-Date
                                        ----------------------------------------------------------    ----------------------
                                           Sept.       June        March       Dec.        Sept.
                                           1994        1994        1994        1993        1993          1994        1993
                                        ----------  ----------  ----------  ----------  ----------    ----------  ----------

Occupancy.............................  $  29,242   $  29,968   $  30,081   $  30,271   $  28,837     $  89,291   $  87,792
Equipment.............................     21,842      23,597      21,954      21,858      20,309        67,393      62,422
FDIC & Other Regulatory
   Assessments........................     16,631      16,741      16,675      16,927      16,868        50,047      51,839
Telephone.............................      7,687       9,214       6,852       7,999       6,627        23,753      21,175
Purchased Services....................      7,255       7,577       7,138       7,559       6,824        21,970      20,069
Professional Services.................      6,449       7,567       6,433       9,034       7,580        20,449      20,818
Amortization of Intangibles...........      6,415       6,577       6,524       9,328       9,291        19,516      26,414
Operating and Other Taxes.............      5,699       6,016       6,866       6,352       5,653        18,581      17,277
Marketing.............................      5,351       5,995       3,946       7,246       4,569        15,292      14,779
Postage...............................      5,168       4,719       5,274       5,396       4,635        15,161      15,262
Stationery and Supplies...............      3,803       4,269       4,716       5,712       5,576        12,788      17,246
Travel and Entertainment..............      3,913       4,025       3,655       5,667       4,587        11,593      12,633
Public Relations......................      2,968       3,082       2,586       2,777       2,725         8,636       8,357
Loan and Credit Charges...............      1,841       2,811       2,067       2,500       1,855         6,719       6,282
Armored Carrier and Cartage...........      2,084       2,198       1,819       2,105       1,919         6,101       5,983
Federal Reserve Service Charges.......      1,913       2,060       1,958       1,845       2,124         5,931       6,566
OREO Expense..........................        950       1,440         970       2,000         468         3,360       9,582
Other Insurance.......................        938         961         913         970       1,451         2,812       3,226
Other.................................     10,615      14,730      15,144      20,543      15,825        40,489      44,285
                                        ----------  ----------  ----------  ----------  ----------    ----------  ----------

   Total Other Non-Interest Expenses..  $ 140,764   $ 153,547   $ 145,571   $ 166,089   $ 147,723     $ 439,882   $ 452,007
                                        ==========  ==========  ==========  ==========  ==========    ==========  ==========

FINANCIAL CONDITION AND CAPITAL ACCOUNTS
- ----------------------------------------

The Corporation's consolidated balance sheet is presented on pages 1 and 2.

NBD Bancorp, Inc. consolidated total assets at September 30, 1994, were $45.6 billion, an increase of $4.8 billion since year-end 1993, principally due to increases of $2.2 billion and $2.3 billion in investment securities and loans and leases, respectively.

The $2.2 billion increase in Investment Securities since year-end 1993 was primarily attributable to the acquisition of mortgage-backed U.S. Agency Securities during the first three quarters of 1994.

Total Loans and Leases increased $2.3 billion since December 31, 1993, almost one-half of which was attributable to commercial loan growth. Additionally, consumer loans rose $663.5 million, or 9.8 percent, and residential mortgages increased $626.6 million, or 24.5 percent. Mortgages Held For Sale declined $214.9 million due to lower mortgage refinancing activity and the retention of more mortgages in the portfolio.

Investment property real estate loan commitments amounted to $1,993.7 million, of which $1,590.8 million were outstanding at September 30, 1994, and $53.0 million were classified as nonperforming.

As of September 30, 1994, real estate construction loan commitments totaled $1,373.6 million, of which $785.5 million were outstanding and $16.3 million were classified as nonperforming.

Other Assets increased $388.9 million since year-end 1993. Approximately $200 million of the increase related to an investment in corporate owned life insurance.

The $4.8 billion increase in Total Liabilities since year-end 1993 was comprised of increases in Short-Term Borrowings, Long-Term Debt, and deposit liabilities of $3.1 billion, $0.9 billion, and $0.7 billion, respectively.

The increase of $682.0 million in total deposits was primarily attributable to an increase of $1.6 billion in Foreign Office Deposits, partially offset by decreases in Money Market Accounts, Demand, and Savings of $450.7 million, $318.4 million, and $305.9 million, respectively. Time Deposits increased $129.5 million since December 31, 1993.

The increase in Long-Term Debt was attributable to an increase of $1.2 billion in bank notes with maturities greater than one year since year-end 1993, partially offset by the redemption of approximately $200 million of convertible subordinated debentures noted earlier.

Shareholders' Equity totaled $3.3 billion at September 1994, an increase of $6.0 million since year-end 1993. The increase in the Unrealized Loss on Available-for-Sale Securities since December 31, 1993, is due to temporary declines in the fair value of these securities that resulted directly from the general increase in interest rates in the financial markets. As management does not intent to dispose of any of the affected securities in the foreseeable future, it is not probable that the Corporation will ultimately realize the declines in value.

ANALYSIS OF CAPITAL
- -------------------

The table that follows presents the components of Tier I Capital and Total Capital. Both Tier I and Total capital ratios exceed the regulatory minimum requirements of 4.0 percent and 8.0 percent, respectively. The Tier I Leverage Ratio, also presented below, exceeds the regulatory minimum of 3.0 percent.



Table 4
Analysis of Capital
(dollars in thousands)
                                         Sept. 30       June 30      March 31       Dec. 31      Sept. 30
                                           1994          1994          1994          1993          1993
                                       ------------  ------------  ------------  ------------  ------------
Capital Components:
 Tier 1 Capital:
  Common Shareholders' Equity........  $ 3,254,587   $ 3,250,143   $ 3,264,699   $ 3,248,599   $ 3,179,606
  Intangible Assets and Other
       Adjustments...................     (159,834)     (187,852)     (224,383)     (281,507)     (290,557)
                                       ------------  ------------  ------------  ------------  ------------

    Total Tier 1 Capital.............  $ 3,094,753   $ 3,062,291   $ 3,040,316   $ 2,967,092   $ 2,889,049
                                       ============  ============  ============  ============  ============


 Total Capital:
  Common Shareholders' Equity........  $ 3,254,587   $ 3,250,143   $ 3,264,699   $ 3,248,599   $ 3,179,606
  Qualifying Allowance for Possible
       Credit Losses.................      423,700       423,624       416,050       406,618       398,047
  Qualifying Long-Term Debt..........      852,000       852,000       854,000     1,053,985     1,053,985
  Intangible Assets and Other
       Adjustments...................     (164,006)     (191,898)     (227,709)     (284,819)     (290,691)
                                       ------------  ------------  ------------  ------------  ------------

    Total Capital....................  $ 4,366,281   $ 4,333,869   $ 4,307,040   $ 4,424,383   $ 4,340,947
                                       ============  ============  ============  ============  ============


Ratios (End of Period):
 Risk-Based Capital Ratios:
  Tier 1 Capital Ratio...............         8.63 %        8.85 %        9.14 %        9.13 %        9.08 %
  Total Capital Ratio................        12.18 %       12.53 %       12.94 %       13.61 %       13.64 %

 Tier 1 Leverage Ratio...............         6.82 %        6.80 %        7.12 %        7.33 %        7.21 %



ALLOWANCE FOR POSSIBLE CREDIT LOSSES
- ------------------------------------

An analysis of the changes in the Allowance for Possible Credit Losses and related credit quality data is presented below. The Allowance for Possible Credit Losses at September 30, 1994, of $423.7 million was equal to 1.52 percent of total loans and leases, compared with 1.66 percent at December 31, 1993, and 1.67 percent at September 30, 1993. Although the Allowance has stayed at relatively the same level over the last five quarters, the amount of nonperforming loans has declined over the same period, generating an improvement in the Allowance as a percent of nonperforming loans and leases to 238.64 percent as of September 30, 1994, compared with 157.28 percent at year-end 1993 and 137.74 percent at September 30, 1993.

The annualized net charge-off ratio for the third quarter of 1994 and first nine months of 1994 was 0.12 percent and 0.16 percent, respectively, representing a significant decrease from the 0.37 percent and 0.50 percent, respectively, in the comparable periods of 1993.

Nonperforming loans and leases totaled $177.5 million as of September 30, 1994, compared with $225.6 million at June 30, 1994, $269.0 million as of year-end 1993, and $307.1 million at the end of the third quarter of 1993.




Table 5
(dollars in thousands)

Allowance for Possible Credit Losses
                                                      Quarter Ended                       Year-to-Date
                                   -------------------------------------------------   ------------------
                                   September   June      March   December  September
                                      1994     1994       1994     1993       1993        1994     1993
                                   --------- --------- --------- --------- ---------   ---------  --------

Summary of Transactions:

Balance at Beginning of Period.....$423,624  $423,410  $423,030  $422,964  $421,505    $423,030  $417,764
Provision for Credit Losses........   7,907     8,579    15,460    19,841    24,853      31,946    99,833
Translation Adjustment.............      30       138       290       (16)     (153)        458       133
Charge-Offs........................ (25,395)  (30,881)  (31,044)  (53,243)  (47,116)    (87,320) (152,858)
Recoveries.........................  17,534    22,378    15,674    33,484    23,875      55,586    58,092
                                   --------- --------- --------- --------- ---------   --------- ---------

   Net Charge-Offs.................  (7,861)   (8,503)  (15,370)  (19,759)  (23,241)    (31,734)  (94,766)
                                   --------- --------- --------- --------- ---------   --------- ---------

Balance at End of Period...........$423,700  $423,624  $423,410  $423,030  $422,964    $423,700  $422,964
                                   ========= ========= ========= ========= =========   ========= =========
Net Loan Charge-Offs by Category:

Commercial and Foreign............. ($2,397)  ($3,709)  ($9,919) ($12,602)  ($8,077)   ($16,025) ($53,177)
Real Estate Construction...........     758      (243)      904     1,012    (7,641)      1,419   (20,366)
Residential Mortgage...............     (60)      (35)     (175)      (47)      (96)       (270)      (29)
Consumer...........................  (6,256)   (4,400)   (5,680)   (7,898)   (6,971)    (16,336)  (20,056)
Lease Financing....................      94      (116)     (500)     (224)     (456)       (522)   (1,138)
                                   --------- --------- --------- --------- ---------   --------- ---------
   Total Net Charge-Offs........... ($7,861)  ($8,503) ($15,370) ($19,759) ($23,241)   ($31,734) ($94,766)
                                   ========= ========= ========= ========= =========   ========= =========

Net Charge-Off Ratio (Annualized)      0.12%     0.13%     0.24%     0.31%     0.37%       0.16%     0.50%

Allowance for Possible Credit Losses as a Percent of:

   Total Loans and Leases..........    1.52%     1.58%     1.64%     1.66%     1.67%       1.52%     1.67%

   Nonperforming Loans and
        Leases*....................  238.64%   187.80%   170.18%   157.28%   137.74%     238.64%   137.74%


Analysis of Nonperforming Assets
                                   Sept. 30   June 30  March 31   Dec. 31  Sept. 30
                                     1994      1994      1994      1993      1993
Loans:                             --------- --------- --------- --------- ---------
   Non-Accrual.....................$177,491  $225,495  $248,690  $265,699  $306,916
   Restructured*...................      56        82       107     3,268       155
                                   --------- --------- --------- --------- ---------
     Total Loans................... 177,547   225,577   248,797   268,967   307,071
Other Real Estate Owned............  27,962    26,263    35,583    44,014    53,572
                                   --------- --------- --------- --------- ---------
     Total Nonperforming Assets....$205,509  $251,840  $284,380  $312,981  $360,643
                                   ========= ========= ========= ========= =========

Nonperforming Assets* as a Percent of:

   Total Loans and Leases..........    0.74%     0.94%     1.10%     1.22%     1.43%

   Allowance for Possible
     Credit Losses.................   48.50%    59.45%    67.16%    73.99%    85.27%

      *Excludes $88,941 of Mexican restructured debt for the first three quarters of 1993.  These obligations were reclassified to investment securities available-for-sale at year-end 1993, concurrent with the implementation of SFAS No. 115.


Loans 90 Days or More Past Due
   and Still Accruing Interest..... $45,984   $40,627   $36,950   $40,618   $40,907


ORGANIZATIONAL PERFORMANCE
- --------------------------

Table 6 presents performance data and other information organized by the three major geographical banking markets serviced by the Corporation.

In the first quarter of 1994, an agreement was reached to acquire AmeriFed Financial Corporation (AFFC), a thrift holding company with $885 million in assets located in Joliet, Illinois. The Corporation will issue approximately five million of its treasury shares, acquired for this purpose, for all of the outstanding shares of AFFC. The acquisition, which is subject to the approval of AFFC shareholders and regulatory authorities, will be accounted for as a purchase.



Table 6
Organizational Performance
(dollars in thousands)


For the Quarter Ended March 31, 1994               Michigan     Indiana    Illinois
- ------------------------------------------------  ----------  ----------  ----------

Income before Accounting Changes................  $  85,297   $  22,967   $  15,051
Net Income......................................     79,855      22,128      14,547
Average Earning Assets ($ millions).............     23,535       8,927       4,357

Return on Assets (Before Accounting Changes)....       1.32 %      0.92 %      1.28 %

Full-Time Equivalent Employees..................      8,583       5,310       1,955


For the Quarter Ended June 30, 1994
- ------------------------------------------------

Net Income......................................  $  95,056   $  24,271   $  17,390
Average Earning Assets ($ millions).............     25,986       9,113       4,459

Return on Assets................................       1.34 %      0.96 %      1.45 %

Full-Time Equivalent Employees..................      8,580       5,224       1,963


For the Quarter Ended September 30, 1994

Net Income......................................  $ 101,425   $  28,593   $  18,372
Average Earning Assets ($ millions).............     27,814       9,182       4,773

Return on Assets................................       1.34 %      1.12 %      1.43 %

Full-Time Equivalent Employees..................      8,551       5,157       1,942




Average Balances, Yields and Rates
The following table presents average asset and liability balances and related yields and rates for the latest five quarters and the year-to-date periods.


Table 7
Average Balances, Yields and Rates
(Yields are on a fully taxable equivalent basis.)
(dollars in millions)

                              Third Quarter     Second Quarter    First Quarter     Fourth Quarter    Third Quarter
                                  1994              1994              1994              1993              1993
                             ---------------   ---------------   ---------------   ---------------   ---------------
                              Average Yield/    Average Yield/    Average Yield/    Average Yield/    Average Yield/
                              Balance  Rate     Balance  Rate     Balance  Rate     Balance  Rate     Balance  Rate
                             -------- ------   -------- ------   -------- ------   -------- ------   -------- ------

Assets:
Interest-Bearing Deposits....$   682   5.37%   $   655   4.90%   $   645   4.40%   $   576   4.97%   $   673   4.79%
Federal Funds Sold and
  Resale Agreements..........    245   4.62        188   4.09        114   3.37        176   3.11        203   3.23
Money Market Investments.....      -      -          -      -          -      -         34   3.99         35   4.27
Trading Account Securities...    159   4.80        131   4.67         92   3.88        140   3.56        172   3.62
Investment Securities:
 U.S. Treasury...............  1,231   5.55      1,615   5.33      1,583   5.30      1,518   5.36      1,559   5.51
 U.S. Government Agencies....  9,938   6.56      8,706   6.47      7,565   6.44      6,802   6.60      6,472   6.90
 States and Political
   Subdivisions..............  1,459   9.44      1,476   8.78      1,492   8.21      1,503   8.43      1,519   8.64
 Other.......................    332   5.98        346   3.87        389   4.72        362   4.52        428   4.33
                             -------- ------   -------- ------  --------- ------  --------- ------   -------- ------
Total Investment Securities.. 12,960   6.77     12,143   6.52     11,029   6.45     10,185   6.62      9,978   6.84
                             -------- ------   -------- ------  --------- ------  --------- ------   -------- ------
Loans and Leases:
 Commercial.................. 14,549   7.88     14,378   7.51     13,673   6.97     13,699   6.83     13,685   7.26
 Real Estate Construction....    763   7.88        755   7.60        754   7.19        751   7.94        811   7.04
 Residential Mortgage........  3,084   7.55      2,906   7.53      2,759   7.46      2,739   7.99      2,763   8.11
 Consumer....................  7,313   8.59      6,981   8.51      6,751   8.61      6,703   8.78      6,567   9.05
 Lease Financing.............    314   9.52        291  10.14        284  10.25        273  10.49        260  11.42
 Foreign.....................  1,173   5.93      1,112   5.93      1,026   5.70      1,122   5.73      1,062   6.01
                             -------- ------   -------- ------  --------- ------  --------- ------   -------- ------
Total Loans and Leases....... 27,196   7.97     26,423   7.74     25,247   7.46     25,287   7.50     25,148   7.81
                             -------- ------   -------- ------  --------- ------  --------- ------   -------- ------
Total Earning Assets......... 41,242   7.52%    39,540   7.29%    37,127   7.08%    36,398   7.17%    36,209   7.43%
                                      ======            ======            ======            ======            ======

Cash and Due From Banks......  2,328             2,365             2,285             2,766             2,204
Other Assets.................  2,074             2,031             1,931             1,573             1,772
Less Allowance for Possible
  Credit Losses..............   (434)             (436)             (433)             (435)             (437)
                             --------          --------          --------          --------          --------
Total Assets.................$45,210           $43,500           $40,910           $40,302           $39,748
                             ========          ========          ========          ========          ========

Liabilities and Shareholders'
  Equity:
Interest-Bearing Deposits:
   Savings...................$ 7,797   2.34%   $ 7,933   2.29%   $ 7,854   2.29%   $ 7,624   2.42%   $ 7,346   2.50%
   Money Market Accounts.....  5,208   3.22      5,345   2.79      5,516   2.68      5,683   2.73      5,885   2.78
   Time......................  9,205   4.48      8,908   4.24      7,796   4.30      8,471   4.33      8,388   4.49
   Foreign Office............  2,981   4.71      2,803   4.37      2,035   3.96      1,707   4.24      1,729   4.35
                             -------- ------   -------- ------  --------- ------  --------- ------   -------- ------
Total Interest-Bearing
  Deposits................... 25,191   3.59     24,989   3.33     23,201   3.21     23,485   3.31     23,348   3.42
                             -------- ------   -------- ------  --------- ------  --------- ------   -------- ------

Short-Term Borrowings........  7,182   4.67      6,331   3.95      5,647   3.26      4,739   3.12      5,141   3.13
Long-Term Debt...............  2,375   6.08      1,821   6.02      1,615   6.20      1,402   6.47      1,320   6.45
                             -------- ------   -------- ------  --------- ------  --------- ------   -------- ------
Total Interest-Bearing
  Liabilities................ 34,748   3.98%    33,141   3.59%    30,463   3.37%    29,626   3.43%    29,809   3.50%
                                      ======            ======            ======            ======            ======
Demand Deposits..............  6,297             6,232             6,217             6,565             5,966
Other Liabilities............    877               827               909               850               841
Shareholders' Equity.........  3,288             3,300             3,321             3,261             3,132
                             --------          --------          --------          --------          --------
Total Liabilities and
  Shareholders' Equity.......$45,210           $43,500           $40,910           $40,302           $39,748
                             ========          ========          ========          ========          ========

Interest Rate Spread.........          3.54%             3.70%             3.71%             3.74%             3.93%
                                      ======            ======            ======            ======            ======

Net Interest Margin..........          4.16%             4.28%             4.31%             4.38%             4.55%
                                      ======            ======            ======            ======            ======

The FTE adjustments are computed using a combined federal and state income tax rate of 36.4% in 1994 and 1993.
The combined amounts for Investment Securities Available-for-Sale and Held-to-Maturity for 1994 are based on their respective carrying values.




                                 Year-to-Date        Year-to-Date
                              September 30, 1994  September 30, 1993
                             ------------------- -------------------
                              Average    Yield/   Average    Yield/
                              Balance     Rate    Balance     Rate
                             --------   -------- --------   --------
Assets:
Interest-Bearing Deposits....$   660     4.90%   $   684     5.27%
Federal Funds Sold and
  Resale Agreements..........    183     4.18        143     3.23
Money Market Investments.....      -        -         57     4.16
Trading Account Securities...    128     4.52        150     3.79
Investment Securities:
 U.S. Treasury...............  1,475     5.38      1,619     5.53
 U.S. Government Agencies....  8,745     6.49      6,588     7.18
 States and Political
   Subdivisions..............  1,476     8.81      1,555     8.65
 Other.......................    355     4.84        515     4.67
                             --------   ------   --------   ------
Total Investment Securities.. 12,051     6.59     10,277     7.01
                             --------   ------   --------   ------
Loans and Leases:
 Commercial.................. 14,204     7.47     13,696     7.08
 Real Estate Construction....    757     7.56        834     7.06
 Residential Mortgage........  2,918     7.52      2,799     8.34
 Consumer....................  7,017     8.57      6,422     9.28
 Lease Financing.............    296     9.95        253    11.68
 Foreign.....................  1,104     5.85      1,051     6.34
                             --------   ------   --------   ------
Total Loans and Leases....... 26,296     7.73     25,055     7.80
                             --------   ------   --------   ------
Total Earning Assets......... 39,318     7.30%    36,366     7.49%
                                        ======              ======

Cash and Due From Banks......  2,326               2,222
Other Assets.................  2,012               1,733
Less Allowance for Possible
  Credit Losses..............   (434)               (433)
                             --------            --------
Total Assets.................$43,222             $39,888
                             ========            ========

Liabilities and Shareholders'
  Equity:
Interest-Bearing Deposits:
   Savings...................$ 7,861     2.31%   $ 7,126     2.56%
   Money Market Accounts.....  5,355     2.90      5,997     2.83
   Time......................  8,642     4.35      8,917     4.60
   Foreign Office............  2,610     4.40      1,753     4.68
                             --------   ------   --------   ------
Total Interest-Bearing
  Deposits................... 24,468     3.38     23,793     3.55
                             --------   ------   --------   ------

Short-Term Borrowings........  6,392     4.02      5,080     3.13
Long-Term Debt...............  1,940     6.08      1,171     6.59
                             --------   ------   --------   ------
Total Interest-Bearing
  Liabilities................ 32,800     3.66%    30,044     3.60%
                                        ======              ======

Demand Deposits..............  6,249               5,940
Other Liabilities............    870                 832
Shareholders' Equity.........  3,303               3,072
                             --------            --------
Total Liabilities and
  Shareholders' Equity.......$43,222             $39,888
                             ========            ========

Interest Rate Spread.........            3.64%               3.89%
                                        ======              ======
Net Interest Margin..........            4.25%               4.52%
                                        ======              ======


RATE SENSITIVITY ANALYSIS
- -------------------------

To mitigate the potential impact on earnings of changes in interest rates, it is the Corporation's policy that the cumulative asset or liability gap out to one year may not exceed 10 percent of total earning assets, although individual bank subsidiaries, other than Michigan, may exceed this level from time to time with the approval of NBD Bancorp management. Positions are monitored daily by management and reviewed monthly by the Board of Directors for compliance with corporate policy.

The following table presents the Corporation's interest rate sensitivity as of September 30, 1994, and indicates a net liability sensitive position of $180 million, or 0.4 percent of total earning assets, within the one year range. Within the six months range, the Corporation was net liability sensitive $3.0 billion, or 7.3 percent of total earning assets.



                        Rate Sensitivity of Earning Assets And Interest-Bearing Liabilities
                                                  (in millions)

                                                 1       2-3       4-6       7-12       1-5     Over 5
                                               Month    Months    Months    Months     Years     Years     Total
                                              -------   -------   -------   -------   -------   -------   -------
As of September 30, 1994 :
Interest-Bearing Deposits.................. $    280  $    268  $     65  $     30  $      -  $      -  $    643
Federal Funds Sold & Resale Agreements.....      163         -         -         -         -         -       163
Trading Account Securities.................      187         -         -         -         -         -       187
Investment Securities......................    1,492       433       718     2,534     4,101     3,346    12,624
Loans - Domestic...........................   12,786     2,070     1,364     2,048     6,366     1,701    26,335
      - Foreign............................      596       308       127        81        92        11     1,215
Lease Financing............................       13        22        30        57       206         8       336
                                              -------   -------   -------   -------   -------   -------   -------
     Total Earning Assets.................. $ 15,517  $  3,101  $  2,304  $  4,750  $ 10,765  $  5,066  $ 41,503
                                              -------   -------   -------   -------   -------   -------   -------

Savings and Time Deposits.................. $  5,450  $  1,196  $  1,502  $  1,607  $  5,522  $     73  $ 15,350
Money Market Accounts......................    4,420         -         -         -       691         -     5,111
Foreign Office Deposits....................    3,236       328       107        22         -         -     3,693
Short-Term Borrowings......................    5,849     1,509       974        23       128         -     8,483
Long-Term Debt.............................      150        97        52        68     1,263       751     2,381
                                              -------   -------   -------   -------   -------   -------   -------
     Total Interest-Bearing Liabilities.... $ 19,105  $  3,130  $  2,635  $  1,720  $  7,604  $    824  $ 35,018
                                              -------   -------   -------   -------   -------   -------   -------
Net Interest Rate Swap Position............ $    173  $    772  $    (10) $   (197) $   (971) $    233  $      -
                                              -------   -------   -------   -------   -------   -------   -------
Net Asset (Liability) Funding Gap.......... $ (3,415) $    743  $   (341) $  2,833  $  2,190  $  4,475  $  6,485
                                              -------   -------   -------   -------   -------   -------   -------
Cumulative Net Asset (Liability)
   Funding Gap............................. $ (3,415) $ (2,672) $ (3,013) $   (180) $  2,010  $  6,485  $      -
                                              =======   =======   =======   =======   =======   =======   =======

Note:   Variable rate balances are reported based on their repricing dates.  Repricing periods for fixed rate balances are based on their contractual maturities, as well as the Corporation's historical experience of the impact of interest rate changes on the prepayment and withdrawal patterns of certain assets and liabilities.


RATE SENSITIVITY ANALYSIS (cont'd.)
- -------------------------

In addition to asset/liability gap management, simulations of the effect on net interest income of changes in interest rate levels, of various magnitudes and over various time periods, are periodically reviewed by management to determine, given the probability of interest rate changes, whether changes in the composition of the balance sheet are prudent. Based on the simulation models, if interest rates were to gradually rise 100 basis points over a four-month period, net interest income would be negatively affected by approximately one percent for a 12 month period following September 30, 1994. Conversely, if interest rates were to fall 100 basis points over a four-month period, net interest income would be positively affected by an identical amount.

The Corporation enters into various interest rate contracts to manage the interest rate risk of its assets and liabilities. Such interest rate contracts consist primarily of interest rate swaps. As of September 30, 1994, there were $1.7 billion notional amount of interest rate swaps outstanding for these purposes. Below is a table summarizing the activity of the rate management swap portfolio for the first nine months of 1994.



                         Rate Management Swaps
                             (in millions)

                    As of January 1, 1994...... $ 1,381
                       Additions...............   1,117
                       Maturities..............    (803)
                                                --------
                    As of September 30, 1994... $ 1,695
                                                ========

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
- ----------------------------------------------

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." This statement requires that impaired loans be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate. The statement is effective for fiscal years beginning after December 15, 1994. The Corporation does not expect the standard to have a material impact on the financial statements.


INTERNATIONAL BANKING
- ---------------------

At September 30, 1994, the Corporation had total foreign cross-border outstandings of $0.8 billion. Foreign outstandings consist primarily of interest-bearing deposits, bankers acceptances, federal funds sold, and loans denominated in dollars or other non-local currency. Assets denominated in the local currency are included to the extent they are not hedged or are not funded by local borrowings. An item is classified as either foreign or domestic based on the domicile of the party ultimately responsible for payment.

At September 30, 1994, the Corporation had no foreign outstandings to any individual country which exceeded 0.75 percent of total assets. However, foreign cross-border outstandings at September 30, 1994, were $18.0 million (excluding $98.9 million par value of obligations collateralized by U. S. Treasury securities) for all countries that the Corporation considers to be experiencing severe economic and liquidity problems. Of such outstandings, none were nonperforming. No special reserve was required to be established under the International Lending Supervision Act of 1983.

                         PART II - OTHER INFORMATION



Item 6.          Exhibits and Reports on Form 8-K
- -------          --------------------------------

                 (a)   Exhibits

                       (11) The Earnings Per Share Computation is attached hereto.

                       (27) The Financial Data Schedule for the electronic filing of this Form 10-Q is attached hereto.

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








                                                NBD BANCORP, INC.
                                                -----------------
                                                (Registrant)




                                                By: /s/ Louis Betanzos
                                                    -------------------------
                                                Louis Betanzos
                                                Executive Vice President and
                                                Chief Financial Officer




                                                By: /s/ Gerald K. Hanson
                                                    -------------------------
                                                Gerald K. Hanson
                                                Senior Vice President and
                                                Comptroller

November 8, 1994