Form 10-K
period 1994-12-31
NBD BANCORP INC /DE/
filed 1995-03-17
CIK 70040

                      SECURITIES
                      AND EXCHANGE
                      COMMISSION

                      FORM 10-K
                      Washington, D.C. 20549

- --------------------------------------------------------------------------------

                      (Mark One)

                      /X/ Annual Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended DECEMBER 31, 1994

                      / / Transition report pursuant to Section 13 or 15(d) of
                          the Securities Exchange Act of 1934 [No Fee Required]

                      Commission File Number 1-7127
- --------------------------------------------------------------------------------

                      NBD
                      BANCORP, INC.
                      (Exact name of registrant as specified in its charter)

                      DELAWARE                        38-1984850             611 WOODWARD AVENUE,
                      (State or other jurisdiction    (IRS Employer          DETROIT, MICHIGAN 48226
                      of incorporation or             Identification No.)    (Address of principal
                      organization)                                          executive offices)

                      (313) 225-1000
                      (Registrant's telephone number, including area code)
- --------------------------------------------------------------------------------

                      Securities registered pursuant to Section 12(b) of the
                      Act:

                                                                                 Name of each exchange
                                       Title of each class                        on which registered
                       -------------------------------------------------    ------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of February 21, 1995, 160,099,984 shares of common stock of the Registrant were outstanding (exclusive of treasury shares). The aggregate market value of the shares of common stock as of such date (based on the closing price on the New York Stock Exchange) held by non-affiliates was approximately
$5,023,000,000.

Documents incorporated by reference: Part III: Items 10-13 -- Part of definitive 1995 Proxy Statement of the Registrant to be filed pursuant to Regulation 14A.
- --------------------------------------------------------------------------------

NBD
BANCORP, INC.

- ----------------------------------------------------------------------------------------------------------

                               TABLE OF CONTENTS



                                                                                                      PAGE
                                                                                                      ----
PART I
  Item 1.      Business............................................................................     1
  Item 2.      Properties..........................................................................     4
  Item 3.      Legal Proceedings...................................................................     5
  Item 4.      Submission of Matters to a Vote of Security Holders.................................     5
               Executive Officers of the Registrant................................................     5
PART II
  Item 5.      Market for the Corporation's Common Equity and Related Shareholder Matters..........     6
  Item 6.      Selected Financial Data.............................................................     7
  Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
               Operations..........................................................................     8
  Item 8.      Financial Statements and Supplementary Data.........................................    38
  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..........................................................................    73
PART III
  Item 10.     Directors and Executive Officers of the Registrant..................................    74
  Item 11.     Executive Compensation..............................................................    74
  Item 12.     Security Ownership of Certain Beneficial Owners and Management......................    74
  Item 13.     Certain Relationships and Related Transactions......................................    74
PART IV
  Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................    75

Signatures.........................................................................................    77

                      PART I

ITEM 1. BUSINESS
- ----------------

INTRODUCTION
- ------------

     NBD Bancorp, Inc. (the Corporation) is a bank holding company incorporated under the laws of the State of Delaware on July 14, 1972. Through bank subsidiaries in Michigan, Illinois, Indiana, Ohio and Florida, the Corporation provides domestic retail banking, worldwide commercial banking, cash management, trust and investment management services. The Corporation also engages in mortgage lending and servicing, insurance, leasing, community development, discount brokerage and data processing activities through its bank-related subsidiaries to the extent permitted by the Bank Holding Company Act of 1956, as amended. The Corporation and its subsidiaries employ approximately 17,800 persons on a full-time equivalent basis. At December 31, 1994, the Corporation and its subsidiaries had total assets of $47.1 billion, total deposits of $33.2 billion and shareholders' equity of $3.3 billion. Based on rankings by total assets as of December 31, 1994, the Corporation was the 18th largest bank holding company in the United States.

     Detailed financial information about the Corporation is presented under
Part II later in this Form 10-K and is incorporated by reference herein.

SUBSIDIARIES
- ------------

NBD BANK (MICHIGAN)

     The principal subsidiary of the Corporation is NBD Bank, headquartered in Detroit, Michigan, which remains the largest single contributor to the Corporation's earnings. NBD Bank accounted for approximately 67 percent of the consolidated assets and 71 percent of the consolidated net income of the Corporation in 1994.

     NBD Bank was originally organized under the National Bank Act in 1933 under the name "National Bank of Detroit," changed its name in 1990 to "NBD Bank, National Association," and as of year-end 1994 became "NBD Bank" when it converted its charter to that of a state member bank under the laws of the State of Michigan. It was the largest bank in the State of Michigan and among the 20 largest commercial banks in the United States based on total deposits as of year-end 1994. At December 31, 1994, it operated 320 banking offices located throughout the lower peninsula of Michigan. The Bank maintains correspondent relationships with banks and savings associations throughout the country, including many of the largest commercial banking organizations in the United States.

     International banking activities of NBD Bank include operations in the Euro-Currency markets, the extension of lines of credit, export and import financing, making credit facilities available to foreign firms and subsidiaries of United States corporations, foreign exchange transactions and issuance of letters of credit. This international business is conducted (a) through the International Division in the main office in Detroit, (b) through full-service branch offices located in London, Frankfurt, Tokyo and Hong Kong as well as Adelaide, Melbourne and Sydney, Australia, (c) through an off-shore banking facility in Nassau, Bahamas, (d) through a wholly-owned Edge Act subsidiary, the International Bank of Detroit (IBD), (e) through a wholly-owned Canadian banking subsidiary, NBD Bank, Canada, and (f) through an International Banking Facility. IBD is authorized, subject to government regulations, to make both equity investments and loans overseas. These overseas facilities are supplemented by a network of correspondent banks in more than 100 foreign countries.

     NBD Bank's activities in foreign exchange markets are conducted primarily to service the needs of its customers. Foreign exchange risks are controlled through detailed counterparty limits for purchases, sales and one-day risk at liquidation, preapproved position limits, and closely supervised and controlled maturity gaps.

OTHER SIGNIFICANT SUBSIDIARIES

     In recent years, the Corporation has expanded significantly through selective acquisitions, primarily in its Midwest market, as well as through steady internal growth. On January 7, 1995, the Corporation entered into an agreement to acquire Deerbank Corporation of Deerfield, Illinois, a one-thrift holding company with assets of approximately $800 million. The Corporation anticipates the acquisition will close, and the thrift subsidiary will be merged into the Corporation's Illinois bank subsidiary, mid-year 1995. On January 9, 1995, the Corporation acquired AmeriFed Financial Corp. of Joliet, Illinois, a one-thrift holding company with assets of approximately $900 million, and merged that thrift subsidiary into the Corporation's Illinois bank subsidiary. In 1992, the Corporation acquired three bank holding companies in Indiana, and during 1993 merged the 12 Indiana bank subsidiaries of those acquired companies into a single bank. That subsidiary had deposits of approximately $8.1 billion at December 31, 1994, making it the largest bank in Indiana. Between 1987 and 1991, the Corporation acquired four bank holding companies in Illinois, and in December 1992 merged 17 of the Illinois bank subsidiaries of those acquired companies into a single bank. That subsidiary had deposits of approximately $4.0 billion at December 31, 1994, making it the seventh largest bank in Illinois. The Corporation has also expanded through acquisitions from federal agencies. During 1990, it acquired from the Resolution Trust Corporation approximately $1.1 billion in deposits and selected assets of three thrifts located in Michigan, Ohio and Florida. The Corporation will continue to regularly explore opportunities for additional acquisitions of financial institutions and related businesses. Such acquisitions may be made by the exchange of the Corporation's stock, through cash purchases, or with other consideration.

     The foregoing acquisitions have enhanced the Corporation's geographic diversity outside of the State of Michigan, particularly in the States of Indiana and Illinois where operations are conducted through second-tier bank holding companies. At December 31, 1994, NBD Indiana, Inc. had consolidated total assets of $10.5 billion, while NBD Illinois, Inc. had consolidated total assets of $5.4 billion.

     Additional details of the operations of the Corporation's subsidiaries are set forth under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Organizational Performance" later in this Form 10-K and are incorporated by reference herein.

LINES OF BUSINESS
- -----------------

     The three primary lines of business from which the Corporation derives most of its income are corporate banking, retail banking and trust services. A commitment to the development and use of advanced technology has been a key to growth and cost control in all three of these areas.

CORPORATE BANKING

     Services to industry, commerce and government include the maintenance of demand and time deposit accounts and the granting of various types of loans, including loans under lines of credit and revolving credits, term loans, real estate mortgage loans and other specialized loans. In addition, the Corporation's subsidiaries provide financial advisory services and numerous other banking services to its customers. These subsidiaries serve the requirements of large and small industrial and commercial enterprises throughout the Midwest. The Corporation and its subsidiaries also have important banking relationships with many major corporations throughout the country.

RETAIL BANKING

     The retail banking business consists of traditional consumer deposit and loan services, mortgage banking, electronic banking services and safe deposit facilities. Services to individuals include demand, savings and time accounts, charge cards and other open-end credit products, and a variety of installment and mortgage loans. The Corporation has achieved significant growth in this line of business in recent years and has expanded product offerings to include auto leasing, student loans, manufactured housing loans, marine loans, home equity loans and private label credit cards. The Corporation also makes a variety of non-deposit investments, including mutual funds and annuities, available in its branch offices either directly or through a third party marketer (when advisable under applicable state laws) under the name Charterpoint Investment Centers.

TRUST SERVICES

     The Corporation's subsidiaries furnish a wide range of trust services to individuals, corporations, municipalities and charitable organizations. In terms of total trust assets administered, the trust operation of NBD Bank is one of the largest among commercial banks in the United States. NBD Bank and the Corporation's other bank subsidiaries act as trustee of personal, corporate, pension, profit-sharing and other employee-benefit trusts, provide investment advisory and custody services, act as executor, administrator, personal representative and trustee of estates, and act as registrar, fiscal and paying agent for corporations. NBD Bank also serves as investment advisor to The Woodward Funds, a mutual fund family of fourteen funds covering a wide variety of investment objectives. As of December 31, 1994, The Woodward Funds ranked as the tenth largest bank-managed fund family in the country, with approximately $6.0 billion in assets.

TECHNOLOGY

     The Corporation has made a strong commitment to the development and use of advanced technology across its various lines of business in order to produce low-cost, high-quality products and generate fees. This technological sophistication enables the Corporation and its subsidiaries to realize economies of scale, especially in its newly acquired operations, and to enhance staff productivity. Prominent technological involvements include the operation, under contract with MasterCard, of the computerized transaction routing switch for CIRRUS, a national shared network of automated teller machines (ATMs); and the operation of a similar routing switch for Magic Line, Inc., a regional shared network of ATMs in which the Corporation has an ownership interest. In addition, the Corporation and its subsidiaries are actively involved in technology-based cash management services for the wholesale and middle market, merchant and issuer credit card processing, telephone bill payment services and telephone banking centers.

COMPETITION
- -----------

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

GOVERNMENT AND MONETARY POLICIES
- --------------------------------

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

REGULATION AND SUPERVISION
- --------------------------

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

     Various federal and state laws govern the operations of the Corporation's bank subsidiaries. The national bank subsidiaries of the Corporation are supervised and regulated by the Office of the Comptroller of the Currency under the National Bank Act. Since national banks are also members of the Federal Reserve System and their deposits are insured by the Federal Deposit Insurance Corporation (FDIC), they are also subject to the applicable provisions of the Federal Reserve Act and the Federal Deposit Insurance Act and, in certain respects, to state laws applicable to financial institutions. NBD Bank and the other state-chartered bank subsidiaries of the Corporation are, in general, subject to the same or similar restrictions and regulations, but with more extensive regulation and examination by state banking departments, the Federal Reserve Board for Federal Reserve member banks, and the FDIC. NBD Bank, Federal Savings Bank (Florida) is under the regulatory authority of the Office of Thrift Supervision, Department of Treasury.

     The Corporation is a legal entity separate and distinct from its affiliate banks and its non-banking subsidiaries. Accordingly, the right of the Corporation, and thus the right of the Corporation's creditors and shareholders, to participate in any distribution of the assets or earnings of any affiliate bank or other subsidiary is necessarily subject to the prior claims of creditors of such affiliate bank or subsidiary. The principal source of the Corporation's revenues is dividends and fees from its affiliates. There are legal limitations on the extent to which the Corporation's subsidiary banks can lend or otherwise supply funds to the Corporation or certain of its affiliates. Federal law prevents the Corporation from borrowing from its subsidiary banks unless the loans are secured by specified obligations and, with respect to the Corporation or any single non-bank affiliate, such secured loans by any subsidiary bank are generally limited to 10 percent of the subsidiary bank's capital and surplus and, with respect to the Corporation and all of its non-bank affiliates, to an aggregate of 20 percent of the subsidiary bank's capital and surplus. In addition, payment of dividends to the Corporation by subsidiary banks is subject to various state and federal regulatory limitations. Net assets of the Corporation's subsidiary banks totaled $3,544.0 million at December 31, 1994, of which approximately $2,575.0 million was not available for dividends or loans. In 1995, the Corporation's bank subsidiaries may distribute to the Corporation (in addition to their 1995 net income) approximately $602.0 million in dividends without the prior approval of bank regulatory agencies. In addition, federal bank regulatory agencies have the authority to prohibit the banking organizations they supervise from engaging in what, in the bank regulator's opinion, constitutes an unsafe or unsound practice in conducting its business. Depending upon the financial condition of a bank, the payment of dividends could be deemed to constitute such an unsafe or unsound practice.

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

     FDICIA revises sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and provisions for funding of the Bank Insurance Fund (BIF) administered by the FDIC. FDICIA also revises bank regulatory structures embodied in several other federal banking statutes, strengthens the bank regulators' authority to intervene in cases of deterioration of a bank's capital level, places limits on real estate lending and imposes detailed audit requirements. Among the significant revisions that could have an impact on each of the Corporation and its banking subsidiaries is the authority granted the FDIC to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on BIF-member banks so as to maintain the BIF at the designated reserve ratio defined in FDICIA. FDICIA also provides for implementation of a system of risk-based premiums for deposit insurance. Under a risk-based insurance assessment system that became effective January 1, 1994, the FDIC places each insured bank in a risk category based on the bank's level of capital and other relevant information (such as supervisory evaluations).

     Proposals to change the laws and regulations governing banks, companies that control banks, and other financial institutions are frequently raised in Congress, in the state legislatures and before the various bank regulatory agencies. For example, legislation enacted in 1994 permits nationwide interstate bank acquisitions and branching, generally phased in over the next several years, and requires bank regulatory agencies to reduce the regulatory burden applicable to banks and their holding companies. The impact, positive or negative, such legislation or other statutory or regulatory changes might have on the Corporation's business is difficult to determine.

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

ITEM 2. PROPERTIES
- ------------------

     The executive offices of the Corporation are located in the main office of NBD Bank, a 14-story building in the central financial and business district of Detroit. This building, which has two additional floors below the street level, is owned by NBD Bank and occupied exclusively by NBD Bank, the Corporation and other direct and indirect subsidiaries of the Corporation. The Corporation also owns a 14-story, 300,000 square foot office building in Troy, Michigan, and a 380,000 square foot Technology Center in Van Buren Township, Wayne County, Michigan, near Detroit Metropolitan Airport. During 1993, NBD Bank acquired approximately 143 acres of land in Farmington Hills, Michigan for possible future facility needs.

     As of December 31, 1994, the Corporation's subsidiaries operated 854 offices within the United States of which 516 are owned by such subsidiaries and 338 are leased. Foreign offices in London, Frankfurt, Tokyo, Hong Kong, Canada and Australia are located in leased premises. Historic rental expense and anticipated rental payments are set forth under "Item 8. Financial Statements and Supplementary Data -- Note 6. Premises and Equipment" and are incorporated by reference herein.

     All of these properties are considered by management to be suitable and adequate for the purpose intended.

ITEM 3. LEGAL PROCEEDINGS
- -------------------------

     The Corporation is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Corporation's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

     The executive officers of the Corporation as of February 1, 1995, are as follows:

                                                                                          EXECUTIVE
                                                                                           OFFICER
            NAME                                       POSITION                             SINCE      AGE
- ----------------------------   --------------------------------------------------------   ---------    ---
Verne G. Istock.............   Chairman and Chief Executive Officer....................      1982      54
Thomas H. Jeffs II..........   President and Chief Operating Officer...................      1982      56
Frederick M. Adams, Jr. ....   Executive Vice President................................      1990      50
Gordon S. Crimmins..........   Executive Vice President................................      1992      60
Robert A. DeAlexandris......   Executive Vice President................................      1989      54
Philip S. Jones.............   Executive Vice President, Treasurer and
                               Chief Financial Officer.................................      1989      52
James R. Lancaster..........   Executive Vice President................................      1992      63
Thomas J. McDowell..........   Executive Vice President................................      1995      56
Susan S. Moody..............   Executive Vice President................................      1995      41
Donald M. Nowicki...........   Executive Vice President................................      1994      63
Andrew J. Paine, Jr. .......   Executive Vice President................................      1992      57
Gerald K. Hanson............   Senior Vice President and Comptroller...................      1981      63

     Officers of the Corporation are elected in the spring of each year at the annual organizational meeting of the Board of Directors to serve for the ensuing year and until their successors are elected and qualified.

     All of the executive officers of the Corporation named above have held various positions with NBD Bank or its affiliates or their predecessors for more than five years.

     There is no family relationship between any of the executive officers, nor is there any arrangement or understanding between any such officer and any other person pursuant to which the officer was elected.

                      PART II

ITEM 5. MARKET FOR THE CORPORATION'S COMMON EQUITY AND RELATED
- ---------------------------------------------------------------
        SHAREHOLDER MATTERS
        -------------------

     The 155,908,672 shares of common stock of the Corporation outstanding at December 31, 1994, had a market value of $4.3 billion and were held by approximately 26,000 individual and institutional recordholders located throughout the United States and several foreign countries.

     On March 15, 1994, the Corporation called for redemption the $199,985,000 of 7 1/4% Convertible Subordinated Debentures at a redemption price of $1,050.75 per $1,000 of principal outstanding. A nominal amount of debentures was converted into the Corporation's common stock before the redemption date at the conversion price of $30.40 per share.

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

                                                                   PRICE RANGE OF
                                                                    COMMON STOCK       DIVIDENDS
                                                                   ---------------      DECLARED
                                                                   HIGH       LOW      PER SHARE
                                                                   -----     -----    ------------
           1992
             First Quarter......................................  $31 5/8   $28 1/8      $ 0.25
             Second Quarter.....................................   29 5/8    26 3/4        0.25
             Third Quarter......................................   30 1/2    28 1/8        0.27
             Fourth Quarter.....................................   33 1/8    27            0.27
                                                                                         ------
                                                                                         $ 1.04
                                                                                         ======
           1993
             First Quarter......................................  $36 3/8   $31 3/8      $ 0.27
             Second Quarter.....................................   36 1/4    29 5/8        0.27
             Third Quarter......................................   34 3/8    31 3/8        0.27
             Fourth Quarter.....................................   34 5/8    28 5/8        0.27
                                                                                         ------
                                                                                         $ 1.08
                                                                                         ======
           1994
             First Quarter......................................  $30 3/4   $27 1/4      $ 0.30
             Second Quarter.....................................   32        27 3/8        0.30
             Third Quarter......................................   33        28 3/8        0.30
             Fourth Quarter.....................................   31        26 3/4        0.33
                                                                                         ------
                                                                                         $ 1.23
                                                                                         ======

ITEM 6. SELECTED FINANCIAL DATA
- -------------------------------

     The following selected financial data should be read in conjunction with the Corporation's consolidated financial statements and the accompanying notes presented elsewhere herein.

                                                               YEAR ENDED DECEMBER 31
                                         -------------------------------------------------------------------
                                            1994          1993          1992          1991          1990
                                         -----------   -----------   -----------   -----------   -----------
                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATING RESULTS:
Interest Income........................  $ 2,915,394   $ 2,622,820   $ 2,843,797   $ 3,138,893   $ 3,320,312
Interest Expense.......................   (1,290,626)   (1,064,713)   (1,334,026)   (1,800,759)   (2,077,923)
                                         -----------   -----------   -----------   -----------   -----------
Net Interest Income....................    1,624,768     1,558,107     1,509,771     1,338,134     1,242,389
Provision for Possible Credit Losses...      (52,032)     (119,674)     (228,480)     (166,212)     (151,086)
Non-Interest Income....................      545,566       585,383       529,208       473,027       412,339
Non-Interest Expenses..................   (1,304,270)   (1,321,840)   (1,338,119)   (1,161,127)   (1,055,774)
                                         -----------   -----------   -----------   -----------   -----------
Income before Income Taxes.............      814,032       701,976       472,380       483,822       447,868
Income Tax Expense.....................     (266,753)     (220,135)     (134,361)     (122,288)      (99,319)
                                         -----------   -----------   -----------   -----------   -----------
Income before Extraordinary Item and
  Cumulative Effect of Accounting
  Change...............................      547,279       481,841       338,019       361,534       348,549
Extraordinary Item (Redemption
  of Debt).............................       (7,730)           --            --            --            --
Cumulative Effect of Accounting
  Change...............................       (7,885)        3,950       (37,885)           --            --
                                         -----------   -----------   -----------   -----------   -----------
Net Income.............................  $   531,664   $   485,791   $   300,134   $   361,534   $   348,549
                                         ===========   ===========   ===========   ===========   ===========
Net Income Per Share (on average shares
  outstanding):
Income before Extraordinary Item and
  Cumulative Effect of Accounting
  Change...............................  $      3.45   $      2.98   $      2.11   $      2.27   $      2.19
Extraordinary Item (Redemption
  of Debt).............................        (0.05)           --            --            --            --
Cumulative Effect of Accounting
  Change...............................        (0.05)         0.03         (0.24)           --            --
                                         -----------   -----------   -----------   -----------   -----------
Net Income.............................  $      3.35   $      3.01   $      1.87   $      2.27   $      2.19
                                         ===========   ===========   ===========   ===========   ===========
COMMON STOCK DATA:
Dividends Declared Per Share...........  $      1.23   $      1.08   $      1.04   $      0.95   $      0.91
Book Value Per Share (Period-end)......  $     21.11   $     20.21   $     18.34   $     17.26   $     15.98
BALANCE SHEET DATA (PERIOD-END):
Shareholders' Equity...................  $ 3,291,543   $ 3,248,599   $ 2,940,893   $ 2,716,137   $ 2,533,339
Long-Term Debt.........................  $ 2,504,348   $ 1,434,947   $   975,381   $   533,571   $   325,216
Total Assets...........................  $47,111,133   $40,775,905   $40,937,190   $38,760,388   $36,879,336
CAPITAL RATIOS (PERIOD-END):
Tier 1 Capital Ratio (Minimum -- 4%)...         8.44%         9.13%         8.48%         8.19%         8.26%
Total Capital Ratio (Minimum -- 8%)....        12.50%        13.61%        12.01%        10.68%        10.16%
Tier 1 Leverage Ratio (Minimum --
  3%)..................................         6.77%         7.33%         6.46%         6.24%         6.30%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -----------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

     The following discussion and analysis covers the significant factors affecting the Corporation's consolidated balance sheet and income statement from 1992 to 1994. It provides shareholders with more comprehensive information on the operating results and financial position than can be obtained from examination of the financial statements alone. To establish a framework for this discussion, the major components of the Corporation's operating results for 1994, 1993 and 1992 are summarized in the following table and then discussed in greater detail on subsequent pages.

                                                                          YEAR ENDED DECEMBER 31
                                                                 ----------------------------------------
                                                                    1994           1993           1992
                                                                 ----------     ----------     ----------
                                                                              (IN THOUSANDS)
Net Interest Income...........................................   $1,624,768     $1,558,107     $1,509,771
Add: Taxable Equivalent Adjustment............................       63,608         72,316         81,081
                                                                 ----------     ----------     ----------
Net Interest Income (taxable equivalent basis)................    1,688,376      1,630,423      1,590,852
Less: Provision for Possible Credit Losses....................      (52,032)      (119,674)      (228,480)
Non-Interest Income...........................................      545,566        585,383        529,208
                                                                 ----------     ----------     ----------
    Total Income after Provision for Possible Credit Losses...    2,181,910      2,096,132      1,891,580
                                                                 ----------     ----------     ----------
Compensation..................................................      720,733        703,744        676,240
Other Non-Interest Expenses...................................      583,537        618,096        661,879
                                                                 ----------     ----------     ----------
    Total Non-Interest Expenses...............................    1,304,270      1,321,840      1,338,119
                                                                 ----------     ----------     ----------
       Tax Equivalent Operating Income........................      877,640        774,292        553,461
                                                                 ----------     ----------     ----------
Less:
  Income Tax Expense..........................................      266,753        220,135        134,361
  Taxable Equivalent Adjustment...............................       63,608         72,316         81,081
                                                                 ----------     ----------     ----------
    Total Tax Expense (taxable equivalent basis)..............      330,361        292,451        215,442
                                                                 ----------     ----------     ----------
    Income before Extraordinary Item and Cumulative Effect of
       Accounting Change......................................      547,279        481,841        338,019
    Extraordinary Item (net of income tax effect).............       (7,730)            --             --
    Cumulative Effect of Accounting Change (net of income tax
       effect)................................................       (7,885)         3,950        (37,885)
                                                                 ----------     ----------     ----------
Net Income....................................................   $  531,664     $  485,791     $  300,134
                                                                 ==========     ==========     ==========

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

     Net interest income on a fully taxable equivalent (FTE) basis is the largest source of earnings for the Corporation. It accounted for 75.6 percent of total income before any provision for possible credit losses in 1994, 73.6 percent in 1993 and 75.0 percent in 1992. It is influenced primarily by changes in: (1) the volume and mix of earning assets and sources of funding; (2) market rates of interest, and (3) income tax rates. While the impact of some of these factors can be controlled by management policies and actions, external factors also can have a significant impact on changes in net interest income from one period to another. Examples of such exogenous factors are: (1) Federal Reserve Board monetary policy; (2) the strength of credit demand by customers; (3) liquidity and maturity preferences of savings and time deposit customers, and
(4) fiscal and debt management policies of the federal government, including changes in tax laws.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table presents average daily balances, interest income on an FTE basis and interest expense, as well as average rates earned and paid on the Corporation's major asset and liability items, for the years 1994, 1993 and 1992.

                                                               YEAR ENDED DECEMBER 31
                    --------------------------------------------------------------------------------------------------------------
                                 1994                                   1993                                   1992
                    --------------------------------     ----------------------------------     ----------------------------------
                                               AVERAGE                                AVERAGE                                AVERAGE
                                  INTEREST      RATE                      INTEREST     RATE                      INTEREST     RATE
                    AVERAGE       INCOME/      EARNED/       AVERAGE      INCOME/     EARNED/       AVERAGE      INCOME/     EARNED/
                    BALANCE       EXPENSE       PAID         BALANCE      EXPENSE      PAID         BALANCE      EXPENSE      PAID
                    -------       ---------    -------     -----------   ----------   -------     -----------   ----------   -------
                      (IN THOUSANDS)                         (IN THOUSANDS)                         (IN THOUSANDS)
ASSETS:
Interest-Bearing
 Deposits.......    $   651,445   $   32,736     5.03%    $   657,010   $   34,185     5.20%    $   759,645   $   47,556     6.26%
Federal Funds
 Sold and Resale
 Agreements.....        191,954        8,688     4.53         150,985        4,820     3.19         153,818        5,921     3.85
Trading Account
 Securities.....        142,231        6,856     4.82         147,113        5,492     3.73         216,880        9,268     4.27
Money Market
 Investments....             --           --       --          51,728        2,138     4.13          48,365        3,709     7.67
Investment
 Securities:
 U.S. Treasury..      1,379,274       75,549     5.48       1,593,508       87,479     5.49       1,362,015       83,918     6.16
 U.S. Government
   Agencies.....      8,987,236      589,373     6.56       6,642,221      467,444     7.04       6,200,998      498,902     8.05
 States and
   Political
   Subdivisions..     1,481,411      132,559     8.95       1,541,269      132,491     8.60       1,739,332      157,007     9.03
 Other..........        346,655       18,215     5.25         476,901       21,717     4.55       1,051,712       60,188     5.72
                    -----------   ----------   -------    -----------   ----------   ------     -----------   ----------   ------
Total Investment
 Securities.....     12,194,576      815,696     6.69      10,253,899      709,131     6.92      10,354,057      800,015     7.73
                    -----------   ----------   -------    -----------   ----------   ------     -----------   ----------   ------
Loans and Leases
 (Net of Unearned):
 Domestic:
   Commercial...     14,407,804    1,110,969     7.71      13,696,047      960,838     7.02      13,281,779      989,671     7.45
   Real Estate
   Construction..       768,391       60,773     7.91         813,461       59,112     7.27         993,448       73,054     7.35
   Residential
     Mortgage...      3,012,361      227,092     7.54       2,784,146      229,799     8.25       2,914,692      263,968     9.06
   Consumer.....      7,147,999      614,950     8.60       6,492,505      594,229     9.15       6,125,993      613,827    10.02
   Lease
    Financing...        307,974       30,456     9.89         258,266       29,312    11.39         264,846       31,950    12.10
 Foreign........      1,145,894       70,786     6.18       1,069,098       66,080     6.18       1,114,760       85,939     7.71
                    -----------   ----------   -------    -----------   ----------   ------     -----------   ----------   ------
     Total Loans
       and
       Leases...     26,790,423    2,115,026     7.89      25,113,523    1,939,370     7.72      24,695,518    2,058,409     8.34
                    -----------   ----------   -------    -----------   ----------   ------     -----------   ----------   ------
     Total
       Earning
 Assets/Total
       Interest
       Income...     39,970,629   $2,979,002     7.45%     36,374,258   $2,695,136     7.41%     36,228,283   $2,924,878     8.07%
                                  ----------   -------                  ----------    -----                    ---------    -----
Cash and Due
 From Banks.....      2,372,237                             2,359,047                             2,087,194
Other Assets....      2,025,150                             1,692,889                             1,716,868
Allowance for
 Possible Credit
 Losses.........       (433,707)                             (433,851)                             (407,942)
                    -----------                           -----------                           -----------
 TOTAL ASSETS...    $43,934,309                           $39,992,343                           $39,624,403
                     ==========                            ==========                            ==========
LIABILITIES AND
 SHAREHOLDERS'
  EQUITY:
Interest-Bearing
 Deposits:
 Savings........    $ 7,794,524   $  182,880     2.35%    $ 7,251,664   $  182,762     2.52%    $ 6,278,690   $  197,770     3.15%
 Money Market
   Accounts.....      5,277,710      163,212     3.09       5,917,755      166,002     2.81       6,029,589      206,392     3.42
 Time...........      8,962,402      402,293     4.49       8,803,831      399,461     4.54      11,098,035      602,878     5.43
 Foreign Office
   Time*........      2,698,891      124,805     4.62       1,741,225       79,650     4.57       1,614,981      101,674     6.30
                    -----------   ----------   -------    -----------   ----------   -------    -----------   ----------   -------
Total
Interest-Bearing
 Deposits........    24,733,527      873,190     3.53      23,714,475      827,875     3.49      25,021,295    1,108,714     4.43
                    -----------   ----------   ------     -----------   ----------   ------     -----------   ----------   ------
Short-Term
 Borrowings.....      6,647,405      290,624     4.37       4,994,163      156,227     3.13       4,624,260      166,756     3.61
Long-Term
 Debt...........      2,060,962      126,812     6.15       1,229,564       80,611     6.56         803,950       58,556     7.28
                    -----------   ----------   ------     -----------   ----------   ------      ----------    ---------    -----
Total
Interest-Bearing
 Liabilities/
  Total
Interest
 Expense...          33,441,894   $1,290,626     3.86%     29,938,202   $1,064,713     3.56%     30,449,505   $1,334,026     4.38%
                                  ----------   ------                    ---------   ------                    ---------    -----
Demand
 Deposits.......      6,305,115                             6,097,730                             5,483,688
Other
 Liabilities....        881,978                               836,489                               815,494
Shareholders'
 Equity.........      3,305,322                             3,119,922                             2,875,716
                    -----------                           -----------                           -----------
TOTAL
LIABILITIES
AND
SHAREHOLDERS'
EQUITY...           $43,934,309                           $39,992,343                           $39,624,403
                     ==========                            ==========                            ==========
Interest Spread
 (Average Rate
 Earned Minus
 Average Rate
 Paid)..........                                 3.59%                                 3.85%                                 3.69%
                                               ======                                 =====                                 =====
Net Interest
 Income (FTE)...                  $1,688,376                            $1,630,423                            $1,590,852
                                   =========                             =========                             =========
Net Interest
 Margin (FTE)
 (Net Interest
 Income/Total
 Earning
 Assets)........                                 4.22%                                 4.48%                                 4.39%
                                               ======                                 =====                                 =====

- -------------------------
* Primarily $100,000 and over.
Notes: (1) Non-accrual loans are included in average balances.
       (2) The FTE adjustments are computed using a combined federal and state income tax rate of 36.4 percent in 1994 and 1993 and 35.4 percent in 1992.
       (3) The combined amounts for Investment Securities Available-for-Sale and Held-to-Maturity for 1994 are based on their respective carrying values. Based on the amortized cost of Investment Securities Available-for-Sale, the combined average balance for 1994 would be $12,316,037,000 and the average rate earned would be 6.62%.
       (4) Residential Mortgage includes Mortgages Held for Sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net interest income on an FTE basis increased by $58.0 million, or 3.6 percent, in 1994 following the increase of $39.6 million, or 2.5 percent, in 1993. A better understanding of the factors accounting for the year-to-year increases in net interest income can be obtained by examining the changes in:
(1) the volume of earning assets and (2) the net interest income produced after the related cost of funding these earning assets.

     The following table allocates total interest income between the amounts earned at the "interest spread" on assets funded with: (1) interest-bearing liabilities and (2) non-interest-bearing liabilities (primarily demand deposits and equity capital). The interest spread on earning assets funded by interest-bearing liabilities is defined as the difference between the average rate earned on total earning assets and the average rate paid on total interest-bearing liabilities. The interest spread on assets funded with non-interest-bearing sources of funds is simply the rate earned on total earning assets.

     The $58.0 million increase in total net interest income between 1993 and 1994 can be attributed primarily to the higher level of earning assets funded with interest-bearing liabilities, which more than offset the reduced interest spread (3.59 percent in 1994 versus 3.85 percent in 1993) earned on these earning assets. The balance of the increase in net interest income can be accounted for by the modestly higher level of earning assets that were funded with non-interest-bearing funds at a slightly higher interest spread (7.45 percent in 1994 versus 7.41 percent in 1993).

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

                     ANALYSIS OF NET INTEREST INCOME (FTE)

                                1994                                    1993                                    1992
                ------------------------------------    ------------------------------------    ------------------------------------
                  AVERAGE                  NET          AVERAGE                    NET          AVERAGE                    NET
                  EARNING     INTEREST   INTEREST       EARNING     INTEREST     INTEREST       EARNING     INTEREST     INTEREST
                  ASSETS       SPREAD     INCOME        ASSETS       SPREAD       INCOME        ASSETS       SPREAD       INCOME
                -----------   --------  ----------    -----------   --------    ----------    -----------   --------    ----------
                                                              (DOLLARS IN THOUSANDS)
SOURCE OF
  FUNDING:
Interest-
  Bearing
  Liabilities...  $33,441,894  3.59%    $1,201,567    $29,938,202     3.85%     $1,153,519    $30,449,505    3.69%     $1,124,318
Non-Interest-
  Bearing
Liabilities
  and
  Equity
 Capital...         6,528,735  7.45        486,809      6,436,056     7.41         476,904      5,778,778    8.07         466,534
                  -----------           ----------    -----------               ----------    -----------              ----------
  Total....       $39,970,629           $1,688,376    $36,374,258               $1,630,423    $36,228,283              $1,590,852
                  ===========           ==========    ===========               ==========    ===========              ==========

     A more detailed analysis of the effect of volume and rate changes on net interest income between 1992, 1993 and 1994 is set forth in the following table.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                              YEAR ENDED DECEMBER 31
                                      -----------------------------------------------------------------------
                                               1994 OVER 1993                       1993 OVER 1992
                                      --------------------------------    -----------------------------------
                                       VOLUME       RATE       TOTAL       VOLUME        RATE         TOTAL
                                      --------    --------    --------    ---------    ---------    ---------
                                                                  (IN THOUSANDS)
Increase (Decrease) in Interest
  Income:
  Interest-Bearing Deposits........   $   (331)   $ (1,117)   $ (1,448)   $  (5,319)   $  (8,052)   $ (13,371)
  Federal Funds Sold and Resale
    Agreements.....................      1,845       2,023       3,868          (86)      (1,015)      (1,101)
  Trading Account Securities.......       (241)      1,604       1,363       (2,605)      (1,171)      (3,776)
  Money Market Investments.........     (2,138)         --      (2,138)         141       (1,712)      (1,571)
  Investment Securities:
    U. S. Treasury and Government
       Agencies....................    137,177     (27,178)    109,999       45,464      (73,361)     (27,897)
    States and Political
       Subdivisions................     (5,326)      5,394          68      (17,037)      (7,479)     (24,516)
    Other..........................     (6,840)      3,338      (3,502)     (26,166)     (12,305)     (38,471)
  Loans and Leases:
    Domestic.......................    127,670      43,280     170,950       35,230     (134,410)     (99,180)
    Foreign........................      4,706          --       4,706       (2,803)     (17,056)     (19,859)
                                      --------    --------    --------    ---------    ---------    ---------
       Total.......................    256,522      27,344     283,866       26,819     (256,561)    (229,742)
                                      --------    --------    --------    ---------    ---------    ---------
Increase (Decrease) in Interest
  Expense:
  Domestic Office Deposits:
    Savings........................     12,446     (12,328)        118       24,548      (39,556)     (15,008)
    Money Market Accounts..........    (19,360)     16,570      (2,790)      (3,610)     (36,780)     (40,390)
    Time...........................      7,234      (4,402)      2,832     (104,644)     (98,773)    (203,417)
  Foreign Office Time Deposits*....     44,284         871      45,155        5,915      (27,939)     (22,024)
  Short-Term Borrowings............     72,469      61,928     134,397       11,667      (22,196)     (10,529)
  Long-Term Debt...................     51,242      (5,041)     46,201       27,843       (5,788)      22,055
                                      --------    --------    --------    ---------    ---------    ---------
       Total.......................    168,315      57,598     225,913      (38,281)    (231,032)    (269,313)
                                      --------    --------    --------    ---------    ---------    ---------
Increase (Decrease) in Net Interest
  Income...........................   $ 88,207    $(30,254)   $ 57,953    $  65,100    $ (25,529)   $  39,571
                                      ========    ========    ========    =========    =========    =========

- -------------------------
* Primarily over $100,000.

PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     The Provision for Possible Credit Losses was reduced from $228.5 million in 1992 to $119.7 million in 1993 and then to $52.0 million in 1994. The reduced provisions in 1993 and 1994 were made in view of the decline in nonperforming loans and the significantly lower level of net loan charge-offs during those years. The historically high provision in 1992 included approximately $51 million to conform acquired banks' loan evaluation policies with those of NBD Bancorp.

     Net charge-offs as a percentage of average loans and leases outstanding declined from 0.81 of 1 percent in 1992 to 0.46 of 1 percent in 1993 and then dropped to a 16-year low of 0.15 of 1 percent in 1994. During the past five years, gross charge-offs totaled $972 million, while recoveries amounted to $341 million for a "recovery ratio" of approximately 35 percent. The net charge-off ratio during the same five-year period was 0.52 of 1 percent.

     In the commercial loan and lease portfolio, the largest single net charge-off in 1994 was $3.4 million on a loan to an industrial wholesale firm. In 1993 the largest net charge-off was $10.0 million on a loan to a retail chain. During 1992 the largest net charge-off was a $19.2 million balance of a loan to an air transportation company.

     Net recoveries of $2.2 million were realized in the real estate construction loan portfolio in 1994. Net charge-offs of $19.4 million were experienced in 1993 and $22.9 million in 1992 and were spread over several credits in each year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Charge-offs in the residential mortgage loan portfolio were nominal in 1994 as in prior years.

     Charge-off experience in the consumer loan area during 1994 was lower than in either 1993 or 1992 and was well below the industry average in each year. The net charge-off ratio was 0.36 of 1 percent in 1994, 0.43 of 1 percent in 1993 and 0.64 of 1 percent in 1992.

     Modest net recoveries were realized in the foreign loan portfolio during 1994, while net charge-offs of $12.4 million and $14.1 million were taken in 1993 and 1992, respectively. The 1993 charge-off figure included the write-off of the remaining $8.7 million balance of credits to individual political entities formerly known as Yugoslavia. Results for 1992 included net charge-offs of $10.5 million in Canada where the economy was experiencing a recession.

     At December 31, 1994, the Allowance for Possible Credit Losses amounted to $435.1 million, or 1.49 percent of total loans and leases outstanding and approximately 242 percent of nonperforming loans.

             RECONCILIATION OF ALLOWANCE FOR POSSIBLE CREDIT LOSSES

                                                1994         1993         1992         1991         1990
                                              ---------    ---------    ---------    ---------    ---------
                                                                     (IN THOUSANDS)
Allowance for Possible Credit Losses:
  Balance, Beginning of Year...............   $ 423,030    $ 417,764    $ 377,585    $ 359,254    $ 329,850
  Losses Charged-Off during Year...........    (121,026)    (206,101)    (256,860)    (211,693)    (176,093)
  Recoveries of Losses Previously
    Charged-Off............................      80,560       91,576       57,112       60,918       51,284
                                              ---------    ---------    ---------    ---------    ---------
    Net Loans Charged-Off..................     (40,466)    (114,525)    (199,748)    (150,775)    (124,809)
  Provision Charged to Operating Expense...      52,032      119,674      228,480      166,212      151,086
  Other Additions..........................         455          117       11,447        2,894        3,127
                                              ---------    ---------    ---------    ---------    ---------
Balance, End of Year.......................   $ 435,051    $ 423,030    $ 417,764    $ 377,585    $ 359,254
                                              =========    =========    =========    =========    =========

     In order to comply with certain regulatory reporting requirements, management has prepared the following table which provides the components of the Allowance for Possible Credit Losses by loan category. This breakdown of the Allowance reflects management's best estimate of possible credit losses based on the loss potential associated with specific loans, subjective assessment of risk characteristics in the portfolio and historical loss experience. This breakdown should not be taken as an indication of future losses or that losses will occur in these proportions.

     The Corporation and its subsidiaries do not maintain specific reserves against any loan or particular group of loans as it is management's policy to charge off all losses as they become known. The Allowance should be considered in its entirety as available for credit losses across the entire portfolio. It is management's opinion that the Allowance for Possible Loan Losses at December 31, 1994, is adequate to cover future losses.

          ANALYSIS OF ALLOWANCE FOR POSSIBLE CREDIT LOSSES BY CATEGORY

                                                          DECEMBER 31, 1994               DECEMBER 31, 1993
                                                     ----------------------------    ----------------------------
                                                      DISTRIBUTION       PERCENT      DISTRIBUTION       PERCENT
                  LOAN CATEGORY                       OF ALLOWANCE      OF TOTAL      OF ALLOWANCE      OF TOTAL
- --------------------------------------------------   ---------------    ---------    ---------------    ---------
                                                     (IN THOUSANDS)                  (IN THOUSANDS)
Commercial........................................      $ 110,205          25.3%        $ 135,088          31.9%
Real Estate Construction..........................         12,227           2.8            27,635           6.5
Residential Mortgage..............................            488           0.1               734           0.2
Mortgages Held for Sale...........................             --            --                --            --
Consumer..........................................         43,243          10.0            40,401           9.6
Lease Financing...................................          1,724           0.4             1,363           0.3
Foreign...........................................          4,364           1.0             8,048           1.9
Unallocated Allowance.............................        262,800          60.4           209,761          49.6
                                                     ---------------    ---------    ---------------    ---------
                                                        $ 435,051         100.0%        $ 423,030         100.0%
                                                     ===============    =========    ===============    =========

     The following tables represent a summary and an analysis of the Corporation's loan and lease data, including charge-offs and recoveries, as well as related ratios for the five years ended December 31, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       ANALYSIS OF LOAN AND LEASE LOSSES

                                                1994         1993         1992         1991         1990
                                              --------     --------     --------     --------     --------
                                                                     (IN THOUSANDS)
COMMERCIAL LOANS:
  Charge-Offs.............................    $ 58,519     $109,713     $143,687     $ 93,966     $ 74,143
  Recoveries..............................      43,266       56,379       24,609       22,899       28,344
                                              --------     --------     --------     --------     --------
  NET CHARGE-OFFS.........................    $ 15,253     $ 53,334     $119,078     $ 71,067     $ 45,799
                                              --------     --------     --------     --------     --------
REAL ESTATE CONSTRUCTION LOANS:
  Charge-Offs.............................    $  2,345     $ 24,652     $ 26,201     $ 25,507     $ 29,237
  Recoveries..............................       4,529        5,298        3,346        2,810          658
                                              --------     --------     --------     --------     --------
  NET CHARGE-OFFS (RECOVERIES)............    $ (2,184)    $ 19,354     $ 22,855     $ 22,697     $ 28,579
                                              --------     --------     --------     --------     --------
RESIDENTIAL MORTGAGE LOANS:
  Charge-Offs.............................    $    555     $    210     $    642     $    637     $  1,131
  Recoveries..............................          59          134          126          270          539
                                              --------     --------     --------     --------     --------
  NET CHARGE-OFFS.........................    $    496     $     76     $    516     $    367     $    592
                                              --------     --------     --------     --------     --------
CONSUMER LOANS:
  Charge-Offs.............................    $ 52,780     $ 54,171     $ 66,116     $ 73,290     $ 65,156
  Recoveries..............................      26,897       26,217       26,944       25,052       19,792
                                              --------     --------     --------     --------     --------
  NET CHARGE-OFFS.........................    $ 25,883     $ 27,954     $ 39,172     $ 48,238     $ 45,364
                                              --------     --------     --------     --------     --------
LEASE FINANCING:
  Charge-Offs.............................    $  2,366     $  3,064     $  6,000     $ 12,988     $  4,257
  Recoveries..............................       1,314        1,702        2,001        1,897          670
                                              --------     --------     --------     --------     --------
  NET CHARGE-OFFS.........................    $  1,052     $  1,362     $  3,999     $ 11,091     $  3,587
                                              --------     --------     --------     --------     --------
FOREIGN LOANS:
  Charge-Offs.............................    $  4,461     $ 14,291     $ 14,214     $  5,305     $  2,169
  Recoveries..............................       4,495        1,846           86        7,990        1,281
                                              --------     --------     --------     --------     --------
  NET CHARGE-OFFS (RECOVERIES)............    $    (34)    $ 12,445     $ 14,128     $ (2,685)    $    888
                                              --------     --------     --------     --------     --------
TOTAL LOANS:
  Charge-Offs.............................    $121,026     $206,101     $256,860     $211,693     $176,093
  Recoveries..............................      80,560       91,576       57,112       60,918       51,284
                                              --------     --------     --------     --------     --------
  NET CHARGE-OFFS.........................    $ 40,466     $114,525     $199,748     $150,775     $124,809
                                              ========     ========     ========     ========     ========

                   DAILY AVERAGE LOANS AND LEASES OUTSTANDING

                                                1994         1993         1992         1991         1990
                                              --------     --------     --------     --------     --------
                                                                     (IN MILLIONS)
  Commercial..............................    $ 14,408     $ 13,696     $ 13,281     $ 12,439     $ 11,764
  Real Estate Construction................         768          813          993        1,113        1,134
  Residential Mortgage....................       3,012        2,784        2,915        2,684        2,605
  Consumer................................       7,148        6,493        6,126        5,601        5,207
  Lease Financing.........................         308          258          265          278          298
  Foreign.................................       1,146        1,069        1,115        1,175        1,131
                                              --------     --------     --------     --------     --------
       TOTAL..............................    $ 26,790     $ 25,113     $ 24,695     $ 23,290     $ 22,139
                                              ========     ========     ========     ========     ========

                       ANALYSIS OF NET CHARGE-OFF RATIOS

                                                1994         1993         1992         1991         1990
                                              --------     --------     --------     --------     --------
Net Charge-Offs (Recoveries) as a Percent
  of Average Loans and Leases Outstanding:
  Commercial..............................        0.11%        0.39%        0.90%        0.57%        0.39%
  Real Estate Construction................       (0.28)        2.38         2.30         2.04         2.52
  Residential Mortgage....................        0.02           --         0.02         0.01         0.02
  Consumer................................        0.36         0.43         0.64         0.86         0.87
  Lease Financing.........................        0.34         0.53         1.51         3.99         1.20
  Foreign.................................          --         1.16         1.27        (0.23)        0.08
                                              --------     --------     --------     --------     --------
       TOTAL..............................        0.15%        0.46%        0.81%        0.65%        0.56%
                                              ========     ========     ========     ========     ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                             SELECTED CREDIT RATIOS

                                                          1994        1993       1992       1991       1990
                                                        --------     ------     ------     ------     ------
Provision for Possible Credit Losses as a Percent of
  Average Loans and Leases Outstanding...............       0.19%      0.48%      0.93%      0.71%      0.68%
Recoveries as a Percent of Charge-Offs...............      66.56      44.43      22.23      28.78      29.12
Loan Loss Coverage Ratio --
  Provision for Possible Credit Losses plus Income
  Before Income Taxes as a Multiple of Net
  Charge-Offs........................................      21.40X      7.17x      3.51x      4.31x      4.80x
Allowance for Possible Credit Losses as a Percent of:
  Net Charge-Offs....................................   1,075.10%    369.38%    209.15%    250.43%    287.84%
  Total Loans and Leases (year end)..................       1.49       1.66       1.66       1.59       1.56
  Nonperforming Loans and Leases* (year end).........     241.64     157.28     118.63      96.72     119.97

- -------------------------
* Excludes $88.9 million of renegotiated Mexican government debt at December 31, 1992, 1991 and 1990. Concurrent with the implementation of SFAS No. 115, effective December 31, 1993, this debt was reclassified from loans to "Investment Securities Available-for-Sale."

NON-INTEREST INCOME

     Non-interest income declined by $39.8 million, or 6.8 percent, in 1994, following an increase of $56.2 million, or 10.6 percent, in 1993. The major causes of the decrease in 1994 were: (1) a $27.7 million decrease in the profit on mortgage sales during the year, which was the result of lower mortgage refinancing volumes and a decision to hold more of the mortgages that were generated in the mortgage loan portfolio; (2) a swing of $11.8 million from securities gains in 1993 to securities losses in 1994, and (3) a reduction of $7.5 million in the gain on the sale of Other Real Estate Owned (OREO). These gains essentially are generated from the sale of properties previously taken in settlement of problem loans. The lower level of gains in 1994 reflect the reduced level of such properties owned and held for sale.

     The two largest components of non-interest income, accounting for nearly 58 percent of the total in 1994, were deposit service charges and trust fees. Service charges on deposit account business decreased by $5.4 million in 1994 following an increase of $7.0 million in 1993. The decline in 1994 was attributable to a higher credit given for balances maintained in business accounts as the general level of interest rates rose substantially during the year following four years of decline. Trust fees rose by $7.8 million in 1994 following an increase of $9.7 million in the prior year. The increases reflected volumes of business in each year, while 1993 results were favorably affected by a rise in stock and bond prices. Other areas exhibiting particularly good growth in 1994 were data processing fees and fees earned for the issuance of commercial and standby letters of credit. The latter business continues to be supported by the "double A" credit ratings from Moody's and Standard & Poor's for NBD Bank in Detroit and NBD Bank, N.A. in Indianapolis. Revenues from retail mutual fund sales business and securities trading and underwriting activities were each adversely impacted by unfavorable market conditions during much of 1994.

     The large variability in securities gains over the past three years can be attributed mainly to a $7.6 million gain taken in 1993 on the sale of an equity holding in a nonbank financial services company.

     The "Other" classification contains income items which are generally small in amount or infrequent in occurrence. Results in 1994 benefitted from $8.0 million attributable to the return on the Corporation's investment, made early in 1994, in corporate-owned life insurance. Results in 1993 included a gain of $9.6 million on the sale of certain credit card receivables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        ANALYSIS OF NON-INTEREST INCOME

                                                                                           PERCENT CHANGE
                                                                                        ---------------------
                                                   1994         1993         1992       1993-94      1992-93
                                                 --------     --------     --------     --------     --------
                                                           (IN THOUSANDS)
Deposit Service Charges.......................   $159,996     $165,416     $158,380        (3.3)%        4.4%
Trust Income..................................    157,355      149,552      139,856         5.2          6.9
Credit Card Fees..............................     38,566       36,050       37,308         7.0         (3.4)
Data Processing Fees..........................     31,674       28,863       25,339         9.7         13.9
Letter of Credit Fees.........................     22,893       20,558       18,333        11.4         12.1
Other Domestic and International Fees.........     20,129       22,034       24,945        (8.6)       (11.7)
Mortgage Loan Servicing.......................     17,848       19,397       19,373        (8.0)         0.1
Insurance Premiums and Commissions............     15,034       16,926       16,254       (11.2)         4.1
Foreign Exchange and Translation..............     13,496       12,568       11,741         7.4          7.0
Retail Banking Fees...........................     13,434       13,389       15,621         0.3        (14.3)
Rental Income.................................     10,435       10,177        8,715         2.5         16.8
Mutual Fund and Annuity Product Fees..........      7,028        8,868        2,946       (20.7)       201.0
OREO Gains....................................      6,384       13,852          293       (53.9)         n/m
Securities Trading and Underwriting...........      5,631        7,671        7,827       (26.6)        (2.0)
Profit on Mortgage Sales......................      3,146       30,843       19,082       (89.8)        61.6
Securities Gains(Losses)......................     (2,469)       9,328        1,614         n/m        478.0
Other.........................................     24,986       19,891       21,581        25.6         (7.8)
                                                 --------     --------     --------     --------     --------
    Total Non-Interest Income.................   $545,566     $585,383     $529,208        (6.8)%       10.6%
                                                 ========     ========     ========     =======      =======

- -------------------------
n/m -- not meaningful

COMPENSATION EXPENSE

     Total compensation expense increased by $17.0 million, or 2.4 percent, in 1994, following a $27.5 million, or 4.1 percent, increase between 1992 and 1993. Average compensation per employee, including all benefit costs, rose by 4.9 percent in 1994, while average employment on a full-time equivalent basis declined by 446 people, or 2.4 percent, between 1993 and 1994. Average employment during the fourth quarter of 1994 alone was 17,792 compared with 18,231 for the full year.

     The rate of increase for employee benefit costs has been reduced from 15.1 percent in 1991 and 11.9 percent in 1992 to 6.2 percent and 5.9 percent in 1993 and 1994, respectively. While health care costs remain by far the largest individual category of benefits expense, the implementation on an annual basis in recent years of increased employee deductibles and certain other cost-sharing arrangements, as well as increased employee usage of health maintenance organizations, has appreciably slowed the annual rate of increase in such costs. We continuously monitor our various health care plans to gain better control of these costs while still providing a comprehensive health care plan for employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                        ANALYSIS OF COMPENSATION EXPENSE

                                                                                            PERCENT INCREASE
                                                                                               (DECREASE)
                                                                                          --------------------
                                                        1994        1993        1992      1993-94     1992-93
                                                      --------    --------    --------    --------    --------
                                                               (IN THOUSANDS)
Salaries...........................................   $542,565    $535,472    $517,763       1.3 %       3.4%
Benefits...........................................    178,168     168,272     158,477       5.9         6.2
                                                      --------    --------    --------    ------       -----
Total Compensation Expense.........................   $720,733    $703,744    $676,240       2.4 %       4.1%
                                                      ========    ========    ========    ======       =====
Average Full-Time Equivalent Staff.................     18,231      18,677      18,612      (2.4)%       0.3%
                                                      ========    ========    ========    ======       =====
Per Employee:
  Average Salary Expense...........................   $ 29,760    $ 28,670    $ 27,819       3.8 %       3.1%
  Average Benefits Expense.........................      9,773       9,010       8,515       8.5         5.8
                                                      --------    --------    --------    ------       -----
  Average Total Compensation.......................   $ 39,533    $ 37,680    $ 36,334       4.9 %       3.7%
                                                      ========    ========    ========    ======       =====

     As of January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." It requires the accrual of benefits provided to former or inactive employees after employment but prior to retirement. These benefits primarily are related to long-term disabilities. The cumulative effect of adopting SFAS No. 112 was a charge of $12.3 million -- $7.9 million net of income taxes, or $0.05 per share, in 1994.

     During 1992, the Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This Statement requires accrual of employee postretirement benefits during the years earned while employed. The initial obligation for prior service amounted to $58.9 million ($37.9 million -- or $0.24 per share -- after tax effect). This future obligation was recognized as a one-time charge at the beginning of 1992.

     The Corporation's pension plans remain well funded. At December 31, 1994, the total projected benefit obligation was $525 million, while the market value of pension fund assets amounted to approximately $568 million. The decline in long-term interest rates from 1990 to late 1993, and subsequent sharp increase since then, along with relative stability of the inflation rate at a lower level in recent years, has affected the assumptions used in determining the actuarial present value of the projected benefit obligations. For a more detailed description of the pension and other employee benefit plans, see Note 9 to the Financial Statements.

OTHER NON-INTEREST EXPENSES

     All other non-interest expenses declined by $34.6 million, or 5.6 percent, in 1994, following a $32.3 million, or 5.5 percent, increase between 1992 and 1993 (excluding $76.1 million of merger-related expenses in the 1992 figure). The largest factor accounting for the decline of $9.9 million of intangibles amortization in 1994 was related to the reduction in amortization of purchased mortgage servicing rights. The amount of unamortized mortgage servicing rights at year-end 1994 was $1.9 million. Expenses associated with Other Real Estate Owned declined by $7.4 million in 1994 due to lower write-downs on properties which had previously been taken in settlement of loans. A $6.3 million net reduction in stationery and supplies expense between 1994 and 1993 primarily reflected greater buying power and increased efficiencies related to volume purchases.

     The largest individual items accounting for the increase between 1992 and 1993 were: (1) a $6.1 million increase in occupancy expense; (2) a $4.2 million increase in amortization of intangibles due to the write-off of purchased mortgage servicing rights during a year (1993) of substantially increased refinancing activities, and (3) a $4.2 million rise in travel and entertainment expenses, a large part of which was due to the additional travel-related expenses resulting from the large-scale conversion of the Indiana banks' operating systems to those of NBD Bancorp.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                       ANALYSIS OF NON-INTEREST EXPENSES

                                                                                             PERCENT CHANGE
                                                                                          --------------------
                                                        1994        1993        1992      1993-94     1992-93
                                                      --------    --------    --------    --------    --------
                                                               (IN THOUSANDS)
Net Occupancy......................................   $117,253    $118,063    $111,947       (0.7)%       5.5%
Equipment Rentals, Depreciation and Maintenance....     89,590      84,280      80,063        6.3         5.3
FDIC and Other Regulatory Assessments..............     66,663      68,766      70,145       (3.1)       (2.0)
Telephone..........................................     31,132      29,174      25,982        6.7        12.3
Purchased Services.................................     28,488      27,628      33,722        3.1       (18.1)
Professional Services..............................     27,482      29,852      28,099       (7.9)        6.2
Amortization of Intangibles........................     25,806      35,742      31,568      (27.8)       13.2
Operating and Other Taxes..........................     24,637      23,629      21,747        4.3         8.7
Marketing..........................................     21,887      22,025      20,852       (0.6)        5.6
Postage............................................     19,841      20,658      20,074       (4.0)        2.9
Stationery and Supplies............................     16,632      22,958      23,081      (27.6)       (0.5)
Travel and Entertainment...........................     16,192      18,300      14,134      (11.5)       29.5
Public Relations...................................     12,623      11,134       8,314       13.4        33.9
Loan and Credit Charges............................      9,081       8,782      10,298        3.4       (14.7)
Armored Carrier and Cartage........................      8,019       8,088       6,779       (0.9)       19.3
Federal Reserve Service Charges....................      7,527       8,411       8,145      (10.5)        3.3
Other Real Estate Owned Expense....................      4,182      11,582       8,474      (63.9)       36.7
Other Insurance....................................      3,616       4,196       4,443      (13.8)       (5.6)
Other..............................................     52,886      64,828      57,941      (18.4)       11.9
                                                      --------    --------    --------    --------    --------
  Sub-Total........................................   $583,537    $618,096    $585,808       (5.6)%      5.5%
Merger-Related Expenses............................         --          --      76,071         --          --
                                                      --------    --------    --------    --------    --------
  Total Other Non-Interest Expenses................   $583,537    $618,096    $661,879       (5.6)%      (6.6)%
                                                      ========    ========    ========    =======     =======

INCOME TAXES

     The Corporation's income tax expense was $266.8 million in 1994, up from $220.1 million in 1993 and $134.4 million in 1992. The increase of $46.7 million in income tax expense in 1994 primarily can be accounted for by a $112.1 million rise in pre-tax income between 1993 and 1994, as well as an increase in the proportion of pre-tax income that was subject to income taxes.

     The increase of $85.7 million in income tax expense in 1993 can be attributed principally to a $229.6 million increase in pre-tax income over 1992 (which was impacted by $76.1 million of merger-related expenses) and an increase in the statutory tax rate, as well as by the increased proportion of pre-tax income that was subject to income taxes.

     The statutory tax rate on the Corporation's taxable earnings was increased from 34 percent in 1992 to 35 percent in 1993 and 1994. The higher tax rate increased the income tax expense by $7.0 million in 1993, which was partially offset by a $4.8 million tax benefit relating to a revaluation of the net deferred tax receivable to the new tax rate. The adoption early in 1993 of SFAS No. 109, "Accounting for Income Taxes," increased reported Net Income in that year by nearly $4.0 million, or $0.03 per share. For a more detailed discussion and analysis of income taxes, including the adoption of SFAS No. 109, see Note 10 to the Financial Statements.

     The tax reform act of 1986 raised from 20 percent to 100 percent the disallowance of the interest cost on funds employed to carry most tax-exempt loans and securities acquired after August 7, 1986. As a result of continued maturities in the tax-exempt portfolio, a greater proportion of pre-tax earnings has been subject to federal income taxes in each of the past three years. The effective rate increased from 28.4 percent in 1992 to 31.4 percent in 1993 and then to 32.8 percent in 1994.

     The Corporation's banks are required to maintain sizeable cash reserves at the Federal Reserve Bank. These non-earning reserves are not required of nonbank companies (e.g., money market mutual funds) that offer competitive deposit-type instruments and services. When the average yield on our earning assets (7.45 percent) is applied to the average reserve maintained ($330 million) during 1994, the result is a reduction in after-tax income of $16 million, or $0.10 per share. Inasmuch as nearly all of the earnings of the Federal Reserve System

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

are remitted to the United States Treasury, this foregone income essentially represents an additional tax on shareholders.

CAPITAL ACCOUNTS

     Shareholders' equity increased by $42.9 million in 1994, to $3.3 billion at year-end. This increase was despite: (1) the purchase for approximately $167 million of 5.4 million shares of the Corporation's common stock, most of which were reissued on January 9, 1995, in connection with the purchase of AmeriFed Financial Corp. and (2) recording a fair value adjustment on Available-for-Sale
(AFS) Investment Securities of $147.3 million between year-end 1993 and 1994. This latter recognition is required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which is discussed in the Note 1(c) to the Financial Statements. The fair value adjustment is attributable to the sharp increase in interest rates during 1994, rather than any deterioration in the quality of the AFS portfolio.

                        ANALYSIS OF SHAREHOLDERS' EQUITY

                                                                          1994         1993         1992
                                                                        --------     --------     --------
                                                                                  (IN MILLIONS)
Balance, Beginning of Year...........................................   $3,248.6     $2,940.9     $2,716.1
  Net Income for the Year............................................      531.7        485.8        300.1
  Cash Dividends Declared............................................     (193.9)      (173.5)      (166.7)
  Purchase of Common Stock...........................................     (166.6)       (13.4)      (134.2)
  Fair Value Adjustment on Available-for-Sale Securities.............     (147.3)        (7.0)          --
  Foreign Currency Translation Adjustment............................        2.6         (1.2)        (4.0)
  Deferred Compensation Changes......................................       (1.1)        (1.0)        31.9
  Acquisitions.......................................................         --           --        168.2
  Shares Issued for Conversion of Subordinated Debentures............         --           --         13.1
  Other Transactions.................................................       17.5         18.0         16.4
                                                                        --------     --------     --------
Balance, End of Year.................................................   $3,291.5     $3,248.6     $2,940.9
                                                                         =======      =======      =======
Book Value Per Common Share, End of Year.............................   $  21.11     $  20.21     $  18.34
Market Value Per Share, End of Year..................................   $  27.38     $  29.75     $  32.75
Market Value as Percent of Book Value................................      129.7%       147.2%       178.6%
Common Dividends Declared as a Percent of Net Income, Per Share......       36.7%        35.9%        55.6%
Long-Term Debt as a Percent of Equity Capital Plus Allowance for
  Credit Losses and Long-Term Debt, End of Year......................       40.2%        28.1%        22.5%
Common Shareholders' Equity as a Percent of:(1)
  Total Assets.......................................................        7.5%         7.8%         7.3%
  Earning Assets.....................................................        8.3%         8.6%         7.9%
  Loans and Leases, Net of Allowance for Possible Credit Losses, and
    Unearned Income..................................................       12.5%        12.6%        11.8%
Common Shareholders' Equity Plus Allowance for Possible Credit
  Losses, as a Percent of Loans and Leases(1)........................       14.0%        14.2%        13.3%
Assets to Common Shareholders' Equity(1).............................      13.29X       12.82x       13.78x
           times
Return on Assets(1)..................................................       1.21%        1.21%        0.76%
           equals
Return on Common Shareholders' Equity(1).............................      16.09%       15.57%       10.44%
           times
Earnings Retained(2).................................................      63.53%       64.29%       44.46%
           equals
Internal Equity Capital Growth Rate..................................      10.22%       10.01%        4.64%

- -------------------------
(1) Based on daily average balances.
(2) Excludes impact of conversions of capital notes, purchases and issuance of common stock and other adjustments to capital accounts.

     Regulatory risk-adjusted capital adequacy standards became fully effective on January 1, 1993. The principal features of the standards are as follows: (1) required capital levels are based on the specified regulatory risk in the various asset categories; (2) certain "off-balance sheet" items, such as standby letters of credit and interest rate

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

swaps, require capital allocations, and (3) the definition of what constitutes capital has been refined. Equity capital, net of certain adjustments for intangible assets, investments in nonconsolidated subsidiaries and the fair value adjustment for AFS securities, and certain classes of preferred stock are considered Tier 1 capital. Total capital consists basically of Tier 1 capital plus subordinated debt, some types of preferred stock and a limited amount of the Allowance for Possible Credit Losses.

     Regulatory authorities have also established a minimum level of Tier 1 capital to total assets, a so-called "leverage" ratio, which is determined by dividing Tier 1 Capital by total assets net of intangible assets. The standards call for minimum Tier 1 and Total capital ratios of 4 percent and 8 percent, respectively, and a minimum Tier 1 leverage ratio of 3 percent. As can be noted in the following table, the Corporation's ratios have comfortably exceeded these regulatory standards.

                         ANALYSIS OF REGULATORY CAPITAL

                                                                                      DECEMBER 31
                                                                               --------------------------
                                                                                1994      1993      1992
                                                                               ------    ------    ------
                                                                                  (DOLLARS IN MILLIONS)
TIER 1 CAPITAL:
  Common Shareholders' Equity...............................................   $3,292    $3,249    $2,941
  Intangible Assets and Other Adjustments...................................     (112)     (282)     (316)
                                                                               ------    ------    ------
    Total Tier 1 Capital....................................................   $3,180    $2,967    $2,625
                                                                               ======    ======    ======
TOTAL CAPITAL:
  Common Shareholders' Equity...............................................   $3,292    $3,249    $2,941
  Qualifying Allowance for Possible Credit Losses...........................      435       406       387
  Qualifying Long-Term Debt.................................................    1,102     1,054       706
  Intangible Assets and Other Adjustments...................................     (117)     (285)     (316)
                                                                               ------    ------    ------
    Total Capital...........................................................   $4,712    $4,424    $3,718
                                                                               ======    ======    ======
RISK-BASED CAPITAL RATIOS:
  Tier 1 Capital Ratio......................................................     8.44%     9.13%     8.48%
  Total Capital Ratio.......................................................    12.50%    13.61%    12.01%
TIER 1 LEVERAGE RATIO.......................................................     6.77%     7.33%     6.46%

     During the 1992-94 period, the Corporation strengthened its capital position through the net increase of $350 million in subordinated debt of the parent company, NBD Bancorp, Inc., which was the result of issuing $550 million of such securities less the early redemption of $200 million convertible debentures outstanding. In addition, NBD Bank (Michigan) issued $450 million of subordinated debt to bolster its capital position. The debt that is included in regulatory total capital at December 31, 1994, has no scheduled maturities until the year 2002.

SOURCE OF FUNDS

     Total sources of funds utilized to support the Corporation's earning assets increased by $3,597 million, or nearly 10 percent, on a daily average basis between 1993 and 1994. However, the mix of funds changed noticeably, with net core deposits declining by $646 million, or 2.6 percent, and other major categories of funding rising in aggregate by $4,243 million, or 37.0 percent. Within the core deposit base, demand deposits, net of items in process of collection ("float") and due from other banks, were up $139 million, or 3.1 percent, notwithstanding the more restrictive Federal Reserve monetary policy that commenced in February of 1994. On a daily average basis, savings account balances rose by $543 million, or 7.5 percent, to $7,795 million, although they ended the year at a modestly lower level -- $7,680 million. The sharp increase in competitive market rates of interest during 1994 resulted in an outflow of money market account balances as well as other core time deposit money. In aggregate, such balances declined by $1,328 million, or by 10.1 percent. The Corporation's banks instituted a more competitive rate structure on time deposit accounts early in 1994, and balances first stabilized and then increased, particularly during the final two months of the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                ANALYSIS OF SOURCES OF FUNDS FOR EARNING ASSETS

                                                                                     FULL YEAR
                                                                          -------------------------------
                                                                           1994        1993        1992
                                                                          -------     -------     -------
                                                                           (DAILY AVERAGES IN MILLIONS)
Total Earning Assets...................................................   $39,971     $36,374     $36,228
                                                                          =======     =======     =======
Source of Funds:
  Net Core Deposits:
    Demand Deposits (net of items in process of collection and due from
      other banks).....................................................   $ 4,638     $ 4,499     $ 4,032
    Savings Deposits...................................................     7,795       7,252       6,279
    Money Market Accounts..............................................     5,278       5,918       6,030
    Other Time Deposits................................................     6,538       7,226       9,055
                                                                          -------     -------     -------
       Total -- Net Core Deposits......................................    24,249      24,895      25,396
                                                                          -------     -------     -------
Large Certificates of Deposit..........................................     2,424       1,577       2,043
Foreign Office Time Deposits...........................................     2,699       1,741       1,615
Short-Term Borrowings..................................................     6,648       4,994       4,624
                                                                          -------     -------     -------
       Total -- Short-Term Interest-Bearing Funds......................    11,771       8,312       8,282
                                                                          -------     -------     -------
Long-Term Debt.........................................................     2,061       1,230         804
All Other..............................................................     1,890       1,937       1,746
                                                                          -------     -------     -------
       Total Sources of Funds..........................................   $39,971     $36,374     $36,228
                                                                          =======     =======     =======
Net Interest Margin (FTE) on Earning Assets............................      4.22%       4.48%       4.39%
                                                                          =======     =======     =======

     Reliance on short-term borrowings and large (i.e., $100,000 and over) certificates of deposit (CDs) increased to support loan demand that gathered strength as the year progressed. Large CDs increased by $847 million, or more than 53 percent, while short-term (i.e., less than one year in original maturity) borrowings rose $1,654 million, or by approximately one-third. An analysis of domestic time deposits of $100,000 or more, as of December 31, 1994, is shown in the following table, while a more detailed listing and discussion of short-term borrowings is included in Note 7 to the Financial Statements.

ANALYSIS OF MATURITY DISTRIBUTION OF DOMESTIC TIME DEPOSITS OF $100,000 OR MORE

                                                                           AS OF DECEMBER 31, 1994
                                                                           ------------------------
                                                                                (IN MILLIONS)
        Amount Maturing in:
          3 Months or Less..............................................            $  890
          Over 3 to 6 Months............................................               354
          Over 6 Months to One Year.....................................               336
          Over One Year.................................................               303
                                                                                  --------
                                                                                    $1,883
                                                                                  ========

     The increase in foreign office time deposits primarily reflected the increased use of Eurodollar deposits to fund domestic loan growth.

     The increase in "Long-Term Debt" during the 1992-94 period is related primarily to management's strategy of match-funding certain purchases of investment securities, as well as to maintain the strength of the Corporation's and subsidiary banks' risk-based capital ratios. It has also served to provide flexibility in managing the Corporation's liquidity position.

INVESTMENT SECURITIES

     Total holdings of investment securities increased by $2,031 million, or
19.5 percent, between year-ends 1993 and 1994, and ended the year at $12,423 million. On a daily average basis, they increased by $1,941 million, or 18.9 percent, to $12,195 million in 1994. Changes in the portfolio between year-end 1993 and 1994 were: (1) an increase of $2,647 million in securities of U. S. Government Agencies; (2) a $476 million decrease

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in holdings of U. S. Treasury securities; (3) a $129 million reduction in private issue collateralized mortgage obligations (CMOs), and (4) a $15 million decline in holdings of tax-exempt securities.

     The large increase in U. S. Government Agency holdings resulted primarily from two programs to acquire a total of $2,860 million of mortgage pass-through securities issued or guaranteed by the Government National Mortgage Association
(GNMA) and the Federal National Mortgage Association (FNMA). Approximately $1,075 million of adjustable rate GNMAs, which contain a one-year rate adjustment feature, are being funded with short-term borrowings, and $1,500 million of fixed-rate GNMA and FNMA securities are essentially match-funded with interest-bearing liabilities of comparable maturity. An additional $285 million of these fixed-rate securities were being funded with short-term borrowings as of December 31, 1994.

                       HOLDINGS OF INVESTMENT SECURITIES

                                                                  INVESTMENT SECURITIES AVAILABLE-FOR-SALE
                                                               ----------------------------------------------
                                                               DECEMBER 31      DECEMBER 31      DECEMBER 31
                                                                   1994             1993             1992
                                                               ------------     ------------     ------------
                                                                               (IN MILLIONS)
U. S. Treasury..............................................      $  505           $  975          $     --
U. S. Government Agencies:
  Mortgage-backed Securities................................       2,495              730                --
  Collateralized Mortgage Obligations.......................       1,420            1,658                --
  Other.....................................................          24                3                --
States and Political Subdivisions...........................          76                1                --
Collateralized Mortgage Obligations.........................         111              240                --
Other.......................................................         183              177                --
                                                               ------------     ------------     ------------
       Total................................................      $4,814           $3,784          $     --
                                                               ============     ============     ============

                                                                   INVESTMENT SECURITIES HELD-TO-MATURITY
                                                               ----------------------------------------------
                                                               DECEMBER 31      DECEMBER 31      DECEMBER 31
                                                                   1994             1993             1992
                                                               ------------     ------------     ------------
                                                                               (IN MILLIONS)
U. S. Treasury..............................................      $  520           $  526          $  1,719
U. S. Government Agencies:
  Mortgage-backed Securities................................       5,665            4,564             5,569
  Collateralized Mortgage Obligations.......................          --               --             1,302
  Other.....................................................           8               10                35
States and Political Subdivisions...........................       1,415            1,505             1,604
Collateralized Mortgage Obligations.........................          --               --               581
Other.......................................................           1                2                92
                                                               ------------     ------------     ------------
       Total................................................      $7,609           $6,607          $ 10,902
                                                               ============     ============     ============

- -------------------------
Note: Investment Securities were not categorized as "Available-for-Sale" and "Held-to-Maturity" until December 31, 1993. All holdings were classified as "Held-to-Maturity" at December 31, 1992.

     Effective December 31, 1993, the Corporation implemented SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This requires the following: (1) debt securities that the Corporation has the positive intent and ability to hold to maturity are to be classified as "Investment Securities Held-to-Maturity" (HTM) and reported at amortized cost;
(2) debt and equity securities that are bought and held principally for the purpose of selling in the near term are to be classified as "Trading Account Securities" and reported at fair value, with unrealized gains and losses included in earnings, and (3) debt and equity securities not classified as "Held-to-Maturity" or "Trading Account" are to be classified as "Investment Securities Available-for-Sale" (AFS) and reported at fair value. Fair value adjustments are excluded from earnings and reported in a separate component of shareholders' equity, net of tax.

     At December 31, 1993, the existing portfolio of Investment Securities held by the Corporation's banks was classified as follows: (1) Held-to-Maturity -- U.
S. Government Securities with remaining maturities of more than two years, essentially all tax-exempt securities and fixed-rate mortgage pass-through securities and (2) Available-for-Sale -- all other investment securities. Securities acquired after December 31, 1993, have been classified as HTM or AFS on an individual basis at the time of acquisition.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     As of December 31, 1994, the aggregate fair value of the Investment Securities Held-to-Maturity was $227 million (before tax effect), or 3.0 percent, below the carrying value shown on the Consolidated Balance Sheet. The "Fair Value Adjustment on Available-for-Sale Securities" component of shareholders' equity shows a negative balance of approximately $154 million as of December 31, 1994, compared to $7 million at year-end 1993. The $147 million increase was the result of the sharp increase in interest rates during 1994, which reduced the market value of previously acquired fixed-rate securities. It should be noted, however, that a sizeable portion of the mortgage-backed securities portfolio has been funded by fixed-rate liabilities of comparable maturity. The current value of this relatively low-cost financing is not reflected in the financial statements.

     The maturity distribution and yields, on a fully taxable equivalent basis, of the major components of the investment securities portfolio at December 31, 1994, are shown below. The maturity distribution of mortgage-backed securities and collateralized mortgage obligations is based on average expected maturities, which differ from contractual maturities, because borrowers have the right to prepay the underlying mortgages. Actual yields and maturities may differ from expected yields and maturities because the rate of prepayment, which is influenced by changes in the level of interest rates, as well as other economic conditions, cannot be forecasted with certainty.

                 INVESTMENT SECURITIES -- YIELDS AND MATURITIES

AS OF DECEMBER 31, 1994:

                                                                         MATURITY
                           ----------------------------------------------------------------------------------------------------

                            WITHIN 1 YEAR          1-2 YEARS            2-5 YEARS            5-10 YEARS        AFTER 10 YEARS
                           ----------------     ----------------     ----------------     ----------------     ----------------
                           AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD     AMOUNT     YIELD
                           ------     -----     ------     -----     ------     -----     ------     -----     ------     -----
                                                                  (DOLLARS IN MILLIONS)
AVAILABLE-FOR-SALE:
U. S. Treasury............   $500      6.97%     $  5       5.51%    $  --         --%    $  --        --%    $   --         --%
U. S. Government Agencies:
 Mortgage-backed
   Securities.............     --        --        --         --        58       5.61       229      6.03      2,208       5.68
 Collateralized Mortgage
   Obligations............    229      3.56       347       4.65       328       6.03       423      6.73         93       6.95
 Other....................     23      6.90        --         --         1       8.13        --        --         --         --
States and Political
 Subdivisions*............     76      6.37        --         --        --         --        --        --         --         --
Collateralized Mortgage
 Obligations..............      7      6.22         4       6.96        83       6.53        17      6.85         --         --
Other**...................     47      6.04         7       8.88        11       7.64         1      7.17        117       5.52
                            -----     -----     -----      -----     -----      -----     -----      -----    ------      -----
 Total....................   $882      5.98%     $363       4.77%    $ 481       6.11%    $ 670      6.49%    $2,418       5.72%
                            =====     =====     =====     ======     =====      =====     =====     =====    =======      =====
HELD-TO-MATURITY:
U. S. Treasury............   $ --        --%     $388       6.20%    $ 132       6.04%    $  --        --%    $   --         --%
U. S. Government Agencies:
 Mortgage-backed
   Securities.............      1     11.30        36       7.45     1,440       7.71     4,176      7.51         12      10.27
 Other....................     --        --        --         --        --         --         8      6.25         --         --
States and Political
 Subdivisions*............    161     10.79       129      10.46       434      10.87       362      9.98        329       9.42
Other.....................      1      8.72        --         --        --         --        --        --         --         --
                            -----     -----     -----      -----     ------     -----    ------      ----     ------      -----
 Total....................   $163     10.78%     $553       7.28%    $2,006      8.28%   $4,546      7.70%    $  341       9.45%
                            =====     =====     =====      =====     ======     =====    ======      ====     ======      =====


                                                  WEIGHTED
                                                  AVERAGE
                                TOTAL             MATURITY
                           -----------------     ------------
                           AMOUNT      YIELD      (YRS/MOS.)
                           ------      -----     ------------

AVAILABLE-FOR-SALE:
U. S. Treasury............  $ 505       6.96%         0/11
U. S. Government Agencies:
 Mortgage-backed
   Securities.............  2,495       5.71         12/11
 Collateralized Mortgage
   Obligations............  1,420       5.56           4/6
 Other....................     24       6.95           1/0
States and Political
 Subdivisions*............     76       6.37           0/8
Collateralized Mortgage
 Obligations..............    111       6.57           4/3
Other**...................    183       5.92          13/4
                           ------      -----
 Total...................  $4,814       5.84%
                          =======      =====
HELD-TO-MATURITY:
U. S. Treasury............  $ 520       6.16%         1/11
U. S. Government Agencies:
 Mortgage-backed
   Securities.............  5,665       7.57          5/11
 Other....................      8       6.25           9/0
States and Political
 Subdivisions*............  1,415      10.26           6/9
Other.....................      1       8.72           0/8
                           ------     ------
 Total.................... $7,609       7.97%
                           ======     ======

- -------------------------
 * Fully taxable equivalent yield is based on a combined federal and state income tax rate of 36.4%.
** Equity securities of $69 million with a yield of 5.01% are included in the After 10 Years category.
Note: Yields are based on amortized cost of securities.

     Included in the $1,491 million of tax-exempt securities at December 31, 1994, were $453 million of obligations of the State of Michigan and its political subdivisions. Except for the securities issued or guaranteed by the State of Michigan and its political subdivisions, no investment in securities of a single issue of non-U. S. Government-guaranteed securities exceeded 10 percent of shareholders' equity at December 31, 1994 or 1993.

LOANS AND LEASE FINANCING

     Total loans and leases outstanding rose by $3,679 million, or 14.4 percent, between year-ends 1993 and 1994, and ended the year at $29,230 million. On a daily average basis, they increased by $1,677 million, or 6.7 percent, to $26,790 million in 1994. The largest category of loans within the total portfolio is comprised of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

commercial and lease financing, which on a combined basis increased by $1,809 million, or 12.8 percent, from $14,080 million at the end of 1993 to $15,889 million at December 31, 1994. On a daily average basis, they rose by $761 million, or 5.2 percent, between 1993 and 1994. Loan growth in 1994 was fostered by the overall strength of the U. S. economy in general and by the particularly good business conditions in our primary Midwestern markets.

     The following two tables summarize year-end totals for the major sectors of the Corporation's total loan portfolio over the last five years. The only noticeable change in the composition of the portfolio during the 1990-94 period has been a decline in the real estate construction category and a concomitant increase in consumer loans.

                      ANALYSIS OF LOAN AND LEASE PORTFOLIO

OUTSTANDINGS:

                                                                          DECEMBER 31
                                                    -------------------------------------------------------
                                                     1994        1993        1992        1991        1990
                                                    -------     -------     -------     -------     -------
                                                                         (IN MILLIONS)
Domestic:
  Commercial.....................................   $15,526     $13,795     $13,588     $12,638     $11,901
  Real Estate Construction.......................       818         789         891       1,143       1,132
  Residential Mortgage...........................     3,352       2,561       2,648       2,421       2,841
  Mortgages Held for Sale........................        30         256         290         271          73
  Consumer.......................................     7,668       6,758       6,402       5,751       5,531
  Lease Financing................................       363         285         258         276         310
                                                    -------     -------     -------     -------     -------
       Sub-Total.................................    27,757      24,444      24,077      22,500      21,788
Foreign..........................................     1,473       1,107       1,067       1,274       1,179
                                                    -------     -------     -------     -------     -------
       Total.....................................   $29,230     $25,551     $25,144     $23,774     $22,967
                                                    =======     =======     =======     =======     =======

PERCENT DISTRIBUTION:

                                                                          DECEMBER 31
                                                    -------------------------------------------------------
                                                     1994        1993        1992        1991        1990
                                                    -------     -------     -------     -------     -------
Domestic:
  Commercial.....................................      53.1%       54.0%       54.1%       53.1%       51.8%
  Real Estate Construction.......................       2.8         3.1         3.5         4.8         4.9
  Residential Mortgage...........................      11.5        10.0        10.5        10.2        12.4
  Mortgages Held for Sale........................       0.1         1.0         1.2         1.1         0.3
  Consumer.......................................      26.2        26.5        25.5        24.2        24.1
  Lease Financing................................       1.3         1.1         1.0         1.2         1.4
                                                    -------     -------     -------     -------     -------
       Sub-Total.................................      95.0        95.7        95.8        94.6        94.9
Foreign..........................................       5.0         4.3         4.2         5.4         5.1
                                                    -------     -------     -------     -------     -------
       Total.....................................     100.0%      100.0%      100.0%      100.0%      100.0%
                                                    =======     =======     =======     =======     =======

     Manufacturing industries represent the largest single concentration within the business loan totals -- just over 30 percent at December 31, 1994. It is estimated that approximately 10 percent of total commercial loans, and 29 percent of loans to manufacturing firms are "automotive related." The largest commercial loan outstanding at year-end 1994 was $57.5 million to a major residential home builder, and the largest loan to a manufacturing firm was $47.0 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     As can be seen in the following tables, the Corporation's domestic business loans at December 31, 1994, were well diversified geographically, as well as by type of borrower.


                                                 By $
         Geographic Distribution                 Loans
- ------------------------------------------     ----------
Southeastern Michigan.....................         26.5%
Indiana...................................         18.9
Outstate Michigan.........................         15.6
Illinois..................................         13.2
Ohio......................................          5.9
New York..................................          2.0
California................................          1.8
Texas.....................................          1.5
Pennsylvania..............................          1.4
Wisconsin.................................          1.3
All Other.................................         11.9
                                                  -----
                                                  100.0%
                                                  =====
                                                   By $
     Industry Concentration                       Loans
- ------------------------------------------      ----------
All Manufacturing.........................         30.4%
Real Estate -- Holding Cos./Trust.........         13.4
Wholesale Trade...........................          9.5
Personal..................................          6.7
Entertainment/Food/Beverage/Communication.          5.9
Services/Professional/Business/Leasing....          4.5
Transportation Services...................          4.4
Retail Consumer Goods.....................          3.7
Real Estate...............................          3.5
Bank/Financial Institutions/Brokers.......          2.9
Agriculture/Forest/Mining.................          2.9
Government/Education......................          2.6
Holding Companies.........................          2.5
Medical/Health Services...................          1.9
Primary Metals............................          1.8
All Other.................................          3.4
                                                  -----
                                                  100.0%
                                                  =====

     At December 31, 1994, total commercial real estate loans amounted to $4,480 million. The components of the total portfolio consisted of: (1) construction loans -- $817 million; (2) investment property loans -- $1,591 million, and (3) owner occupied loans -- $2,072 million.

     Nearly 89 percent of the construction loans were located in the Midwest, with 48 percent in Michigan and approximately 24 percent and 11 percent located in Indiana and Illinois, respectively. The largest construction loan outstanding was $20.3 million. A total of $15.7 million, or 2 percent of the total portfolio, was classified as nonperforming, the largest of which was $5.0 million. One year earlier, the comparable figures were $45.7 million (5.8 percent of the total) and $6.4 million, respectively. Net recoveries of $2.2 million were realized in the construction loan portfolio in 1994, in contrast to net charge-offs of $19.4 million in 1993.

     Almost 96 percent of the investment property loans were sited in the Midwest, with about 40 percent in Michigan, 31 percent in Indiana and 20 percent in Illinois. The largest loan outstanding at year-end 1994 was for $16.1 million. At December 31, 1994, $45.4 million, or 2.9 percent of the total, was classified as nonperforming, the largest of which amounted to $8.0 million. One year earlier, $49.6 million was classified as nonperforming, or 3.2 percent of the portfolio. Net charge-offs of investment property loans amounted to $15.6 million in 1994, down from $18.8 million in 1993.

     Approximately 97 percent of the loans on owner occupied commercial real estate were located in the Midwest, with more than 47 percent in Michigan, nearly 25 percent in Indiana, and 20 percent in Illinois.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     A more detailed analysis of the outstanding commercial real estate loans at year-end 1994 is shown in the following table. The geographic distribution of total commitments to lend and loans outstanding is comparable.

                                                       INVESTMENT                   OWNER
                           CONSTRUCTION                 PROPERTY                  OCCUPIED
                              LOANS                      LOANS                      LOANS                          TOTAL
                   ---------------------------    ---------------------   ---------------------------   ----------------------------
                                    PERCENT                    PERCENT                      PERCENT                       PERCENT
                     AMOUNT         OF TOTAL        AMOUNT    OF TOTAL      AMOUNT          OF TOTAL         AMOUNT       OF TOTAL
                   -------------   ----------    ----------  ---------   -----------      ----------   -------------   -------------
                   (IN MILLIONS)                 (IN MILLIONS)           (IN MILLIONS)                   (IN MILLIONS)
GEOGRAPHIC
DISTRIBUTION:
Michigan.........  $392         48.0%         $  640           40.2%         $  980           47.3%         $2,012           44.9%
Indiana..........   193         23.6             498           31.3             511           24.7           1,202           26.8
Illinois.........    91         11.1             319           20.1             416           20.1             826           18.5
Other Midwest....    51          6.3              69            4.3              99            4.8             219            4.9
All Other........    90         11.0              65            4.1              66            3.1             221            4.9
                   ----       ------          ------          -----          ------          -----          ------          -----
                   $817        100.0%         $1,591          100.0%         $2,072          100.0%         $4,480          100.0%
                   ====       ======          ======          =====          ======          =====          ======          =====

EXPOSURE BY
PROPERTY TYPE:
Industrial.......  $ 71          8.7%         $  239           15.0%         $  884           42.7%         $1,194           26.6%
Office...........    45          5.5             308           19.4             272           13.1             625           13.9
Retail Center....    90         11.0             350           22.0             181            8.7             621           13.9
Single Family
 and Condominiums   262         32.1              48            3.0              94            4.5             404            9.0
Apartments.......    42          5.1             269           16.9              21            1.0             332            7.4
Land Development.   142         17.4              39            2.5              29            1.4             210            4.7
Hotel............    27          3.3             100            6.3              56            2.7             183            4.1
All Other........   138         16.9             238           14.9             535           25.9             911           20.4
                   ----        -----          ------          -----          ------          -----          ------          -----
                   $817        100.0%         $1,591          100.0%         $2,072          100.0%         $4,480          100.0%
                   ====        =====          ======          =====          ======          =====          ======          =====

     Residential mortgage loans outstanding, including those held for sale, increased by $565 million, or 20.0 percent, from $2,817 million at the end of 1993 to $3,382 million at year-end 1994. On a daily average basis, the portfolio rose from $2,784 million in 1993 to $3,012 million in 1994, an increase of $228 million, or 8.2 percent. While the volume of loan originations declined in 1994, a larger proportion of loans closed was retained in the portfolios of the Corporation's banks.

     The consumer loan portfolio increased by $910 million, or 13.5 percent, from $6,758 million at year-end 1993 to $7,668 million at December 31, 1994. On a daily average basis, consumers loans increased by $655 million, or 10.1 percent, from $6,493 million in 1993 to $7,148 million in 1994.

     The expansion of the consumer loan portfolio in recent years has been considerably greater than the growth of the Corporation's total loan portfolio and total earning assets. This has been the result of a deliberate effort to build this portfolio, in part by a broadening of the types of loans sought, both directly through our extensive branch network of more than 600 offices, as well as through the generation of indirect loans from automobile, boat, manufactured housing and other dealers. In addition, the 1992 acquisitions of INB Financial, Summcorp and Gainer Corporation in Indiana significantly expanded the size and diversified the composition of the consumer loan portfolio. Consumer loan loss experience declined again in 1994 and continued to compare favorably with industry averages. The Corporation's net charge-off ratio has been favorably influenced by: (1) the relatively large proportion of home-equity and government-guaranteed student loans; (2) the relatively low proportion of credit card loans, and (3) our high underwriting standards and close monitoring of delinquency trends within the portfolio. Net charge-offs, as a percentage of average outstandings, amounted to 0.36 of 1 percent in 1994, down from 0.43 of 1 percent in 1993 and 0.64 of 1 percent in 1992. During the 1990-91 recessionary period, the consumer loan net charge-off ratio was approximately 0.87 of 1 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSUMER LOANS:

                                                                            DECEMBER 31
                                    --------------------------------------------------------------------------------------------
                                                1994                            1993                            1992
                                    ----------------------------    ----------------------------    ----------------------------
                                                        PERCENT                          PERCENT                         PERCENT
                                        AMOUNT         OF TOTAL       AMOUNT            OF TOTAL       AMOUNT           OF TOTAL
                                    ---------------   ---------     ---------------    ---------    ---------------    ---------
                                            (IN MILLIONS)                   (IN MILLIONS)                  (IN MILLIONS)

Automotive........................      $ 3,470           45.3%         $ 3,043           45.0%         $ 2,762          43.2%
Home Equity.......................        1,230           16.0            1,023           15.1            1,079           16.8
Student Loans.....................          815           10.6              786           11.6              689           10.8
Credit Card.......................          646            8.4              614            9.1              729           11.4
Recreational Vehicles.............          417            5.4              324            4.8              248            3.9
Manufactured Housing..............          345            4.5              316            4.7              286            4.4
Personal Loans....................          290            3.8              261            3.9              284            4.4
Marine............................          250            3.3              192            2.8              179            2.8
All Other.........................          205            2.7              199            3.0              146            2.3
                                        -------        -------          -------        -------          -------         ------
                                        $ 7,668          100.0%         $ 6,758          100.0%         $ 6,402          100.0%
                                        =======        =======          =======        =======          =======         ======

     Foreign loans increased by $366 million, or 33.1 percent, from $1,107 million at year-end 1993 to $1,473 million at December 31, 1994. The bulk of the increase in foreign loans occurred at our Canadian, Australian and London branches. On a daily average basis, the increase was a more modest $77 million, or 7.2 percent, from $1,069 million in 1993 to $1,146 million in 1994.

NONPERFORMING LOANS

     Nonperforming loans are defined to include loans on which interest is not being accrued and restructured loans where interest rates have been renegotiated at below market rates. The trend of such loans over the past five year-ends is shown below. Also shown are: (1) loans 90 days or more past due but still accruing interest -- largely consumer loans, which are either charged off when they become 120 days to 150 days past due or are government guaranteed, and (2) Other Real Estate Owned, which primarily represents the value of collateral taken in settlement of loans.

                        ANALYSIS OF NONPERFORMING LOANS

                                                                                 DECEMBER 31
                                                                 --------------------------------------------
                                                                 1994     1993      1992      1991      1990
                                                                 -----    -----    ------    ------    ------
                                                                            (DOLLARS IN MILLIONS)
Nonaccrual -- Domestic........................................   $ 154    $ 265    $  327    $  367    $  283
            -- Foreign........................................       3        1        24        13         4
Restructured..................................................      23        3         1*       10*       12*
                                                                 -----    -----    ------    ------    ------
    Total Nonperforming Loans.................................   $ 180    $ 269    $  352    $  390    $  299
                                                                 =====    =====    ======    ======    ======
Nonperforming Loans as a Percent of:
  Total Loans and Leases......................................    0.62%    1.05%     1.40%     1.64%     1.30%
  Total Assets................................................    0.38     0.66      0.86      1.01      0.81
  Equity Capital plus Allowance for Possible Credit Losses....    4.83     7.33     10.49     12.62     10.35
Loans 90 Days or More Past Due................................   $  45    $  41    $   37    $   44    $   35
Other Real Estate Owned.......................................   $  29    $  44    $   58    $   60    $   33

- -------------------------
* Excludes $88.9 million of United Mexican States (UMS) obligations (secured by zero-coupon U. S. Treasury securities of comparable maturity) which were renegotiated early in 1990 at a then below market rate. These obligations were reclassified to "Investment Securities Available-for-Sale" at year-end 1993, concurrent with the implementation of SFAS No. 115.

     Total nonperforming loans declined by $89 million, or 33.1 percent, in 1994, following decreases of $83 million (23.6 percent) in 1993 and $38 million (9.7 percent) in 1992. The principal factors accounting for the reduction in 1994 were: (1) a $13.2 million payment received on a loan to a retailing concern; (2) a $5.2 million payment on a manufacturing firm credit, and (3) recoveries and a return to performing status of a number of commercial real estate loans. The three largest nonperforming credits at year-end 1994 were: (1) a $19.0 million balance of a restructured loan to a newsprint producer, where payments currently are being made at an interest

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

rate of LIBOR plus 1 1/2 percent; (2) $14.8 million to a real estate concern, and (3) the $8.4 million balance of a loan to a retailing firm.

     Approximately 62 percent of the net reduction in nonperforming loans during 1993 can be attributed to a combination of repayments, charge-offs and a return to performing status on three credits -- two retailing firms and a manufacturing concern -- and an $8.7 million charge-off of the remaining balances of loans to political entities formerly known as Yugoslavia.

     Following is an analysis of the gross interest income that would have been recorded if the nonperforming loans at each year end had been current in accordance with their original terms, and the amount of interest income that was recorded on those loans:

                                                                         GROSS         INTEREST       INTEREST
                                                                        INTEREST      COLLECTED       FOREGONE
                                                                        --------    --------------    --------
                                                                                    (IN THOUSANDS)
1994:
  Domestic Loans.....................................................   $ 14,415        $4,136        $10,279
  Foreign Loans......................................................        374            92            282
                                                                        --------        ------        -------
                                                                        $ 14,789        $4,228        $10,561
                                                                        ========        ======        =======
  Per Share (after tax effect).......................................                                 $  0.04
                                                                                                      =======
1993:
  Domestic Loans.....................................................   $ 18,208        $6,141        $12,067
  Foreign Loans......................................................         76            --             76
                                                                        --------        ------        -------
                                                                        $ 18,284        $6,141        $12,143
                                                                        ========        ======        =======
  Per Share (after tax effect).......................................                                 $  0.05
                                                                                                      =======

     In addition to the loans classified as nonperforming, there were other loans totaling $30.1 million at December 31, 1994 (and $56.2 million and $73.1 million at December 31, 1993 and 1992, respectively), where management was closely monitoring the borrowers' ability to comply with payment terms, but where existing conditions did not warrant either a partial charge-off or classification as nonaccrual. The largest of such loans was $21.5 million at year-end 1994.

MATURITY AND RATE SENSITIVITY OF LOANS

     The following tables summarize the maturity distribution of the loan portfolio, exclusive of residential mortgages and consumer loans, as of December 31, 1994. As compared to one year earlier, there was a noticeable increase in the proportion of loans scheduled to mature within one year. This increase, which was concentrated in commercial loans, can be attributed to the strength of the U. S. economy in 1994 and attendant demand for short-term, working capital financing by business.

MATURITY DISTRIBUTION OF COMMERCIAL, REAL ESTATE CONSTRUCTION AND FOREIGN LOANS

                                               DECEMBER 31, 1994                                 DECEMBER 31, 1993
                                 ----------------------------------------------    ----------------------------------------------
                                                     DUE IN                                            DUE IN
                                 ----------------------------------------------    ----------------------------------------------
                                  1 YEAR     OVER 1 TO 5     OVER 5                 1 YEAR     OVER 1 TO 5     OVER 5
                                 OR LESS        YEARS         YEARS      TOTAL     OR LESS        YEARS         YEARS      TOTAL
                                 --------    ------------    -------    -------    --------    ------------    -------    -------
                                             (DOLLARS IN MILLIONS)                             (DOLLARS IN MILLIONS)
Commercial....................   $ 11,731       $3,275        $ 520     $15,526    $  9,571       $3,605        $ 619     $13,795
Real Estate Construction......        523          263           31         817         518          240           31         789
Foreign.......................      1,316          122           35       1,473         989           99           19       1,107
                                 --------    ---------       ------     -------    --------    ---------       ------     -------
  Total.......................   $ 13,570       $3,660        $ 586     $17,816    $ 11,078       $3,944        $ 669     $15,691
                                 ========    =========       ======     =======     =======    =========       ======     =======
Percent of Total..............       76.2%        20.5%         3.3%      100.0%       70.6%        25.1%         4.3%      100.0%
                                 ========    =========       ======     =======     =======    =========       ======     =======

     The total amount of loans with maturities beyond one year declined by $367 million, or 8.0 percent, between December 31, 1993, and the end of 1994. The proportion of these loans that carried a fixed rate of interest also declined, from 53.6 percent at year-end 1993 to 51.5 percent at December 31, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 COMMERCIAL, REAL ESTATE CONSTRUCTION AND FOREIGN LOANS WITH MATURITIES BEYOND
                                    ONE YEAR

                                                  DECEMBER 31, 1994                     DECEMBER 31, 1993
                                            ------------------------------        ------------------------------
                                            FIXED      VARIABLE                   FIXED      VARIABLE
                                             RATE        RATE       TOTAL          RATE        RATE       TOTAL
                                            ------     --------     ------        ------     --------     ------
                                                (DOLLARS IN MILLIONS)                 (DOLLARS IN MILLIONS)
Commercial...............................   $1,987      $1,808      $3,795        $2,311      $1,913      $4,224
Real Estate Construction.................       90         204         294            77         194         271
Foreign..................................      109          48         157            85          33         118
                                            ------     --------     ------        ------     --------     ------
    Total................................   $2,186      $2,060      $4,246        $2,473      $2,140      $4,613
                                            ======      ======      ======        ======      ======      ======
Percent of Total.........................     51.5%       48.5%      100.0%         53.6%       46.4%      100.0%
                                            ======      ======      ======        ======      ======      ======

     The following table details the residential mortgage and consumer loan portfolios, as of December 31, 1994 and 1993, according to management's estimate of their sensitivity to interest rate changes. For purposes of this analysis, Mortgages Held for Sale have been included in the Residential Mortgage totals.

     The portion of the residential mortgage portfolio that reprices within one year, which includes estimated portfolio amortization, declined from 46.8 percent ($1,317 million out of $2,817 million) at the end of 1993 to 35.7 percent ($1,208 million out of $3,382 million) at year-end 1994. This decrease reflects, in part, the Corporation's decision to retain in the portfolio 1994 mortgage originations having somewhat longer maturities and repricing periods.

     The percent of total consumer loans considered to be sensitive to interest rate changes within a one-year time horizon declined from approximately 58 percent at year-end 1993 to 55 percent at December 31, 1994.

          RATE SENSITIVITY OF RESIDENTIAL MORTGAGE AND CONSUMER LOANS

AS OF DECEMBER 31, 1994:

                                                                                              AFTER
                                                 1995      1996      1997     1998    1999     1999      TOTAL
                                                ------    ------    ------    ----    ----    ------    -------
                                                                     (DOLLARS IN MILLIONS)
Residential Mortgage.........................   $1,208    $  361    $  330    $328    $290    $  865    $ 3,382
Consumer.....................................    4,218     1,417       906     509     258       360      7,668
                                                ------    ------    ------    ----    ----    ------    -------
                                                $5,426    $1,778    $1,236    $837    $548    $1,225    $11,050
                                                ======    ======    ======    ====    ====    ======    =======
Percent of Total.............................     49.1%     16.1%     11.2%    7.6%    4.9%     11.1%     100.0%
                                                ======    ======    ======    ====    ====    ======    =======

AS OF DECEMBER 31, 1993:

                                                                                              AFTER
                                                 1994      1995      1996     1997    1998     1998      TOTAL
                                                ------    ------    ------    ----    ----    ------    -------
                                                                     (DOLLARS IN MILLIONS)
Residential Mortgage.........................   $1,317    $  272    $  211    $205    $236    $  576    $ 2,817
Consumer.....................................    3,900     1,291       764     396     158       249      6,758
                                                ------    ------    ------    ----    ----    ------    -------
                                                $5,217    $1,563    $  975    $601    $394    $  825    $ 9,575
                                                ======    ======    ======    ====    ====    ======    =======
Percent of Total.............................     54.5%     16.3%     10.2%    6.3%    4.1%      8.6%     100.0%
                                                ======    ======    ======    ====    ====    ======    =======

INTERNATIONAL BANKING

     The Corporation's foreign cross-border outstandings consist primarily of loans, interest-bearing deposits, bankers' acceptances and federal funds sold. An item is classified as either foreign or domestic based on the domicile of the party ultimately responsible for payment. The balances are reported net of any legally enforceable written guarantees by domestic or other non-local partners. Assets of our foreign offices denominated in the local currency are included to the extent that they are not hedged or are not funded by local currency borrowings. For the past three year-ends, total foreign cross-border outstandings have amounted to approximately $900 million.

     During the first quarter of 1990, $88.9 million of Mexican debt was exchanged for new United Mexican States 30-year bonds. The debt that was exchanged had interest rates at 13/16 of 1 percent above the London interbank rate for three- or six-month Eurodollar deposits and had maturities not extending beyond

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

December 31, 2006. The bonds bear interest at 6.25 percent and had a market value of approximately $49 million at December 31, 1994, compared to $74 million at December 31, 1993, and $58 million at year-end 1992. These bonds are collateralized by zero-coupon U. S. Treasury bonds, which have an identical final maturity. The collateral is held at the Federal Reserve Bank of New York. Payment of semi-annual interest on the bonds is collateralized by cash or permitted short-term investments in an amount equal to but not less than 18 months' interest on a rolling basis. Interest collateral also is held at the collateral agent for the benefit of the bondholders. These bonds are fully performing in compliance with terms of the exchange agreements.

     Included in foreign outstandings at year-end 1994 were $26.4 million in aggregate (all of which was performing) for countries (Mexico) that management considered to be experiencing severe economic and liquidity problems. Excluded from this figure is $98.9 million of Mexican debt collateralized by zero-coupon U.S. Treasury securities.

STANDBY LETTERS OF CREDIT

     At December 31, 1994, aggregate standby letters of credit (SLC) issued by various subsidiaries and outstanding amounted to $2,100 million. The comparable amounts at year-ends 1993 and 1992 were $1,720 million and $1,558 million, respectively. While these dollar amounts represent contingent liabilities of the Corporation, they are not reflected on the Consolidated Balance Sheet since funds had not been advanced against the commitments. The credit risk associated with SLC commitments is evaluated and monitored using the same policies and practices applicable to commercial loans. For a further discussion of other commitments and contingencies, see Note 12 to the Financial Statements.

     Fees for the "standby" backing are generally recognized over the life of the commitment. Fees recognized in 1994 and 1993 were $11.2 million and $9.6 million, respectively. At year-end 1994, total SLC fees received but not yet recognized as income amounted to $5.4 million. The comparable figure one year earlier was $4.6 million.

     The following table summarizes the Corporation's SLC position as of year-ends 1994 and 1993 according to maturity and type of obligation guaranteed.

                           STANDBY LETTERS OF CREDIT

AS OF DECEMBER 31, 1994:

                                                                               EXPIRING IN:
                                                       ------------------------------------------------------------
                                                       1 YEAR     OVER 1 TO 3     OVER 3 TO 5     OVER 5
                                                       OR LESS       YEARS           YEARS         YEARS     TOTAL
                                                       -------    ------------    ------------    -------    ------
                                                                              (IN MILLIONS)
To Guarantee Performance of:
  Industrial Revenue Bonds..........................   $   284        $249            $250         $ 100     $  883
  Other Corporate Obligations.......................       775         192              64             5      1,036
  Insurance Companies and Depository Institutions...       116          22               2            --        140
  Municipal Obligations.............................        --          41              --            --         41
                                                       -------      ------          ------        -------    ------
                                                       $ 1,175        $504            $316         $ 105     $2,100
                                                       =======      ======          ======        =======    ======

AS OF DECEMBER 31, 1993:

                                                                               EXPIRING IN:
                                                       -------------------------------------------------------------
                                                        1 YEAR     OVER 1 TO 3     OVER 3 TO 5     OVER 5
                                                       OR LESS        YEARS           YEARS         YEARS     TOTAL
                                                       --------    ------------    ------------    -------    ------
                                                                               (IN MILLIONS)
To Guarantee Performance of:
  Industrial Revenue Bonds..........................     $196          $261            $131         $  72     $  660
  Other Corporate Obligations.......................      671           159              56            26        912
  Insurance Companies and Depository Institutions...       89            12               3            --        104
  Municipal Obligations.............................       14            30              --            --         44
                                                       ------        ------          ------        ------     ------
                                                         $970          $462            $190         $  98     $1,720
                                                       ======        ======          ======        ======     ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RATE SENSITIVITY ANALYSIS

     The following table summarizes the Rate Sensitivity of Earning Assets and Funding Sources as of December 31, 1994. Balances are distributed to future calendar periods based primarily on contractual interest rate repricing dates and on contractual maturity (including principal amortization) dates. Maturity distributions, however, are modified based on historical differences between contractual versus actual payment flows and to reflect management's assumptions as to the effect current interest rate levels may have on historical principal prepayment trends. Additionally, distributions reflect management's current assumptions as to repricing frequency of indeterminate maturity liabilities and changes in deposit balances in reaction to interest rate levels.

     The net difference between the amount of earning assets and funding sources distributed to a calendar period is typically referred to as either the "asset/liability funding gap" or the "rate sensitivity position." The magnitude of the funding gap in the various calendar periods provides a general indication of the extent to which future earnings, primarily net interest income, may be effected by interest rate changes.

     To mitigate the risk to earnings of changes in interest rates, it is the Corporation's policy that the cumulative funding gap out to one year may not exceed 10 percent of total earning assets. A funding gap in excess of 5 percent requires Board of Directors approval. In addition, the Corporation has an "interest rate shock" policy which specifies that in the event of an immediate change in interest rates of 3 percentage points, the existing funding gap would not cause the average interest rate margin over the ensuing year to decline by more than 15 percent.

             RATE SENSITIVITY OF EARNING ASSETS AND FUNDING SOURCES

                                                                AS OF DECEMBER 31, 1994
                                       -------------------------------------------------------------------------
                                        1-30       31-90     91-180     181-365       1-5      OVER 5
                                        DAYS       DAYS       DAYS        DAYS       YEARS     YEARS      TOTAL
                                       -------    -------    -------    --------    -------    ------    -------
                                                                     (IN MILLIONS)
Interest-Bearing Deposits............. $   631    $    --    $    --     $   --     $    --    $   --    $   631
Federal Funds Sold and Resale
  Agreements..........................     400         --         --         --          --        --        400
Trading Account Securities............     122         --         --         --          --        --        122
Investment Securities.................   1,067        318      1,188      2,727       3,642     3,481     12,423
Loans -- Domestic.....................  12,863      2,314      1,705      2,062       6,584     1,865     27,393
      -- Foreign......................   1,410         34         16         13          --        --      1,473
Lease Financing.......................      15         22         30         56         225        15        363
                                       -------    -------    -------    --------    -------    ------    -------
       Total Earning Assets........... $16,508    $ 2,688    $ 2,939     $4,858     $10,451    $5,361    $42,805
                                       -------    -------    -------    --------    -------    ------    -------
Savings and Time Deposits............. $ 5,308    $ 1,302    $ 1,476     $1,761     $ 5,815    $   74    $15,736
Money Market Accounts.................   4,317         --         --         --         643        --      4,960
Foreign Office Deposits...............   5,715         13         75         --          --        --      5,803
Short-Term Borrowings.................   4,906        940      1,111         43         120        --      7,120
Long-Term Debt........................      --        147         66          3       1,288     1,000      2,504
Non-Interest-Bearing Liabilities and
  Equity Capital......................     928         --         --         --       3,292     2,462      6,682
                                       -------    -------    -------    --------    -------    ------    -------
       Total Sources of Funding....... $21,174    $ 2,402    $ 2,728     $1,807     $11,158    $3,536    $42,805
                                       -------    -------    -------    --------    -------    ------    -------
Asset (Liability) Funding Gap......... $(4,666)   $   286    $   211     $3,051     $  (707)   $1,825    $    --
                                       -------    -------    -------    --------    -------    ------    -------
Net Interest Rate Swap Position....... $   281    $   608    $    43     $ (133)    $(1,088)   $  289    $    --
                                       -------    -------    -------    --------    -------    ------    -------
Net Asset (Liability) Funding Gap..... $(4,385)   $   894    $   254     $2,918     $(1,795)   $2,114    $    --
                                       -------    -------    -------    --------    -------    ------    -------
Cumulative Net Asset (Liability)
  Funding Gap......................... $(4,385)   $(3,491)   $(3,237)    $ (319)    $(2,114)   $   --    $    --
                                       =======    =======    =======     ======     =======    ======    =======

     The period funding gaps at December 31, 1994, would suggest that in the near term a change in interest rates would effect earnings, but that over the longer period of one year the effect on earnings would more likely be minimal. It can also be seen from the table that management's assumptions regarding the repricing of indeterminate maturity liabilities (e.g., savings deposits) and the reaction of non-interest bearing liabilities (primarily net demand deposits) to rate changes has a significant bearing on the stated funding gap in a given period.

     To more closely monitor the earnings risk of interest rate changes, the Corporation regularly performs simulation analyses of the effect that specific interest rate changes would have on net interest income and net

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

interest margin. Utilizing December 31, 1994, data shown in the preceding table, a simulation based on interest rates rising by 1 percentage point, in increments of 25 basis points, over a four-month period would indicate that average interest margin for 1995 would be only 4 basis points lower than if rates were unchanged. A simulation based on the December 31, 1994, forward yield curve would lower margin by 8 basis points. A "shock" analysis, calculated on the basis of an immediate 3 percentage point increase in rates, would cause the average interest margin for 1995 to decline by an amount significantly less than the policy limit of 15 percent.

     The Corporation utilizes interest rate swap contracts to alter the funding gap, or interest rate sensitivity, on the balance sheet. At December 31, 1994, there were $1.9 billion notional amount of interest rate swap contracts outstanding for rate management purposes. Rate management swaps reduced net interest income by $35.1 million, or 9 basis points, in 1994 and by $59.4 million, or 16 basis points in 1993. Net cash outflow, in contrast to the accrual amounts indicated above, on these rate swaps was $43.6 million in 1994.
Note 11 of the Financial Statements provides additional information on the specific purpose and duration of rate management contracts.

     An additional $1.7 billion of customer accommodation contracts, unrelated to the funding of specific earning assets of the Corporation and therefore not shown in the preceding table, were outstanding at December 31, 1994.

LIQUIDITY CONSIDERATIONS

     The parent holding company has four primary sources to meet its liquidity requirements -- the commercial paper market, established credit facilities from unaffiliated banks, capital markets and dividends from its subsidiaries.

     Funds raised in the commercial paper market are primarily employed to support the activities of the mortgage banking subsidiaries. The Corporation's ability to attract funds from this market on a regular basis and at a competitive cost is fostered by the highest credit ratings given by the major credit rating agencies for commercial paper -- P1 from Moody's and A1+ from Standard & Poor's. Commercial paper borrowings averaged $126 million in 1994, $143 million in 1993 and $191 million in 1992. The decline in commercial paper usage can be attributed in part to alternative borrowing by the mortgage company directly from NBD Bank (Michigan). In addition, during 1994 there was a reduced need for short-term mortgage company borrowings due to a lower level of mortgages held for resale.

     During 1990, NBD Bancorp established a $200 million revolving credit with a group of unaffiliated banks. This credit facility was renewed in 1991 for a two-year period with the right to convert to a three-year term loan. No drawings were made under this facility, and its conversion feature was extended to August of 1996 during 1994. This facility has been replaced early in 1995 by a five-year revolving credit totaling $400 million.

     The parent company has gone to the capital markets on three occasions in the past three years to issue a total of $550 million of long-term subordinated debt and preferred purchase units, of which $400 million was raised in 1992 and $150 million in 1993. (As noted earlier, on March 15, 1994, the Corporation called for redemption the balance of a $200 million convertible debenture issue.) An additional $200 million of subordinated debt was issued by NBD Bank (Michigan) in 1993, and the bank issued another $250 million of subordinated debt in 1994. At December 31, 1994, a total of $646 million of parent company debt was outstanding, with the earliest scheduled maturity falling in the year 2002. The parent company's subordinated debt ratings were reaffirmed in 1994 at A1 (Moody's) and A+ (Standard & Poor's).

     The cash requirements of the parent company can also be met to a limited extent by dividends from its subsidiaries, which are the primary source of funds for dividend payments to shareholders. During the past three years, NBD Bank (Michigan) declared cash dividends totaling $413.4 million, while upstream dividends from other subsidiaries amounted to $328.1 million. NBD Bancorp itself declared dividends to shareholders amounting to $534.1 million over this same three-year period, a 40.5 percent payout of Net Income.

                                       *  *  *

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     NBD Bank (Michigan) supports the funding requirements of its wholly-owned subsidiary bank in Canada by guaranteeing its deposit and other liabilities. Similar support for the funding requirements of Michell NBD Limited in Australia was obviated when Michell NBD's offices became branches of NBD Bank (Michigan) in 1994.

     Management considers the liquidity of NBD Bank (Michigan) to be excellent. In addition to a high degree of liquidity embodied in the loan and securities portfolios, the Bank has demonstrated an ability to raise substantial amounts of funds on a consistent basis during all phases of the credit cycle by: (1) borrowing federal funds (i.e., the excess reserves of other financial institutions) through a long-established and extensive network of correspondent banks; (2) issuing large CDs, deposit notes and bank notes to regular customers, as well as in the national money markets; (3) entering into repurchase agreements whereby U.S. Government and U.S. Government Agency securities are pledged as collateral for short-term borrowings, and (4) pledging acceptable assets as collateral for certain tax collection monies held temporarily in the U.S. Treasury Tax and Loan accounts in the commercial banking system. Borrowings from the Federal Reserve Bank can be relied upon for short periods of time to meet unexpected liquidity needs of a temporary nature; however, no such borrowings occurred during the past three years at NBD Bank (Michigan).

     The ability to attract funds from the money and capital markets on a regular basis is enhanced by the strong credit ratings of NBD Bank (Michigan). Among these ratings, as of December 31, 1994, were: (1) Aa2 and P1 from Moody's on the Bank's long- and short-term deposits, respectively; (2) AA from Standard & Poor's on the Bank's long-term deposits and letter of credit-backed issues, and (3) Aa3 and AA- from Moody's and Standard & Poor's, respectively, on the Bank's subordinated debt. These ratings were reaffirmed in 1994 by the rating agencies.

     The Corporation's other subsidiary banks typically meet their need for funds from core deposit growth and through asset management policies designed to maintain adequate liquidity. Individual banks also raise money from time to time in the federal funds market, through repurchase agreements, Treasury Tax and Loan account borrowings, bank notes and borrowings from the Federal Reserve Bank. They can also draw upon the resources of NBD Bank (Michigan) and the parent holding company for temporary liquidity needs, as well as to meet longer term capital needs and requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ORGANIZATIONAL PERFORMANCE

     Performance data and other information listed by the three major geographical banking markets serviced by the Corporation are presented in the following table. The transfer of certain business activities and organizational changes have minimized the usefulness of comparative data for prior periods.

                     ANALYSIS OF ORGANIZATIONAL PERFORMANCE

                                                  MICHIGAN    INDIANA     ILLINOIS     ALL OTHER**      TOTAL
                                                  --------    --------    --------    -------------    --------
                                                                     (DOLLARS IN THOUSANDS)
Income before Accounting Change................   $383,863    $100,490    $ 67,930      $  (5,004)     $547,279
Net Income.....................................    378,421      99,651      67,426        (13,834)      531,664
Average Earning Assets ($ millions)............     26,434       9,117       4,619           (199)       39,971
Return on Average Assets*......................       1.33%       0.99%       1.36%            --          1.25%
Banking Offices (year end).....................        330         227          42             30           629
Employees -- Full-Time Equivalent
  (monthly averages)...........................      8,530       5,176       1,939          2,586        18,231

- -------------------------
 * Based on income before accounting change and extraordinary charge for early retirement of debt.
** Includes parent company, other bank and non-bank subsidiaries and eliminations emanating from the consolidation process.

     The amount shown in the "All Other" column for Net Income in the preceding table includes the $7,730,000 premium (after tax effect) paid by the Corporation in connection with the early redemption of an outstanding convertible debenture issue and recognizes the fact that $646 million of the Corporation's consolidated long-term debt is an obligation of the parent company.

     In the first quarter of 1994, an agreement was reached to acquire AmeriFed Financial Corp. (AFFC), a holding company with $910 million in assets headquartered in Joliet, Illinois. This transaction was completed on January 9, 1995, when approximately 5.2 million shares of NBD common stock, previously acquired in the market, were exchanged for all of the outstanding shares of AFFC. The acquisition was accounted for as a purchase.

     On January 7, 1995, an agreement was reached to acquire Deerbank Corporation, a holding company with $766 million in assets headquartered in Deerfield, Illinois. The Corporation proposes to issue NBD common stock with an aggregate market value of approximately $120 million for all of the outstanding shares of Deerbank. The acquisition, which is subject to the approval of Deerbank shareholders and regulatory authorities, will be accounted for as a purchase and is expected to be consummated by mid-year 1995. It is anticipated that the NBD shares to be exchanged will have been acquired in the market prior to that time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                         CONSOLIDATED SIX-YEAR SUMMARY
                       AVERAGE BALANCES AND AVERAGE RATES

                                                         1994                  1993                  1992
                                                  ------------------    ------------------    ------------------
                                                             AVERAGE               AVERAGE               AVERAGE
                                                              RATE                  RATE                  RATE
                                                  AVERAGE    EARNED/    AVERAGE    EARNED/    AVERAGE    EARNED/
                                                  BALANCE     PAID      BALANCE     PAID      BALANCE     PAID
                                                  -------    -------    -------    -------    -------    -------
                                                                      (DOLLARS IN MILLIONS)
ASSETS:
Interest-Bearing Deposits......................   $   652      5.03%    $   657      5.20%    $   760      6.26%
Federal Funds Sold and Resale Agreements.......       192      4.53         151      3.19         154      3.85
Trading Account Securities.....................       142      4.82         147      3.73         217      4.27
Money Market Investments.......................        --        --          52      4.13          48      7.67
Investment Securities:
  U.S. Treasury................................     1,379      5.48       1,594      5.49       1,362      6.16
  U.S. Government Agencies.....................     8,987      6.56       6,642      7.04       6,201      8.05
  States and Political Subdivisions............     1,482      8.95       1,541      8.60       1,739      9.03
  Other........................................       347      5.25         477      4.55       1,052      5.72
                                                  -------    -------    -------    -------    -------    -------
       Total Investment Securities.............    12,195      6.69      10,254      6.92      10,354      7.73
                                                  -------    -------    -------    -------    -------    -------
Loans and Leases:
  Commercial...................................    14,408      7.71      13,696      7.02      13,281      7.45
  Real Estate Construction.....................       768      7.91         813      7.27         993      7.35
  Residential Mortgage.........................     3,012      7.54       2,784      8.25       2,915      9.06
  Consumer.....................................     7,148      8.60       6,493      9.15       6,126     10.02
  Lease Financing..............................       308      9.89         258     11.39         265     12.10
  Foreign......................................     1,146      6.18       1,069      6.18       1,115      7.71
                                                  -------    -------    -------    -------    -------    -------
       Total Loans and Leases..................    26,790      7.89      25,113      7.72      24,695      8.34
                                                  -------    -------    -------    -------    -------    -------
       Total Earning Assets....................    39,971      7.45%     36,374      7.41%     36,228      8.07%
                                                             ======                ======                ======
Cash and Due From Banks........................     2,372                 2,359                 2,087
Other Assets...................................     2,025                 1,693                 1,717
Less Allowance for Possible Credit Losses......      (434)                 (434)                 (408)
                                                  -------               -------               -------
    TOTAL ASSETS...............................   $43,934               $39,992               $39,624
                                                  =======               =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Domestic Interest-Bearing Deposits:
  Savings......................................   $ 7,795      2.35%    $ 7,252      2.52%    $ 6,279      3.15%
  Money Market Accounts........................     5,278      3.09       5,918      2.81       6,030      3.42
  Time.........................................     8,962      4.49       8,803      4.54      11,098      5.43
                                                  -------    -------    -------    -------    -------    -------
       Total Domestic Interest-Bearing
         Deposits..............................    22,035      3.40      21,973      3.41      23,407      4.30
Foreign Office Deposits........................     2,699      4.62       1,741      4.57       1,615      6.30
                                                  -------    -------    -------    -------    -------    -------
    Total Interest-Bearing Deposits............    24,734      3.53      23,714      3.49      25,022      4.43
                                                  -------    -------    -------    -------    -------    -------
Short-Term Borrowings..........................     6,647      4.37       4,994      3.13       4,624      3.61
Long-Term Debt.................................     2,061      6.15       1,230      6.56         804      7.28
                                                  -------    -------    -------    -------    -------    -------
    Total Borrowings...........................     8,708      4.79       6,224      3.81       5,428      4.15
                                                  -------    -------    -------    -------    -------    -------
       Total Interest-Bearing Liabilities......    33,442      3.86%     29,938      3.56%     30,450      4.38%
                                                             ======                ======                ======
                                                  -------               -------               -------
Demand Deposits................................     6,305                 6,098                 5,484
Other Liabilities..............................       882                   836                   814
Shareholders' Equity...........................     3,305                 3,120                 2,876
                                                  -------               -------               -------
    TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY..................................   $43,934               $39,992               $39,624
                                                  =======               =======               =======
INTEREST RATE SPREAD...........................                3.59%                 3.85%                 3.69%
                                                             ======                ======                ======
NET INTEREST MARGIN............................                4.22%                 4.48%                 4.39%
                                                             ======                ======                ======

- -------------------------
Notes: 1) Average rates are on a fully taxable equivalent basis.
      2) Federal Funds Sold and Resale Agreements are classified with Money Market Investments for years prior to 1992.
      3) The combined amounts for Investment Securities Available-for-Sale and Held-to-Maturity for 1994 are based on their respective carrying values. Based on the amortized cost of Investment Securities Available-for-Sale, the combined average balance for 1994 would be $12,316 million and the average rate would be 6.62%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   CONSOLIDATED SIX-YEAR SUMMARY (CONTINUED)
                       AVERAGE BALANCES AND AVERAGE RATES

                                                         1991                  1990                  1989
                                                  ------------------    ------------------    ------------------
                                                             AVERAGE               AVERAGE               AVERAGE
                                                              RATE                  RATE                  RATE
                                                  AVERAGE    EARNED/    AVERAGE    EARNED/    AVERAGE    EARNED/
                                                  BALANCE     PAID      BALANCE     PAID      BALANCE     PAID
                                                  -------    -------    -------    -------    -------    -------
                                                                      (DOLLARS IN MILLIONS)
ASSETS:
Interest-Bearing Deposits......................   $   972      8.21%    $   919     10.28%    $   932      9.73%
Federal Funds Sold and Resale Agreements.......        --        --          --        --          --        --
Trading Account Securities.....................       158      5.96          63      8.48          35      9.29
Money Market Investments.......................       262      9.18         561      8.40         506      9.34
Investment Securities:
  U.S. Treasury................................       856      7.91       1,084      8.66       1,318      8.58
  U.S. Government Agencies.....................     4,828      9.26       4,722      9.54       3,120      9.49
  States and Political Subdivisions............     1,874     10.12       1,950     10.47       1,915     10.68
  Other........................................     1,650      7.19       1,016      8.66       1,292      8.96
                                                  -------    -------    -------    -------    -------    -------
       Total Investment Securities.............     9,208      8.94       8,772      9.54       7,645      9.54
                                                  -------    -------    -------    -------    -------    -------
Loans and Leases:
  Commercial...................................    12,439      9.27      11,764     10.48      11,316     11.21
  Real Estate Construction.....................     1,113      8.97       1,134     10.12         954     11.07
  Residential Mortgage.........................     2,684     10.14       2,605     11.33       2,599     11.16
  Consumer.....................................     5,601     11.13       5,207     12.17       4,894     12.39
  Lease Financing..............................       278     12.52         298     12.80         301     12.47
  Foreign......................................     1,175      9.48       1,131     10.84       1,110     10.02
                                                  -------    -------    -------    -------    -------    -------
       Total Loans and Leases..................    23,290      9.85      22,139     10.99      21,174     11.39
                                                  -------    -------    -------    -------    -------    -------
       Total Earning Assets....................    33,890      9.53%     32,454     10.53%     30,292     10.84%
                                                             ======                ======                ======
Cash and Due From Banks........................     2,006                 2,057                 2,167
Other Assets...................................     1,605                 1,429                 1,406
Less Allowance for Possible Credit Losses......      (376)                 (348)                 (327)
                                                  -------               -------               -------
    TOTAL ASSETS...............................   $37,125               $35,592               $33,538
                                                  =======               =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Domestic Interest-Bearing Deposits:
  Savings......................................   $ 5,073      4.60%    $ 5,455      5.32%    $ 5,222      5.33%
  Money Market Accounts........................     5,256      5.35       5,336      6.93       4,824      7.33
  Time.........................................    12,890      7.01      11,026      8.19      10,471      8.57
                                                  -------    -------    -------    -------    -------    -------
       Total Domestic Interest-Bearing
         Deposits..............................    23,219      6.11      21,817      7.17      20,517      7.45
Foreign Office Deposits........................     1,549      8.63       1,549     10.65       1,524      9.63
                                                  -------    -------    -------    -------    -------    -------
    Total Interest-Bearing Deposits............    24,768      6.26      23,366      7.40      22,041      7.60
                                                  -------    -------    -------    -------    -------    -------
Short-Term Borrowings..........................     3,580      5.79       3,913      8.10       3,241      8.93
Long-Term Debt.................................       490      8.62         327     10.01         447     10.25
                                                  -------    -------    -------    -------    -------    -------
    Total Borrowings...........................     4,070      6.13       4,240      8.24       3,688      9.09
                                                  -------    -------    -------    -------    -------    -------
       Total Interest-Bearing Liabilities......    28,838      6.24%     27,606      7.53%     25,729      7.82%
                                                             ======                ======                ======
                                                  -------               -------               -------
Demand Deposits................................     4,822                 4,788                 4,852
Other Liabilities..............................       805                   740                   718
Shareholders' Equity...........................     2,660                 2,458                 2,239
                                                  -------               -------               -------
    TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY..................................   $37,125               $35,592               $33,538
                                                  =======               =======               =======
INTEREST RATE SPREAD...........................                3.29%                 3.00%                 3.02%
                                                             ======                ======                ======
NET INTEREST MARGIN............................                4.22%                 4.13%                 4.20%
                                                             ======                ======                ======

- -------------------------
Notes: 1) Average rates are on a fully taxable equivalent basis.
       2) Federal Funds Sold and Resale Agreements are classified with Money Market Investments for years prior to 1992.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   CONSOLIDATED SIX-YEAR SUMMARY (CONTINUED)
                          SUPPLEMENTARY FINANCIAL DATA

                                                                 1994            1993            1992
                                                             ------------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE
                                                                               AMOUNTS)
INCOME AND DIVIDENDS:
Total Interest Income.....................................   $  2,915,394    $  2,622,820    $  2,843,797
Total Interest Expense....................................      1,290,626       1,064,713       1,334,026
  Net Interest Income.....................................      1,624,768       1,558,107       1,509,771
Provision for Possible Credit Losses......................         52,032         119,674         228,480
  Net Interest Income after Loan Loss Provision...........      1,572,736       1,438,433       1,281,291
Non-Interest Income.......................................        545,566         585,383         529,208
Non-Interest Expenses:
  Compensation............................................        720,733         703,744         676,240
  Other...................................................        583,537         618,096         661,879
    Total Non-Interest Expenses...........................      1,304,270       1,321,840       1,338,119
Income before Income Taxes................................        814,032         701,976         472,380
Income Tax Expense........................................        266,753         220,135         134,361
Income before Extraordinary Item and Cumulative Effect of
  Accounting Change.......................................        547,279         481,841         338,019
  Extraordinary Item......................................         (7,730)             --              --
  Cumulative Effect of Accounting Change (SFAS No. 112 in
    1994, No. 109 in 1993 and No. 106 in 1992)............         (7,885)          3,950         (37,885)
Net Income................................................   $    531,664    $    485,791    $    300,134
Cash Dividends Declared...................................       (193,897)       (173,496)       (166,682)
Purchase of Common Stock for Treasury at Cost.............       (166,606)        (13,369)       (134,222)
Fair Value Adjustment on Available-for-Sale Securities....       (147,293)         (7,012)             --
Acquisition of Subsidiary Banks...........................             --              --         168,186
Other.....................................................         19,076          15,792          57,340
Net Addition to Shareholders' Equity......................   $     42,944    $    307,706    $    224,756
Memo: Income before Securities Transactions...............   $    534,133    $    476,463    $    299,281
RATES OF RETURN:
Return on Average Total Assets Based on:
  Net Income..............................................           1.21%           1.21%           0.76%
  Income before Securities Transactions...................           1.22            1.19            0.76
Equity Leverage (Average Assets / Average Common
  Shareholders' Equity)...................................          13.29X          12.82x          13.78x
Return on Average Common Shareholders' Equity Based on:
  Net Income..............................................          16.09%          15.57%          10.44%
  Income before Securities Transactions...................          16.16           15.27           10.41
LOAN AND LEASE RATIOS:
Ratio of Allowance Balance to Period End Loans and
  Leases..................................................           1.49%           1.66%           1.66%
Ratio of Net Charge-Offs to Average Loans and Leases
  Outstanding.............................................           0.15            0.46            0.81
Ratio of Recoveries to Charge-Offs........................          66.56           44.43           22.23
OTHER SELECTED DATA:
Per Common Share:
  Shareholders' Equity -- Year-End........................   $      21.11    $      20.21    $      18.34
                        -- Average (Daily)................          20.81           19.35           17.89
Net Income -- on Average Shares Outstanding...............           3.35            3.01            1.87
Income before Securities Transactions.....................           3.36            2.95            1.86
Cash Dividends Paid.......................................           1.17            1.08            1.02
Market Price -- High......................................             33          36 3/8          33 1/8
              -- Low......................................         26 3/4          28 5/8          26 3/4
              -- Year-End.................................         27 3/8          29 3/4          32 3/4
Common Shares Outstanding -- Year-End.....................    155,908,672     160,715,173     160,385,761
                               -- Average (Daily).........    158,807,677     161,253,486     160,716,309
Employees (Full-Time Equivalent) -- Year-End..............         17,836          18,716          18,543
                                     -- Monthly
                                 Averages.................         18,231          18,677          18,612
Banking Offices, Year-End -- Domestic.....................            620             632             646
                            -- Foreign....................              9              10              10

- -------------------------
Note: Rates of return and per share data are after an Extraordinary Item in 1994 and Cumulative Effect of Accounting Changes in 1994, 1993 and 1992.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                   CONSOLIDATED SIX-YEAR SUMMARY (CONTINUED)
                          SUPPLEMENTARY FINANCIAL DATA

                                                                 1991            1990            1989
                                                             ------------    ------------    ------------
                                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE
                                                                               AMOUNTS)
INCOME AND DIVIDENDS:
Total Interest Income.....................................   $  3,138,893    $  3,320,312    $  3,188,254
Total Interest Expense....................................      1,800,759       2,077,923       2,011,362
  Net Interest Income.....................................      1,338,134       1,242,389       1,176,892
Provision for Possible Credit Losses......................        166,212         151,086         113,351
  Net Interest Income after Loan Loss Provision...........      1,171,922       1,091,303       1,063,541
Non-Interest Income.......................................        473,027         412,339         391,444
Non-Interest Expenses:
  Compensation............................................        623,195         582,184         545,020
  Other...................................................        537,932         473,590         461,611
    Total Non-Interest Expenses...........................      1,161,127       1,055,774       1,006,631
Income before Income Taxes................................        483,822         447,868         448,354
Income Tax Expense........................................        122,288          99,319          97,822
Income before Extraordinary Item and Cumulative Effect of
  Accounting Change.......................................        361,534         348,549         350,532
  Extraordinary Item......................................             --              --              --
  Cumulative Effect of Accounting Change (SFAS No. 112 in
    1994, No. 109 in 1993 and No. 106 in 1992)............             --              --              --
Net Income................................................   $    361,534    $    348,549    $    350,532
Cash Dividends Declared...................................       (139,719)       (136,177)       (114,573)
Purchase of Common Stock for Treasury at Cost.............        (70,799)        (30,494)        (45,366)
Fair Value Adjustment on Available-for-Sale Securities....             --              --              --
Acquisition of Subsidiary Banks...........................             --              --              --
Other.....................................................         31,782          (4,054)         45,605
Net Addition to Shareholders' Equity......................   $    182,798    $    177,824    $    236,198
Memo: Income before Securities Transactions...............   $    355,762    $    352,316    $    348,495
RATES OF RETURN:
Return on Average Total Assets Based on:
  Net Income..............................................           0.97%           0.98%           1.05%
  Income before Securities Transactions...................           0.96            0.99            1.04
Equity Leverage (Average Assets / Average Common
  Shareholders' Equity)...................................          13.96x          14.48x          14.98x
Return on Average Common Shareholders' Equity Based on:
  Net Income..............................................          13.59%          14.18%          15.65%
  Income before Securities Transactions...................          13.37           14.33           15.56
LOAN AND LEASE RATIOS:
Ratio of Allowance Balance to Period End Loans and
  Leases..................................................           1.59%           1.56%           1.51%
Ratio of Net Charge-Offs to Average Loans and Leases
  Outstanding.............................................           0.65            0.56            0.53
Ratio of Recoveries to Charge-Offs........................          28.78           29.12           23.61
OTHER SELECTED DATA:
Per Common Share:
  Shareholders' Equity -- Year-End........................   $      17.26    $      15.98    $      14.94
                        -- Average (Daily)................          16.70           15.46           14.23
Net Income -- on Average Shares Outstanding...............           2.27            2.19            2.23
Income before Securities Transactions.....................           2.23            2.22            2.21
Cash Dividends Paid.......................................           0.93            0.89            0.75
Market Price -- High......................................         30 1/8          23 7/8          23 5/8
              -- Low......................................         20 3/4          16 1/8          16 1/8
              -- Year-End.................................         29 3/4              22          21 3/8
Common Shares Outstanding -- Year-End.....................    157,348,618     157,968,282     157,039,841
                               -- Average (Daily).........    159,265,471     159,015,859     157,349,785
Employees (Full-Time Equivalent) -- Year-End..............         17,866          17,622          17,268
                                     -- Monthly
                                 Averages.................         17,827          17,549          17,234
Banking Offices, Year-End -- Domestic.....................            595             579             530
                            -- Foreign....................             10               6               6

- -------------------------
Note: Rates of return and per share data are after an Extraordinary Item in 1994 and Cumulative Effect of Accounting Changes in 1994, 1993 and 1992.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- --------------------------------------------------------------------------------

     (a) The following audited consolidated financial statements and independent auditors' report are set forth in this Form 10-K on the following pages:

         Consolidated Balance Sheet..............................................................   40
         Consolidated Statement of Income........................................................   42
         Consolidated Statement of Shareholders' Equity..........................................   43
         Consolidated Statement of Cash Flows....................................................   44
         Notes to Financial Statements...........................................................   45
         Independent Auditors' Report............................................................   71

     (b) The following additional data is set forth in this Form 10-K on the following pages:

         Management's Letter of Financial Responsibility.........................................   39
         Earnings Per Share Computation..........................................................   72

MANAGEMENT'S LETTER OF FINANCIAL RESPONSIBILITY
- ------------------------------------------------------------------------------

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

     With the ratification of the shareholders, the Corporation engaged the firm of Deloitte & Touche LLP, independent auditors, to render an opinion on the financial statements. The independent auditors have advised management that they were provided with access to all information and records necessary to render their opinion.

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

[Sig.]                                                 [Sig.]
Verne G. Istock                                        Philip S. Jones
Chairman and                                           Executive Vice President,
Chief Executive Officer                                Treasurer and
                                                       Chief Financial Officer

                                                       February 1, 1995

NBD BANCORP, INC.
- ---------------------------

CONSOLIDATED BALANCE SHEET
(in thousands except share data)

                                     ASSETS

                                                                                     DECEMBER 31
                                                                              --------------------------
                                                                                 1994           1993
                                                                              -----------    -----------
Cash and Due From Banks....................................................   $ 2,587,007    $ 2,405,694
Interest-Bearing Deposits..................................................       630,688        722,109
Federal Funds Sold and Resale Agreements...................................       399,725        282,481
Trading Account Securities.................................................       122,135        109,637
Investment Securities (Note 4):
  Available-for-Sale (At Fair Value).......................................     4,814,252      3,784,384
  Held-to-Maturity (Fair Value of $7,381,476 and $7,017,903,
    respectively)..........................................................     7,608,713      6,607,409
                                                                              -----------    -----------
                                                                               12,422,965     10,391,793
                                                                              -----------    -----------
Loans and Leases (Net of Unearned Income of $171,207 and $140,412,
  respectively):
  Commercial...............................................................    15,525,645     13,794,714
  Real Estate Construction.................................................       817,452        789,248
  Residential Mortgage.....................................................     3,351,840      2,560,539
  Mortgages Held For Sale..................................................        30,171        255,902
  Consumer.................................................................     7,667,907      6,758,171
  Lease Financing..........................................................       363,200        284,805
  Foreign..................................................................     1,473,449      1,107,413
                                                                              -----------    -----------
                                                                               29,229,664     25,550,792
  Allowance For Possible Credit Losses (Note 5)............................      (435,051)      (423,030)
                                                                              -----------    -----------
                                                                               28,794,613     25,127,762
                                                                              -----------    -----------
Net Premises and Equipment (Note 6)........................................       630,357        634,541
Customers' Liability on Acceptances........................................       193,866        172,171
Other Assets...............................................................     1,329,777        929,717
                                                                              -----------    -----------
       TOTAL ASSETS........................................................   $47,111,133    $40,775,905
                                                                              ===========    ===========

The accompanying notes are an integral part of the financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        DECEMBER 31
                                                                                 --------------------------
                                                                                    1994           1993
                                                                                 -----------    -----------
Deposits:
  Demand (Non-Interest Bearing)..............................................    $ 6,731,050    $ 6,667,958
  Savings....................................................................      7,679,922      8,051,337
  Money Market Accounts......................................................      4,959,816      5,561,573
  Time.......................................................................      8,055,429      7,474,234
  Foreign Office.............................................................      5,803,224      2,066,005
                                                                                 -----------    -----------
                                                                                  33,229,441     29,821,107
Short-Term Borrowings (Note 7)...............................................      7,119,972      5,354,839
Liability on Acceptances.....................................................        193,866        172,171
Accrued Expenses and Sundry Liabilities......................................        771,963        744,242
Long-Term Debt (Note 8)......................................................      2,504,348      1,434,947
                                                                                 -----------    -----------
       Total Liabilities.....................................................     43,819,590     37,527,306
                                                                                 -----------    -----------
Shareholders' Equity (Notes 8 & 9):

  Series A Preferred Stock -- Par Value $1, Stated Value $50.................             --             --
       NO. OF SHARES                                      1994           1993
- ------------------------------------------------   -----------    -----------
       Authorized...............................       460,000        460,000
       Issued...................................            --             --

  Preferred Stock -- No Par Value............................................             --             --
       NO. OF SHARES                                      1994           1993
- ------------------------------------------------   -----------    -----------
       Authorized...............................    10,000,000     10,000,000
       Issued...................................            --             --

  Common Stock -- Par Value $1...............................................        160,877        160,715
       NO. OF SHARES                                      1994           1993
- ------------------------------------------------   -----------    -----------
       Authorized...............................   500,000,000    500,000,000
       Issued...................................   160,876,819    160,715,173
  Capital Surplus............................................................        545,717        541,232
  Retained Earnings..........................................................      2,903,394      2,565,627
  Fair Value Adjustment on Investment Securities Available-for-Sale (Note
    4).......................................................................       (154,305)        (7,012)
  Accumulated Translation Adjustment.........................................          6,942          4,384
  Deferred Compensation......................................................        (17,438)       (16,347)
  Less Treasury Stock (4,968,147 shares).....................................       (153,644)            --
                                                                                 -----------    -----------
       Total Shareholders' Equity............................................      3,291,543      3,248,599
                                                                                 -----------    -----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................    $47,111,133    $40,775,905
                                                                                 ===========    ===========

The accompanying notes are an integral part of the financial statements.

NBD BANCORP, INC.
- ---------------------------

CONSOLIDATED STATEMENT OF INCOME
(in thousands except share data)

                                                                          FOR YEAR ENDED DECEMBER 31
                                                                    --------------------------------------
                                                                       1994          1993          1992
                                                                    ----------    ----------    ----------
INTEREST INCOME:
  Loans and Leases (including fees)..............................   $2,102,936    $1,924,075    $2,039,575
  Investment Securities:
    Taxable......................................................      665,068       544,933       614,341
    Non-Taxable..................................................       99,206       107,291       123,550
  Trading Account Securities.....................................        6,760         5,379         9,145
  Federal Funds Sold and Resale Agreements.......................        8,688         4,820         5,921
  Other Money Market Investments.................................           --         2,138         3,709
  Interest-Bearing Deposits......................................       32,736        34,184        47,556
                                                                    ----------    ----------    ----------
    Total Interest Income........................................    2,915,394     2,622,820     2,843,797
                                                                    ----------    ----------    ----------
INTEREST EXPENSE:
  Deposits.......................................................      873,190       827,875     1,108,714
  Short-Term Borrowings..........................................      290,624       156,227       166,756
  Long-Term Debt.................................................      126,812        80,611        58,556
                                                                    ----------    ----------    ----------
    Total Interest Expense.......................................    1,290,626     1,064,713     1,334,026
                                                                    ----------    ----------    ----------
NET INTEREST INCOME..............................................    1,624,768     1,558,107     1,509,771
  Provision For Possible Credit Losses (Note 5)..................       52,032       119,674       228,480
                                                                    ----------    ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR POSSIBLE CREDIT LOSSES...    1,572,736     1,438,433     1,281,291
                                                                    ----------    ----------    ----------
NON-INTEREST INCOME:
  Trust Fees.....................................................      157,355       149,552       139,856
  Service Charges on Deposit Accounts............................      159,996       165,416       158,380
  Credit Card Fees...............................................       38,566        36,050        37,308
  Securities Gains(Losses) (Note 4)..............................       (2,469)        9,328         1,614
  Other..........................................................      192,118       225,037       192,050
                                                                    ----------    ----------    ----------
    Total Non-Interest Income....................................      545,566       585,383       529,208
                                                                    ----------    ----------    ----------
NON-INTEREST EXPENSES:
  Compensation:
    Salaries.....................................................      542,565       535,472       517,763
    Benefits (Note 9)............................................      178,168       168,272       158,477
                                                                    ----------    ----------    ----------
    Total Compensation...........................................      720,733       703,744       676,240
  Net Occupancy (Note 6).........................................      117,253       118,063       111,947
  Equipment Rentals, Depreciation and Maintenance (Note 6).......       89,590        84,280        80,063
  FDIC and Other Regulatory Assessments..........................       66,663        68,766        70,145
  Amortization of Intangibles....................................       25,806        35,742        31,568
  Merger-Related Expenses........................................           --            --        76,071
  Other..........................................................      284,225       311,245       292,085
                                                                    ----------    ----------    ----------
    Total Non-Interest Expenses..................................    1,304,270     1,321,840     1,338,119
                                                                    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES.......................................      814,032       701,976       472,380
  Income Tax Expense (Including tax expense(benefit) of $(924),
    $3,536, and $761, respectively, on securities sales) (Note
    10)..........................................................      266,753       220,135       134,361
                                                                    ----------    ----------    ----------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE..............................................      547,279       481,841       338,019
  Extraordinary Item (net of income tax effect) (Note 8).........       (7,730)           --            --
  Cumulative Effect of Accounting Change (net of income tax
    effect) (Note 9).............................................       (7,885)        3,950       (37,885)
                                                                    ----------    ----------    ----------
NET INCOME.......................................................   $  531,664    $  485,791    $  300,134
                                                                    ==========    ==========    ==========
NET INCOME PER SHARE (ON AVERAGE SHARES OUTSTANDING):
  Income before Extraordinary Item and Cumulative Effect of
    Accounting Change............................................   $     3.45    $     2.98    $     2.11
  Extraordinary Item (net of income tax effect)..................        (0.05)           --            --
  Cumulative Effect of Accounting Change(net of income tax
    effect)......................................................        (0.05)         0.03         (0.24)
                                                                    ----------    ----------    ----------
NET INCOME PER SHARE.............................................   $     3.35    $     3.01    $     1.87
                                                                    ==========    ==========    ==========
Average Shares Outstanding.......................................   158,807,677   161,253,486   160,716,309

The accompanying notes are an integral part of the financial statements.

NBD BANCORP, INC.
- ---------------------------

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands except share data)

                                                                          FOR YEAR ENDED DECEMBER 31
                                                                    --------------------------------------
                                                                       1994          1993          1992
                                                                    ----------    ----------    ----------
PREFERRED STOCK:
  Balance, Beginning and End of Period...........................   $       --    $       --    $       --
                                                                    ----------    ----------    ----------
COMMON STOCK:
  Balance, Beginning of Period...................................      160,715       160,386       159,775
    Conversion of Subordinated Debentures and Other (161,646
       shares in 1994)...........................................          162           329           611
    Acquisition of Subsidiary Bank...............................           --            --         3,037
    Cancellation of Shares Held in Treasury......................           --            --        (3,037)
                                                                    ----------    ----------    ----------
  Balance, End of Period.........................................      160,877       160,715       160,386
                                                                    ----------    ----------    ----------
CAPITAL SURPLUS:
  Balance, Beginning of Period...................................      541,232       536,900       540,906
    Conversion of Subordinated Debentures and Other..............        4,485         4,332        (8,197)
    Acquisition of Subsidiary Bank...............................           --            --        90,918
    Cancellation of Shares Held in Treasury......................           --            --       (86,727)
                                                                    ----------    ----------    ----------
  Balance, End of Period.........................................      545,717       541,232       536,900
                                                                    ----------    ----------    ----------
RETAINED EARNINGS:
  Balance, Beginning of Period...................................    2,565,627     2,253,332     2,119,512
    Net Income...................................................      531,664       485,791       300,134
    Cash Dividends Declared on Common Stock:
       Corporation ($1.23, $1.08 and $1.04 per share,
         respectively)...........................................     (193,897)     (173,496)     (148,329)
       Pooled Affiliates.........................................           --            --       (18,353)
    Other........................................................           --            --           368
                                                                    ----------    ----------    ----------
  Balance, End of Period.........................................    2,903,394     2,565,627     2,253,332
                                                                    ----------    ----------    ----------
FAIR VALUE ADJUSTMENT ON INVESTMENT SECURITIES
  AVAILABLE-FOR-SALE:
  Balance, Beginning of Period...................................       (7,012)           --            --
    Change in Fair Value (net of tax benefit of $84,291 and
       $3,470, respectively).....................................     (147,293)       (7,012)           --
                                                                    ----------    ----------    ----------
  Balance, End of Period.........................................     (154,305)       (7,012)           --
                                                                    ----------    ----------    ----------
ACCUMULATED TRANSLATION ADJUSTMENT:
  Balance, Beginning of Period...................................        4,384         5,610         9,576
    Translation Gain(Loss) (net of tax benefit of $302, $660 and
       $2,043, respectively).....................................        2,558        (1,226)       (3,966)
                                                                    ----------    ----------    ----------
  Balance, End of Period.........................................        6,942         4,384         5,610
                                                                    ----------    ----------    ----------
DEFERRED COMPENSATION:
  Balance, Beginning of Period...................................      (16,347)      (15,335)      (47,207)
    Awards Granted...............................................      (14,445)      (11,639)      (10,640)
    Amortization of Deferred Compensation........................       11,155         9,281        15,369
    Termination -- ESOP..........................................           --            --        27,809
    Other........................................................        2,199         1,346          (666)
                                                                    ----------    ----------    ----------
  Balance, End of Period.........................................      (17,438)      (16,347)      (15,335)
                                                                    ----------    ----------    ----------
TREASURY STOCK:
  Balance, Beginning of Period...................................           --            --       (66,425)
    Purchase of Common Stock (5,410,345 shares in 1994)..........     (166,606)      (13,369)     (134,222)
    Conversion of Subordinated Debentures and Other (442,198
       shares in 1994)...........................................       12,962        13,369        36,652
    Acquisition of Subsidiary Bank...............................           --            --        74,231
    Cancellation of Shares Held in Treasury......................           --            --        89,764
                                                                    ----------    ----------    ----------
  Balance, End of Period.........................................     (153,644)           --            --
                                                                    ----------    ----------    ----------
TOTAL SHAREHOLDERS' EQUITY, END OF PERIOD........................   $3,291,543    $3,248,599    $2,940,893
                                                                    ==========    ==========    ==========

The accompanying notes are an integral part of the financial statements.

NBD BANCORP, INC.
- ---------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                                                        FOR YEAR ENDED DECEMBER 31
                                                                 -----------------------------------------
                                                                    1994           1993           1992
                                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..................................................   $   531,664    $   485,791    $   300,134
  Adjustments to Reconcile Net Income to Net Cash Provided
    by Operations:
    Depreciation and Amortization.............................       102,558        106,999        109,531
    Provision for Possible Credit Losses......................        52,032        119,674        228,480
    Securities Losses(Gains)..................................         2,469         (9,328)        (1,614)
    Extraordinary Item -- Redemption of Debt..................         7,730             --             --
    (Increase)Decrease in Interest Receivable.................       (65,697)        13,607         15,385
    Increase(Decrease) in Current Income Taxes Payable........        42,189         12,249        (46,592)
    Increase(Decrease) in Accrued Expenses....................        41,876        (57,701)          (410)
    (Increase)Decrease in Trading Account Investments.........       (11,094)        59,677         11,539
    Decrease(Increase) in Mortgages Held for Sale.............       225,731         33,784        (18,511)
    Other, net................................................       (49,061)       (35,960)           531
                                                                 -----------    -----------    -----------
       Net Cash Provided by Operating Activities..............       880,397        728,792        598,473
                                                                 -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease(Increase) in Interest-Bearing Deposits.............        98,524        (43,159)       397,445
  (Increase)Decrease in Federal Funds Sold and Resale
    Agreements................................................      (117,244)      (159,025)       265,124
  Decrease in Money Market Investments........................            --         14,910         22,534
  Purchase of Investment Securities Available-for-Sale........    (5,104,309)            --             --
  Proceeds from Maturity or Call of Investment Securities
    Available-for-Sale........................................     1,829,094             --             --
  Proceeds from Sale of Investment Securities
    Available-for-Sale........................................     1,918,714             --             --
  Purchase of Investment Securities Held-to-Maturity..........    (2,792,428)    (4,654,663)    (5,484,298)
  Proceeds from Maturity or Call of Investment Securities
    Held-to-Maturity..........................................     1,752,504      5,219,133      4,131,454
  Proceeds from Sale of Investment Securities
    Held-to-Maturity..........................................            --         66,037        703,193
  Increase in Loans and Leases................................    (3,926,926)      (579,340)      (603,206)
  Purchase of Loan Portfolios.................................            --        (19,617)      (101,874)
  Proceeds from Sale of Loan Portfolios.......................       123,341         70,107             --
  Purchase of Premises and Equipment and Other Assets.........      (400,167)      (155,702)       (85,626)
  Proceeds from Sale of Premises and Equipment and Other
    Assets....................................................        68,938         65,585         38,406
  Net Cash(Paid)Acquired in Purchase or Sale of
    Subsidiaries..............................................        (5,720)            --        100,527
                                                                 -----------    -----------    -----------
       Net Cash Used by Investing Activities..................    (6,555,679)      (175,734)      (616,321)
                                                                 -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase(Decrease) in Deposits..............................     3,381,134     (1,207,518)       346,784
  Increase(Decrease) in Short-Term Borrowings.................     1,762,360        233,709       (133,944)
  Proceeds from the Issuance of Long-Term Debt................     1,525,000        500,000        551,671
  Principal Payments on Long-Term Debt........................      (252,511)       (38,556)      (100,439)
  Redemption of Long-Term Debt................................      (208,734)            --             --
  Proceeds from Stock Option Exercises........................         1,401          2,527          1,415
  Payments to Acquire Treasury Stock..........................      (166,606)       (13,369)      (134,222)
  Dividends Paid..............................................      (185,840)      (173,413)      (152,353)
                                                                 -----------    -----------    -----------
       Net Cash Provided(Used) by Financing Activities........     5,856,204       (696,620)       378,912
                                                                 -----------    -----------    -----------
Effect of Exchange Rate Changes on Cash and Due From Banks....           391            (15)        (2,138)
                                                                 -----------    -----------    -----------
Net Increase(Decrease) in Cash and Due From Banks.............       181,313       (143,577)       358,926
Cash and Due From Banks -- Beginning of Period................     2,405,694      2,549,271      2,190,345
                                                                 -----------    -----------    -----------
CASH AND DUE FROM BANKS -- END OF PERIOD......................   $ 2,587,007    $ 2,405,694    $ 2,549,271
                                                                 ===========    ===========    ===========
Other Cash Flow Disclosures:
  Interest Paid...............................................   $ 1,349,668    $ 1,088,656    $ 1,181,123
  State and Federal Taxes Paid................................       220,126        203,937        136,913

The accompanying notes are an integral part of the financial statements.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of NBD Bancorp, Inc. and its subsidiaries (the Corporation) conform to generally accepted accounting principles.

(A) CONSOLIDATION:

     The consolidated financial statements of the Corporation include the accounts of NBD Bancorp, Inc. (the Parent) and its majority-owned subsidiary companies. All material intercompany accounts and transactions have been eliminated.

(B) STATEMENT OF CASH FLOWS:

     Cash and Due From Banks is considered Cash and Cash Equivalents in the Consolidated Statement of Cash Flows.

(C) SECURITIES:

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993.

     In accordance with SFAS No. 115, Investment Securities are accounted for as follows: (a) Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as Held-to-Maturity and reported at amortized cost; (b) Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as Trading Account Securities and reported at fair value, with realized and unrealized gains and losses included in Other Non-Interest Income; and (c) Debt and equity securities not classified as Held-to-Maturity or Trading Account Securities are classified as Available-for-Sale and reported at fair value. Fair value adjustments are excluded from earnings and reported in a separate component of shareholders' equity, net of tax.

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

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(D) LOANS: (CONTINUED)

     Consumer loans are not placed on a non-accrual status because they are generally charged off when 120 days to 150 days past due. Accrued but unpaid interest is reversed against current period interest income when the loan is charged off.

(E) ALLOWANCE FOR POSSIBLE CREDIT LOSSES:

     The Allowance is maintained at a level considered by management to be adequate to provide for probable loan and lease losses inherent in the portfolio. Management's evaluation is based on a continuing review of the loan and lease portfolio and includes consideration of the actual loan and lease loss experience, the present and prospective financial condition of borrowers, the balance of the loan and lease portfolio, industry and country concentrations within the portfolio and general economic conditions.

(F) BANK PREMISES AND EQUIPMENT:

     Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to operations over the estimated useful lives of the assets and is computed on either a straight-line or an accelerated depreciation method. The estimated useful lives are generally 10 to 35 years for buildings and building improvements, and three to 10 years for furniture and equipment.

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

(I) PENSION AND OTHER EMPLOYEE BENEFITS:

     The Corporation adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1992. This statement requires that the expected cost of providing postretirement benefits be recognized in the financial statements during an employee's active service period.

     The Corporation adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. This statement requires the accrual of benefits provided to former or inactive employees after employment but before retirement. The Corporation's prior practice was to expense these benefits when paid.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(J) INTEREST RATE CONTRACTS:

     The Corporation enters into interest rate contracts as part of its asset/liability management activities (risk management contracts), as a source of fee income (customer contracts) and, on a limited scale, to generate profits (trading contracts).

     Income or expense on a risk management contract is accrued over its life and is included in Net Interest Income. Any gain or loss from early termination of a risk management contract is deferred and amortized to the earlier of the maturity date of the specified asset or liability, or the original expiration date of the contract. If the specified asset or liability is disposed of, any unrealized or deferred gain or loss on the related risk management contract is included in determining the gain or loss on the disposition.

     Any fee, including the initial bid/offer spread, on a customer contract is recognized as Other Non-Interest Income over the life of the contract.

     Customer contracts and trading contracts are recorded at fair value, with changes in their value recorded as Other Non-Interest Income.

(K) FOREIGN CURRENCY EXCHANGE AND TRANSLATION:

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

(L) LETTERS OF CREDIT AND GUARANTEES:

     In the normal course of business, the Corporation issues and participates in letters of credit and financial guarantees. Fees are accrued over the life of the agreements and included in Other Non-Interest Income.

(M) INCOME PER SHARE:

     Per share amounts are based on the weighted average number of shares outstanding throughout the year adjusted for the assumed exercise of stock options.

(N) RECLASSIFICATION:

     Prior years' financial statements have been reclassified to conform with the current financial statement presentations.

2. ACQUISITIONS

     On January 23, 1992, the Corporation acquired all of the common stock of Gainer Corporation, a bank holding company located in Merrillville, Indiana. The acquisition was accounted for as a purchase and, accordingly, operations of Gainer Corporation are included in the consolidated statements since the date of acquisition. Essentially all of the purchase price of $168,379,000 was provided by issuing 5,729,000 shares of the Corporation's common stock. The fair value of assets acquired amounted to $1,519,368,000 and liabilities assumed totaled $1,350,989,000. The transaction generated $41,260,000 of goodwill, which is being amortized over 15 years using the straight-line method.

     On July 1, 1992, the Corporation issued approximately 11,911,000 shares of its common stock in exchange for all the common stock of Summcorp, a bank holding company located in Fort Wayne, Indiana. The combination was accounted for as a pooling of interests.

     In June 1992, Summcorp recorded $6.0 million ($4.4 million after tax) of merger-related expenses. These expenses were composed of charges taken for the elimination of duplicate facilities and equipment, and intangibles revaluation. Summcorp also recorded a $9.8 million ($5.9 million after tax) provision for possible credit losses to conform its credit evaluation policies to those of the Corporation.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

2. ACQUISITIONS (CONTINUED)
     On October 15, 1992, the Corporation issued approximately 29,892,000 shares of its common stock for all of the common stock of INB Financial Corporation, Inc. (INB), of Indianapolis, Indiana. This merger was also accounted for as a pooling of interests.

     In the third quarter of 1992, the Corporation recorded $70.1 million ($48.0 million after tax) of merger-related expenses for severance and early retirement, elimination of duplicate facilities and equipment, and intangibles revaluation. In addition, INB recorded a $41.6 million ($25.1 million after tax) provision for credit losses to conform its credit evaluation policies to those of the Corporation.

     During 1994, the Corporation entered into a merger agreement with AmeriFed Financial Corp., a thrift holding company located in Joliet, Illinois, with total assets of $910 million. The merger was consummated on January 9, 1995, and accounted for as a purchase. Essentially all of the purchase price was provided by the issuance of 5,234,000 shares of the Corporation's common stock valued at approximately $148 million. The Corporation had repurchased 4,964,000 of the shares issued before the closing of the merger, and repurchased an amount equivalent to the remaining shares issued soon after the closing.

     In January 1995, the Corporation entered into a definitive agreement under which Deerbank Corporation, a $766 million thrift holding company located in Deerfield, Illinois, would become affiliated with the Corporation. Under the terms of the agreement, valued at approximately $120 million, each share of Deerbank Corporation common stock will be exchanged for $45.00 of the Corporation's common stock, based on the average market price of the Corporation's common stock for a certain period preceding the closing of the merger. The Corporation will have repurchased an equivalent number of its common shares at or soon after the closing of the merger. The merger, which will be accounted for as a purchase, is subject to the approval of Deerbank Corporation shareholders and regulatory authorities.

3. CASH AND DUE FROM BANKS

     The subsidiary banks of the Corporation are required to maintain non-interest bearing reserve balances with the Federal Reserve Bank based on a percentage of the subsidiary banks' deposits. During 1994 and 1993, the average reserve balances were approximately $330,387,000 and $308,100,000, respectively.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

4. INVESTMENT SECURITIES

     Following are the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at DECEMBER 31, 1994:

                                                              INVESTMENT SECURITIES AVAILABLE-FOR-SALE
                                                        ----------------------------------------------------
                                                                        GROSS         GROSS
                                                        AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                           COST         GAINS         LOSSES        VALUE
                                                        ----------    ----------    ----------    ----------
                                                                           (IN THOUSANDS)
U.S. Treasury........................................   $  505,540      $   96       $    592     $  505,044
U.S. Government Agencies:
  Mortgage-backed Securities.........................    2,655,673           4        160,195      2,495,482
  Collateralized Mortgage Obligations................    1,461,321       4,940         45,974      1,420,287
  Other..............................................       22,916       1,267              3         24,180
States and Political Subdivisions....................       76,586          33            363         76,256
Collateralized Mortgage Obligations(a)...............      111,351          76            936        110,491
Other................................................      222,931         459         40,878        182,512
                                                        ----------    ----------    ----------    ----------
       Total.........................................   $5,056,318      $6,875       $248,941     $4,814,252
                                                        ==========    =========     =========     ==========

                                                               INVESTMENT SECURITIES HELD-TO-MATURITY
                                                        ----------------------------------------------------
                                                                        GROSS         GROSS
                                                        AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                           COST         GAINS         LOSSES        VALUE
                                                        ----------    ----------    ----------    ----------
                                                                           (IN THOUSANDS)
U.S. Treasury........................................   $  519,656     $    225      $ 13,145     $  506,736
U.S. Government Agencies:
  Mortgage-backed Securities.........................    5,664,739       45,612       282,356      5,427,995
  Other..............................................        8,420            6           145          8,281
States and Political Subdivisions....................    1,415,398       46,182        23,626      1,437,954
Other................................................          500           10            --            510
                                                        ----------    ----------    ----------    ----------
       Total.........................................   $7,608,713     $ 92,035      $319,272     $7,381,476
                                                        ==========    =========     =========     ==========

- -------------------------
(a) All Collateralized Mortgage Obligations of private issuers have underlying collateral consisting of obligations of U.S. Government Agencies.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

4. INVESTMENT SECURITIES (CONTINUED)
     Following are the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at DECEMBER 31, 1993:

                                                              INVESTMENT SECURITIES AVAILABLE-FOR-SALE
                                                        ----------------------------------------------------
                                                                        GROSS         GROSS
                                                        AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                           COST         GAINS         LOSSES        VALUE
                                                        ----------    ----------    ----------    ----------
                                                                           (IN THOUSANDS)
U.S. Treasury........................................   $  965,190     $  9,405      $      1     $  974,594
U.S. Government Agencies:
  Mortgage-backed Securities.........................      729,612        2,639         2,509        729,742
  Collateralized Mortgage Obligations................    1,663,910        3,055         9,026      1,657,939
  Other..............................................        3,405           88            --          3,493
States and Political Subdivisions....................        1,261          112            --          1,373
Collateralized Mortgage Obligations(a)...............      240,213          803           650        240,366
Other................................................      191,275          279        14,677        176,877
                                                        ----------    ----------    ----------    ----------
       Total.........................................   $3,794,866     $ 16,381      $ 26,863     $3,784,384
                                                        ==========    =========     =========     ==========

                                                               INVESTMENT SECURITIES HELD-TO-MATURITY
                                                        ----------------------------------------------------
                                                                        GROSS         GROSS
                                                        AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                                           COST         GAINS         LOSSES        VALUE
                                                        ----------    ----------    ----------    ----------
                                                                           (IN THOUSANDS)
U.S. Treasury........................................   $  525,698     $ 22,020       $   36      $  547,682
U.S. Government Agencies:
  Mortgage-backed Securities.........................    4,563,883      252,693        2,354       4,814,222
  Other..............................................        9,978          153            2          10,129
States and Political Subdivisions....................    1,505,270      139,527        1,585       1,643,212
Other................................................        2,580           78           --           2,658
                                                        ----------    ----------    ----------    ----------
       Total.........................................   $6,607,409     $414,471       $3,977      $7,017,903
                                                        ==========    =========     =========     ==========

- -------------------------

(a) All Collateralized Mortgage Obligations of private issuers have underlying collateral consisting of obligations of U.S. Government Agencies.

     The maturity distribution of investment securities at December 31, 1994, is shown below. The distribution of mortgage-backed securities and collateralized mortgage obligations is based on average expected maturities. Actual maturities may differ because issuers may have the right to call or prepay obligations.

                                                           AVAILABLE-FOR-SALE           HELD-TO-MATURITY
                                                        ------------------------    ------------------------
                                                        AMORTIZED        FAIR       AMORTIZED        FAIR
                                                           COST         VALUE          COST         VALUE
                                                        ----------    ----------    ----------    ----------
                                                             (IN THOUSANDS)              (IN THOUSANDS)
Due in one year or less..............................   $  888,418    $  882,290    $  162,849    $  164,791
Due after one year through five years................      867,625       843,603     2,558,425     2,507,006
Due after five years through ten years...............      696,840       669,745     4,545,950     4,382,584
Due after ten years..................................    2,535,049     2,349,786       341,489       327,095
Equity securities....................................       68,386        68,828            --            --
                                                        ----------    ----------    ----------    ----------
                                                        $5,056,318    $4,814,252    $7,608,713    $7,381,476
                                                        ==========    ==========    ==========    ==========

     Proceeds from the sale of Investment Securities Available-for-Sale during 1994 were $1,918,714,000 resulting in gross realized gains of $7,723,000 and gross realized losses of $10,192,000. Proceeds from the sale of Investment Securities during 1993 were $66,037,000 resulting in gross realized gains of $9,047,000 and gross realized losses of $129,000. Securities Gains in 1993 also included $410,000 of gains realized on the sale of Other Money Market Investments. Proceeds from the sale of Investment Securities during 1992 were $703,193,000 resulting in gross realized gains of $9,516,000 and gross realized losses of $7,902,000.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

4. INVESTMENT SECURITIES (CONTINUED)
     Assets, principally Investment Securities, carried at approximately $6,996,973,000 were pledged at December 31, 1994, to secure public deposits (including deposits of $8,845,000 of the Treasurer, State of Michigan), repurchase agreements and for other purposes required by law.

     Excluded from the Consolidated Statement of Cash Flows in 1993 is the reclassification to Investment Securities Available-for-Sale of $88.9 million of United Mexican States obligations previously classified as Loans, and $30.9 million of obligations previously classified as Other Money Market Investments. These reclassifications were made concurrent with the implementation of SFAS No. 115 as of December 31, 1993.

5. ALLOWANCE FOR POSSIBLE CREDIT LOSSES

     The changes in the Allowance for Possible Credit Losses are summarized below:

                                                                          FOR YEAR ENDED DECEMBER 31
                                                                      -----------------------------------
                                                                        1994         1993         1992
                                                                      ---------    ---------    ---------
                                                                                (IN THOUSANDS)
Balance, beginning of year.........................................   $ 423,030    $ 417,764    $ 377,585
  Provision........................................................      52,032      119,674      228,480
  Charge-offs......................................................    (121,026)    (206,101)    (256,860)
  Recoveries.......................................................      80,560       91,576       57,112
                                                                      ---------    ---------    ---------
       Net Charge-offs.............................................     (40,466)    (114,525)    (199,748)
  Translation Adjustments..........................................         455          117         (808)
  Acquisitions.....................................................          --           --       12,255
                                                                      ---------    ---------    ---------
Balance, end of year...............................................   $ 435,051    $ 423,030    $ 417,764
                                                                      =========    =========    =========

     In 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," requiring that an impaired loan be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. In 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," which amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The standards are effective for fiscal years beginning after December 15, 1994. The Corporation does not expect adoption of the standards to have a material impact on the financial statements.

6. PREMISES AND EQUIPMENT

     The components of premises and equipment are as follows:

                                                                                      DECEMBER 31
                                                                                ------------------------
                                                                                   1994          1993
                                                                                ----------    ----------
                                                                                     (IN THOUSANDS)
Land.........................................................................   $   93,820    $   93,842
Premises.....................................................................      511,642       507,272
Leasehold Improvements.......................................................       97,225        98,954
Furniture and Equipment......................................................      529,537       501,580
                                                                                ----------    ----------
       Total.................................................................    1,232,224     1,201,648
Less Accumulated Depreciation and Amortization...............................     (601,867)     (567,107)
                                                                                ----------    ----------
Net Premises and Equipment...................................................   $  630,357    $  634,541
                                                                                ==========    ==========

     Depreciation and amortization expense was $73,479,000 in 1994, $65,914,000 in 1993 and $59,976,000 in 1992.

     Rental expense for leased properties and equipment totaled $43,490,000 in 1994, $42,453,000 in 1993 and $41,814,000 in 1992. Aggregate future minimum rental payments on operating leases having non-cancelable

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

6. PREMISES AND EQUIPMENT (CONTINUED)

lease terms in excess of one year amounted to $209,670,000 as of December 31, 1994; minimum annual rental payments for such leases are $30,326,000 in 1995 and do not exceed $28,897,000 for any year thereafter.

7. SHORT-TERM BORROWINGS

     The Corporation classifies borrowings with original maturities of less than one year as short-term borrowings. The following is a summary of short-term borrowings for each of the three years ended December 31, 1994:

                                                      END OF PERIOD
                                                  ----------------------                             MAXIMUM
                                                                WEIGHTED      DAILY AVERAGE         OUTSTANDING
                                                                AVERAGE     ------------------        AT ANY
                                                   BALANCE        RATE       BALANCE      RATE      MONTH END
                                                  ----------    --------    ----------    ----      ----------
                                                                     (DOLLARS IN THOUSANDS)
1994:
Securities Sold Under Agreements to
  Repurchase...................................   $2,861,513      5.81%     $2,486,717    4.35%     $3,365,134
Bank Notes.....................................    2,484,000      5.75       1,784,190    4.58       2,484,000
Federal Funds Purchased........................    1,031,055      5.99       1,588,259    4.40       1,953,810
Treasury Tax and Loan Notes....................      634,190      4.69         547,419    3.76       1,327,645
Commercial Paper...............................       59,236      5.42         126,499    3.92         195,859
Other..........................................       49,978      4.01         114,321    4.76         192,129
                                                  ----------    --------    ----------    ----
       Total...................................   $7,119,972      5.70%     $6,647,405    4.37%
                                                  ==========    =======     ==========    ====
1993:
Securities Sold Under Agreements to
  Repurchase...................................   $1,586,105      3.19%     $1,403,960    3.08%     $1,586,105
Bank Notes.....................................    1,103,400      3.36         922,780    3.30       1,245,000
Federal Funds Purchased........................    1,196,355      2.81       1,729,008    3.04       2,308,711
Treasury Tax and Loan Notes....................    1,225,016      2.64         683,927    2.81       1,347,352
Commercial Paper...............................      158,886      3.25         143,126    3.18         196,367
Other..........................................       85,077      5.93         111,362    5.60         147,269
                                                  ----------    --------    ----------    ----
       Total...................................   $5,354,839      3.06%     $4,994,163    3.13%
                                                  ==========    =======     ==========    ====
1992:
Securities Sold Under Agreements to
  Repurchase...................................   $1,215,513      3.33%     $  991,644    3.50%     $1,228,401
Bank Notes.....................................      450,000      3.40         231,585    3.41         550,000
Federal Funds Purchased........................    2,413,420      3.04       2,522,819    3.54       2,922,960
Treasury Tax and Loan Notes....................      730,440      2.45         551,081    3.39       1,298,441
Commercial Paper...............................      184,437      3.42         191,761    3.69         386,639
Other..........................................      125,683      6.91         135,370    6.71         176,686
                                                  ----------    --------    ----------    ----
       Total...................................   $5,119,493      3.17%     $4,624,260    3.61%
                                                  ==========    =======     ==========    ====

     In 1994, the Corporation entered into a series of interest rate swap contracts with varying maturities that have the effect of fixing the interest rate on up to $875,000,000 of Federal Funds Purchased. At December 31, 1994, the weighted average life of the swap contracts was 2.0 years and the weighted average pay rate was 6.55%. The effect of the accruals on these contracts are included in the daily average rates shown above, and excluded from the end of period weighted average rates.

     At December 31, 1994, the Parent had an unused revolving credit of $200 million, convertible to a term loan at the option of the Corporation, to support general corporate financing needs. An annual commitment fee of 17 1/2 basis points is paid on the credit facility.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

8. LONG-TERM DEBT

     The following is a summary of long-term debt:

                                                                                      DECEMBER 31
                                                                                ------------------------
                                                                                   1994          1993
                                                                                ----------    ----------
Parent:
  7 1/4% Fixed Rate Subordinated Debentures Due 2004.........................   $  200,000    $  200,000
  8.10% Fixed Rate Subordinated Notes Due 2002...............................      200,000       200,000
  7 1/2% Preferred Purchase Units, Due 2023..................................      150,000       150,000
  Floating Rate Subordinated Notes Due 2005 (6.50% and 5.25%
    at December 31, 1994 and 1993, respectively).............................       96,000        96,000
  7 1/4% Convertible Subordinated Debentures Due 2006........................           --       199,985
                                                                                ----------    ----------
                                                                                   646,000       845,985
                                                                                ----------    ----------
Subsidiaries:
  Bank Notes, various rates and maturities...................................    1,375,000       350,000
  8 1/4% Fixed Rate Subordinated Note Due 2024...............................      250,000            --
  6 1/4% Fixed Rate Subordinated Notes Due 2003..............................      200,000       200,000
  8.75% Fixed Rate Senior Notes Due 1997 -- 1999.............................       10,000        10,000
  Capital Lease Obligations, various rate and maturities.....................       17,185        19,866
  Other......................................................................        6,163         9,096
                                                                                ----------    ----------
                                                                                 1,858,348       588,962
                                                                                ----------    ----------
                                                                                $2,504,348    $1,434,947
                                                                                ==========    ==========

     The 7 1/4% Fixed Rate Subordinated Debentures Due 2004 will mature on August 15, 2004. The Debentures are unsecured, subordinated to all present and future Senior Indebtedness of the Parent, and are not redeemable prior to maturity. Interest is payable semiannually on February 15 and August 15.

     The 8.10% Fixed Rate Subordinated Notes Due 2002 will mature on March 1, 2002. The Notes are unsecured, subordinated to all present and future Senior Indebtedness of the Parent, and are not redeemable prior to maturity. Interest is payable semiannually on March 1 and September 1. Subsequent to the issuance of these Notes, the Corporation entered into $120,000,000 notional amount of interest rate swap contracts that converted the fixed rate on $120,000,000 of these Notes to the six-month LIBOR plus 0.25 percent.

     Each 7 1/2% Preferred Purchase Unit consists of a 7.40% subordinated debenture due May 10, 2023, in a principal amount of $25 and a related purchase contract paying fees of 0.10% of the principal amount of the debenture per year. The contract requires the purchase on May 10, 2023, of one depositary share representing a one-fourth interest in a share of 7 1/2% cumulative preferred stock of NBD Bancorp at a purchase price of $25 per depositary share. During 1994, the Corporation entered into $150,000,000 notional value of interest rate swap contracts that converted the effective cost of the Units to the three-month LIBOR through August 10, 2004.

     The Floating Rate Subordinated Notes Due 2005 will mature on the interest payment date in December 2005 at par. The Notes are unsecured, subordinated to all present and future Senior Indebtedness of the Corporation, and may be redeemed by the Corporation, in whole or in part, on any interest payment date at par. Interest on the Notes is payable quarterly in arrears at a rate of 1/4 of 1 percent per annum above the arithmetic mean of London interbank bid quotations for three-month Eurodollar deposits. In no event will the rate be less than 5.25 percent per annum.

     The 7 1/4% Convertible Subordinated Debentures Due 2006 were called by the Parent for redemption on March 15, 1994, at a redemption price of $1,050.75 per $1,000 of the principal amount. The Corporation incurred an extraordinary item charge of $11,892,000 ($7,730,000 net of income taxes) on the redemption. Prior to redemption, holders elected to convert $1,333,000 of the Debentures into shares of common stock of the Parent at a conversion price of $30.40 per share. During 1993, $15,000 of the Debentures were converted.

     The Bank Notes are unsecured and unsubordinated debt obligations, issued in denominations of $250,000 or any amount in excess thereof that is a multiple of $1,000. Each Note bears interest at a fixed rate that is established by the issuing bank at the time of issuance. The interest payment dates on the Bank Notes are

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

8. LONG-TERM DEBT (CONTINUED)

January 15 and July 15 of each year. At December 31, 1994, the weighted average rate of the outstanding Notes was 5.84% and the remaining weighted average maturity was 23 months.

     The 8 1/4% Fixed Rate Subordinated Notes Due 2024 will mature on November 1, 2024. The Notes are unsecured, subordinated to the claims of depositors and other creditors of NBD Bank, N.A. (Michigan), and are not redeemable by the bank prior to maturity. Registered holders have a one-time right to redeem the Notes at par, in whole or in part, on November 1, 2004. Interest is payable semiannually on May 1 and November 1. Concurrent with the issuance of these Notes, the bank entered into a $50,000,000 notional amount interest rate swap contract that converts the effective cost for $50,000,000 of the Notes to 7.62% through November 2, 1997, and to the six-month LIBOR from November 3, 1997, through November 1, 2004.

     The 6 1/4% Fixed Rate Subordinated Notes Due 2003 will mature on August 15, 2003. The Notes are unsecured, subordinated to the claims of depositors and other creditors of NBD Bank, N.A. (Michigan), and are not redeemable prior to maturity. Interest is payable semiannually on February 15 and August 15.

     Aggregate long term debt of $118,941,000, $553,364,000, $566,411,000,
$106,674,000 and $56,771,000 will mature in 1995, 1996, 1997, 1998 and 1999, respectively.

9. PENSION AND OTHER EMPLOYEE BENEFITS

     The Corporation maintains pension plans (the Pension Plans) covering substantially all full time salaried employees. The Pension Plans are non-contributory, defined benefit plans that provide benefits based on years of service and compensation level. The Corporation's policy is to fund the Pension Plans according to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

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

     The pension expense is comprised of:

                                                                                THE PENSION PLANS
                                                                         --------------------------------
                                                                           1994        1993        1992
                                                                         --------    --------    --------
                                                                                  (IN THOUSANDS)
Service cost (benefits earned during year)............................   $ 23,211    $ 18,672    $ 21,284
Interest cost on projected benefit obligation.........................     40,837      38,596      35,035
Actual loss(return) on assets.........................................     13,213     (73,666)    (50,129)
Net amortization and deferral.........................................    (70,367)     23,003       2,307
                                                                         --------    --------    --------
Net pension expense...................................................   $  6,894    $  6,605    $  8,497
                                                                         ========    ========    ========

                                                                              THE RESTORATION PLANS
                                                                         --------------------------------
                                                                           1994        1993        1992
                                                                         --------    --------    --------
                                                                                  (IN THOUSANDS)
Service cost (benefits earned during year)............................     $1,010       $ 573       $ 810
Interest cost on projected benefit obligation.........................      2,950       1,918       1,719
Net amortization and deferral.........................................      1,827         591         554
Net pension expense...................................................     $5,787      $3,082      $3,083

     The expected long-term rate of return on plan assets was 9.5% for each year presented above. Service cost in 1992 includes $4,014,000 and $245,000 for the Pension Plans and the Restoration Plans, respectively, of additional expense for individuals who elected to accept an early retirement option offered to employees of INB.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

9. PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)

     The following table sets forth the Plans' funded status and amounts recognized in the consolidated balance sheet at December 31:

                                                                                        THE RESTORATION
                                                               THE PENSION PLANS             PLANS
                                                              --------------------    --------------------
                                                                1994        1993        1994        1993
                                                              --------    --------    --------    --------
                                                                             (IN THOUSANDS)
Actuarial present value of the projected benefit
  obligation, based on employment services to date, and
  current salary levels:
    Vested employees.......................................   $371,772    $404,672    $ 25,094    $ 23,514
    Non-vested employees...................................     24,351      25,169       1,407       2,476
                                                              --------    --------    --------    --------
    Accumulated benefit obligation.........................    396,123     429,841      26,501      25,990
Additional amounts related to projected salary increases...    129,347     154,755       9,941      16,831
                                                              --------    --------    --------    --------
Total projected benefit obligation.........................    525,470     584,596      36,442      42,821
Plan assets (at market value)..............................    568,393     583,076          --          --
                                                              --------    --------    --------    --------
Funded assets in excess of(less than) projected benefit
  obligation...............................................     42,923      (1,520)    (36,442)    (42,821)
Unrecognized net (gain)loss................................    (24,953)      6,153       1,909      11,183
Unrecognized transition (asset)liability being amortized
  over 15 years beginning January 1, 1986..................    (33,331)    (38,262)      1,169       1,455
Unrecognized prior service cost............................      9,781      11,198      10,571      11,542
Adjustment to recognize minimum liability..................         --          --      (3,708)     (7,349)
                                                              --------    --------    --------    --------
Accrued pension liability included in the consolidated
  balance sheet............................................   $ (5,580)   $(22,431)   $(26,501)   $(25,990)
                                                              ========    ========    ========    ========

     The funded status of the Pension Plans as of December 31, 1993, included plan assets of $75,800,000, accumulated benefit obligation of $85,607,000, and projected benefit obligation of $112,809,000 relating to a pension plan maintained by NBD Indiana, Inc. (formerly INB), a wholly-owned subsidiary of NBD Bancorp, Inc. The INB plan was merged with the NBD Bancorp, Inc. plan on January 1, 1994.

     The assumptions used in determining the actuarial present value of the projected benefit obligations are set forth below:

                                                                                   1994    1993
                                                                                   ----    ----
           Discount Rate........................................................   8.0 %   7.0 %
           Rate of increase in compensation levels..............................   5.5     5.5

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

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

9. PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)

     Net periodic postretirement benefit cost included the following components for the years ended December 31:

                                                                                1994      1993      1992
                                                                               ------    ------    ------
                                                                                     (IN THOUSANDS)
Service cost................................................................   $  940    $1,539    $1,362
Interest cost...............................................................    3,600     5,003     4,769
Amortization of unrecognized net gains......................................     (440)       --        --
                                                                               ------    ------    ------
Net periodic postretirement benefit cost....................................   $4,100    $6,542    $6,131
                                                                               ======    ======    ======

     The Corporation funds postretirement benefit cost as claims are incurred. The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheet at December 31:

                                                                                     1994         1993
                                                                                   --------     --------
                                                                                      (IN THOUSANDS)
Accumulated postretirement benefit obligation:
  Retirees......................................................................   $ 36,600     $ 44,014
  Fully eligible active plan participants.......................................      3,800        7,413
  Other active plan participants................................................      8,500       21,083
                                                                                   --------     --------
Total accumulated postretirement benefit obligation.............................     48,900       72,510
Plan assets (at market value)...................................................         --           --
                                                                                   --------     --------
Accumulated postretirement benefit obligation in excess of plan assets..........    (48,900)     (72,510)
Unrecognized net (gain)loss.....................................................    (17,494)       6,766
                                                                                   --------     --------
Accrued postretirement benefit liability recognized in the consolidated balance
  sheet.........................................................................   $(66,394)    $(65,744)
                                                                                   ========     ========

     For measurement purposes, a 10 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1995; the rate was assumed to trend downward to 5.5 percent by the year 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1994, by $3,800,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by approximately $390,000.

     The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0 percent at December 31, 1994, and 7.0 percent at year-end 1993.

     The Corporation adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. The cumulative effect of adoption was a charge of $12,323,000 ($7,885,000 net of income taxes). The impact of the new accounting method in 1994 on income before accounting changes was insignificant.

  EMPLOYEE SAVINGS PLANS

     The Corporation contributes to various 401(k) savings plans and profit sharing plans for the benefit of employees meeting certain eligibility requirements. The Corporation's participation in the 401(k) savings plans is in the form of "matching funds" wherein it contributes an amount equal to the participants' contributions up to 2 percent of the participants' compensation, plus an amount equal to one-half of the participant's contribution between 2 percent and 6 percent of the participant's compensation subject to certain limitations imposed by the IRS.

     In addition, INB sponsored a leveraged Employee Stock Ownership Plan
(ESOP), wherein the ESOP used the proceeds of a $33.0 million loan from INB to acquire 1,236,500 shares of its common stock. Subsequently, shares of common stock held by the ESOP were allocated to participating employees. The ESOP was terminated in the fourth quarter of 1992.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

9. PENSION AND OTHER EMPLOYEE BENEFITS (CONTINUED)

     Total expense for all employee savings plans was $14,651,000 in 1994, $15,467,000 in 1993, and $12,659,000 in 1992.

  STOCK AWARD AND STOCK OPTION PLANS

     The executive officers of the Corporation and certain other employees are eligible for awards pursuant to the Performance Incentive Plan (the PIP Plan) administered by the Compensation Committee of the Board of Directors. The Committee is empowered to make two types of awards and to establish two groups of awardees.

     The first group is selected from among the more senior officers. The Committee is authorized to award to this group Performance Shares. A Performance Share is one share of the Corporation's common stock. Distribution of the awards is tied to the achievement of certain financial performance goals for the Corporation as set by the Committee, over performance periods of at least one year and up to five years in duration. The second group of employees (which excludes the more senior officers, except by special Committee action) may be awarded shares of the Corporation's common stock, the ultimate distribution of which is not tied to corporate performance goals. The award periods for this group has ranged from one to five years in duration.

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

     The following table summarizes activity under the option and award plans for 1992, 1993 and 1994:

                                                                                         OPTIONS
                                                                              ------------------------------
                                                                    STOCK                         PRICE
                                                                    AWARDS    OUTSTANDING       PER SHARE
                                                                    ------    -----------    ---------------
                                                                      (NO. OF SHARES IN
                                                                         THOUSANDS)
January 1, 1992..................................................   1,538         2,636      $ 4.72 - $29.21
  Granted........................................................     362         1,015       27.44 -  31.94
  Exercised......................................................    (466)       (1,048)       6.62 -  29.21
  Forfeited......................................................    (177)           (7)      11.17 -  18.36
                                                                    ------    -----------
December 31, 1992................................................   1,257         2,596        4.72 -  31.94
  Granted........................................................     369           316       29.81 -  36.06
  Exercised......................................................    (303)         (769)       4.72 -  30.88
  Forfeited......................................................     (28)          (97)      14.91 -  33.94
                                                                    ------    -----------
December 31, 1993................................................   1,295         2,046        6.62 -  36.06
  Granted........................................................     470           970       28.44 -  31.56
  Exercised......................................................    (309)         (230)       6.62 -  29.94
  Forfeited......................................................     (34)          (14)      21.13 -  35.69
                                                                    ------    -----------
December 31, 1994................................................   1,422         2,772      $ 9.38 - $36.06
                                                                    ======    ===========

As of December 31, 1994, 1,192,000 options were exercisable.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

10. INCOME TAXES

     The consolidated income tax expense(benefit) is comprised of the following elements:

                                                                     FOR YEAR ENDED DECEMBER 31
                                                                  --------------------------------
                                                                    1994        1993        1992
                                                                  --------    --------    --------
                                                                           (IN THOUSANDS)
        Income Tax Expense(Benefit):
          Domestic:
            Currently Payable:
               Federal.........................................   $203,358    $194,733    $156,819
               State...........................................     18,237      20,109      19,287
                                                                  --------    --------    --------
                                                                   221,595     214,842     176,106
                                                                  --------    --------    --------
            Deferred:
               Federal.........................................     33,551       1,652     (37,974)
               State...........................................      5,495       1,295      (5,649)
                                                                  --------    --------    --------
                                                                    39,046       2,947     (43,623)
                                                                  --------    --------    --------
                   Total Domestic..............................    260,641     217,789     132,483
          Foreign -- Currently Payable.........................      6,112       2,346       1,878
                                                                  --------    --------    --------
        Total Income Tax Expense...............................   $266,753    $220,135    $134,361
                                                                  ========    ========    ========

     The tax effects of fair value adjustments on investment securities available-for-sale, foreign currency translation adjustments and certain tax benefits related to stock options are recorded directly in Shareholders' Equity. Net tax credits recorded directly in Shareholders' Equity amounted to $85,490,000, $9,450,000 and $5,330,000 for 1994, 1993 and 1992, respectively.
Also in 1994, a tax benefit of $4,162,000 was recorded as part of an extraordinary item relating to the early retirement of debt and a deferred tax benefit of $4,438,000 was recorded as part of the cumulative effect of adopting SFAS No. 112, "Employers' Accounting for Postemployment Benefits." Deferred tax benefits of $3,950,000 and $21,039,000, respectively, were recorded as part of the cumulative effects of adopting SFAS No. 109, "Accounting for Income Taxes," in 1993 and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992.

     The Corporation has substantial investments in tax-exempt debt securities and loans on which borrowers pay a lower rate of interest than would be required if the income were subject to federal income taxes. Because of these and other differences, Income Tax Expense is less than that computed by applying the federal statutory income tax rate of 35 percent in 1994 and 1993 and 34 percent in 1992. A summary reconciliation of reported income tax expense to income tax based on the statutory rate is as follows:

                                                                           1994        1993        1992
                                                                         --------    --------    --------
                                                                                  (IN THOUSANDS)
Reported Income Tax Expense...........................................   $266,753    $220,135    $134,361
Effect of:
  Tax-exempt securities and loan income...............................     39,765      44,965      50,411
  Goodwill amortization...............................................     (7,572)     (8,029)     (9,692)
  State income taxes (net of federal tax benefit).....................    (15,426)    (13,913)     (9,001)
  Federal tax rate increase on deferred tax assets and liabilities....         --       4,805          --
  Other...............................................................      1,391      (2,271)     (5,470)
                                                                         --------    --------    --------
Income Tax based on statutory rate....................................   $284,911    $245,692    $160,609
                                                                         ========    ========    ========

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

10. INCOME TAXES (CONTINUED)

     The significant components of the Corporation's deferred tax assets and liabilities are as follows:

                                                                                       DECEMBER 31
                                                                                   --------------------
                                                                                     1994        1993
                                                                                   --------    --------
                                                                                      (IN THOUSANDS)
Deferred Tax Assets:
  Provision for Loan Losses.....................................................   $164,109    $158,247
  Fair Value Adjustment on Investment Securities Available-for-Sale.............     87,761       3,470
  Pension, Retirement and Postemployment Benefits...............................     37,255      38,574
  Employee Compensation.........................................................     17,078      12,318
  Deferred Loan Fees............................................................     11,876      14,697
  Other.........................................................................     28,746      48,943
                                                                                   --------    --------
       Total Deferred Tax Assets................................................    346,825     276,249
                                                                                   --------    --------
Deferred Tax Liabilities:
  Lease Accounting..............................................................     21,770      12,070
  Depreciation..................................................................     19,146      18,891
  Purchase Accounting Adjustments...............................................     17,759      16,040
  Accrued Discount..............................................................     12,198      11,615
  Prepaid Expenses..............................................................     11,965         874
  Other.........................................................................     30,905      34,559
                                                                                   --------    --------
       Total Deferred Tax Liabilities...........................................    113,743      94,049
                                                                                   --------    --------
       Net Deferred Tax Assets..................................................   $233,082    $182,200
                                                                                   ========    ========

     During 1992, as required by APB No. 11, deferred income taxes were recorded to reflect any differences between the years that revenue and expenses were recorded in the financial statements and when they were recognized for payment of income taxes. The sources of the differences and their income tax effect are as follows:

                                                                                     1992
                                                                                --------------
                                                                                (IN THOUSANDS)
           Lease Income......................................................      $  1,400
           Loan Loss Deduction...............................................        12,900
           Merger -- Related Expenses........................................        21,560
           Other, net........................................................         7,763
                                                                                --------------
                                                                                   $ 43,623
                                                                                ==============

     The cumulative deferred tax benefit amounted to $188,534,000 (which included $21,039,000 attributable to the cumulative effect of adopting SFAS No.
106) at December 31, 1992.

11. INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS

     The Corporation, in the normal course of business, utilizes various types of contracts for managing the market risk in its balance sheet instruments, for accommodating customer needs and for other purposes, including mitigating the risk in customer accommodation contracts and, on a limited scale, generating trading profits. These contracts include interest rate swaps, futures, options and foreign exchange contracts.

     These contracts may contain elements of both market and credit risk. Market risk is the possibility of changes in interest or currency rates that would cause a financial instrument to decrease in value or to be more costly to settle. Credit risk is the possibility of loss arising from failure by a party to the transaction to perform according to terms of the contract. Credit risk is controlled through credit policies, approval processes, collateral requirements, counterparty exposure limits and monitoring procedures similar to the Corporation's practices employed to monitor and control the credit risk of loans and loan commitments.

     Interest rate swaps are contracts where the parties agree to exchange fixed rate for floating rate interest payments, or to exchange floating rate interest payments based on two different rate indexes (basis swap), for a

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

11. INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

specified time period on a specified (notional) amount. The notional amount is used only to calculate the amount of the interest payments to be exchanged, and does not represent the amount at risk.

     Futures contracts require the seller of a contract to deliver a specified instrument to the purchaser at a specified price or yield, on a specified date. Commitments to purchase securities are contracts made for the future delivery of investment securities at a specified price or yield. Typically, no fees are charged for these types of contracts.

     Options are contracts that allow the holder to purchase or sell a financial instrument, at a specified price, prior to the expiration date of the contract. Caps and floors are contracts which limit the holder's exposure to interest rate changes by providing for receipt of the interest rate differential when a specified benchmark rate exceeds the cap rate, or falls below the floor rate. The writer of these types of contracts charges a fee at the outset in exchange for assuming the risk of an unfavorable change in the price of the financial instrument or interest rate underlying the contract.

     Foreign exchange contracts are agreements to exchange at a specified date different currencies at a specified exchange rate. Foreign exchange options allow the holder to purchase or sell a foreign currency at a specified date and price. The Corporation manages its exposure to changes in exchange rates by establishing limits for the amount of individual currencies and exchange contracts held.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

11. INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

     The following tables show the contract or notional amount of risk management contracts and of various commitments, and the related unrealized gains and losses, as of the periods indicated.

RISK MANAGEMENT CONTRACTS AND COMMITMENTS:

                                                                      DECEMBER 31, 1994
                                                 ------------------------------------------------------------
                                                                                                     NET
                                                   CONTRACT OR      UNREALIZED    UNREALIZED     UNREALIZED
                                                 NOTIONAL AMOUNT      GAINS         LOSSES      GAINS(LOSSES)
                                                 ---------------    ----------    ----------    -------------
                                                                        (IN THOUSANDS)
Interest Rate Swaps:
  Modifying the Interest Rate Characteristics
    of:
    Commercial Loans..........................     $   235,995       $  1,072      $ (1,907)      $    (835)
    Investment Securities:
       Mortgage-backed........................         225,000             --          (745)           (745)
       States and Political Subdivisions......         225,100             --        (5,579)         (5,579)
    Interest-Bearing Deposits.................          14,028             73           (74)             (1)
    Short-Term Borrowings.....................         875,000         20,015            --          20,015
    Long-Term Debt............................         320,000            109        (8,294)         (8,185)
                                                 ---------------    ----------    ----------    -------------
                                                   $ 1,895,123         21,269       (16,599)          4,670
                                                 ===============
Futures and Options Contracts Purchased:
  Modifying the Interest Rate Characteristics
    of:
    Commercial loans..........................     $    11,103            299            --             299
                                                 ===============    ----------    ----------    -------------
                                                                     $ 21,568      $(16,599)      $   4,969
                                                                    ==========    ==========    =============
Commitments:
  To Purchase Securities......................     $     4,050       $      3      $     --       $       3
  To Extend Credit (Note 12)..................      21,240,034             94          (391)           (297)
  To Sell Loans (Note 12).....................          64,954             89          (196)           (107)
                                                 ---------------    ----------    ----------    -------------
                                                   $21,309,038       $    186      $   (587)      $    (401)
                                                 ===============    ==========    ==========     ============

                                                                      DECEMBER 31, 1993
                                                 ------------------------------------------------------------
                                                                                                     NET
                                                   CONTRACT OR      UNREALIZED    UNREALIZED     UNREALIZED
                                                 NOTIONAL AMOUNT      GAINS         LOSSES      GAINS(LOSSES)
                                                 ---------------    ----------    ----------    -------------
                                                                        (IN THOUSANDS)
Interest Rate Swaps:
  Modifying the Interest Rate Characteristics
    of:
    Loans:
       Commercial.............................     $   260,258       $     12      $(13,187)      $ (13,175)
       Consumer...............................         200,000             --          (201)           (201)
    Investment Securities:
       Mortgage-backed........................         375,000             --       (11,858)        (11,858)
       States and Political Subdivisions......         415,230             --       (32,390)        (32,390)
    Interest-Bearing Deposits.................          10,716            365            --             365
    Long-Term Debt............................         120,000         15,310            --          15,310
                                                 ---------------    ----------    ----------    -------------
                                                   $ 1,381,204         15,687       (57,636)        (41,949)
                                                 ===============
Futures and Options Contracts Purchased:
  Modifying the Interest Rate Characteristics
    of:
    Commercial loans..........................     $    15,788             25            --              25
                                                 ===============    ----------    ----------    -------------
                                                                     $ 15,712      $(57,636)      $ (41,924)
                                                                    =========     ==========    ============
Commitments:
  To Purchase Securities......................     $   662,372       $    147      $     --       $     147
  To Extend Credit (Note 12)..................      16,834,688          1,736           (28)          1,708
  To Sell Loans (Note 12).....................         463,000            654        (1,648)           (994)
                                                 ---------------    ----------    ----------    -------------
                                                   $17,960,060       $  2,537      $ (1,676)      $     861
                                                 ===============    ==========    ==========    =============

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

11. INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

     Unrealized gains and losses in the preceding tables are calculated based on differences between current market interest rates, as of the date indicated, and the interest rates specified in the contracts.

     Unrealized gains are also a measure of the credit risk applicable to the contracts. Credit risk occurs when one party to a contract fails to perform in accordance with contract terms. Thus, in the case of counterparty failure on a contract with an unrealized gain, the Corporation, given current market interest rates, would be required to pay a premium, or in effect incur a loss, to replace the contract with one having identical terms. The amount of unrealized credit risk was $21,754,000 at December 31, 1994, and $18,249,000 at December 31, 1993.
Credit risk is recorded in the financial statements only when counterparty failure has occurred or is probable.

     Gains and losses can also occur if the Corporation should elect to terminate a contract prior to maturity. Such realized gains or losses are deferred to future periods. As of year-end 1993 and 1994, there were no such deferred gains or losses.

     The average notional amount and weighted average fixed rates of risk management swap contracts outstanding at December 31, 1994, are shown below in accordance with their contractual dates. The predominant variable repricing index associated with these contracts is three-month LIBOR, which was 6.50% at December 31, 1994.

                                                         AVERAGE OUTSTANDING
                                     ------------------------------------------------------------     EXPIRING
                                        1995          1996         1997        1998        1999      THEREAFTER
                                     -----------    ---------    --------    --------    --------    ----------
                                                                   (IN THOUSANDS)
Receive Fixed Swaps:
  Notional Amount.................   $   277,014    $ 273,012    $281,094    $323,012    $321,506     $ 320,000
  Weighted Average Receive Rate...          7.59%        7.62%       7.63%       7.71%       7.73%         7.73%
Pay Fixed Swaps:
  Notional Amount.................   $ 1,288,972    $ 759,565    $315,513    $130,111    $ 94,383     $  31,250
  Weighted Average Pay Rate.......          6.93%        6.84%       7.29%       7.77%       7.89%         9.05%
Net Receive(Pay) Fixed Position:
  Notional Amount.................   $(1,011,958)   $(486,553)   $(34,419)   $192,901    $227,123
  Fixed Rate......................          6.75%        6.40%       4.51%       7.67%       7.66%

     Substantially all of the $15,153,000 of futures contracts, option contracts and commitments to purchase securities have remaining terms of less than one year.

     The following tables show the contract or notional amount and the fair value of customer accommodation and other contracts at December 31, 1994 and 1993, and the related average fair value for the year ended December 31, 1994. Fair values are the amounts that would be received (asset amount) and the amounts that would be paid (liability amount) to replace existing contracts with new contracts given current market interest rates.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

11. INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

CUSTOMER ACCOMMODATION AND OTHER CONTRACTS:

                                                                                             FOR THE YEAR ENDED
                                                                                             DECEMBER 31, 1994
                                                            DECEMBER 31, 1994               --------------------
                                                 ---------------------------------------
                                                                         FAIR VALUE          AVERAGE FAIR VALUE
                                                   CONTRACT OR      --------------------    --------------------
                                                 NOTIONAL AMOUNT     ASSET     LIABILITY     ASSET     LIABILITY
                                                 ---------------    -------    ---------    -------    ---------
                                                                         (IN THOUSANDS)
Interest Rate Swaps:
  Received Fixed..............................     $   666,419      $ 6,008     $17,262     $ 9,169     $ 7,818
  Pay Fixed...................................         584,388       15,963       5,683       7,576       8,957
  Basis.......................................         430,000           75          64          44          11
                                                 ---------------    -------    ---------    -------    ---------
                                                   $ 1,680,807       22,046      23,009      16,789      16,786
                                                 ===============
Futures Contracts:
  Purchased...................................     $    69,100           --          --          --          --
  Sold........................................         614,100           --          --          --          --
Interest Rate Options:
  Purchased...................................         224,904        4,415          --       2,270          --
  Written.....................................         224,892           --       4,435          --       2,298
Foreign Exchange Contracts:
  Commitments to Buy..........................       1,778,752       11,539      21,929       7,570      17,938
  Commitments to Sell.........................       1,638,299       21,836      10,300      17,144       6,594
                                                                    -------    ---------    -------    ---------
                                                                    $59,836     $59,673     $43,773     $43,616
                                                                    =======     =======     =======     =======

                                                                      DECEMBER 31, 1993
                                                           ---------------------------------------
                                                                                   FAIR VALUE
                                                             CONTRACT OR      --------------------
                                                           NOTIONAL AMOUNT     ASSET     LIABILITY
                                                           ---------------    -------    ---------
                                                                       (IN THOUSANDS)
           Interest Rate Swaps:
             Received Fixed.............................     $   706,790      $19,987     $ 1,811
             Pay Fixed..................................         663,760        2,234      19,075
                                                           ---------------    -------    ---------
                                                             $ 1,370,550       22,221      20,886
                                                           ===============
           Futures Contracts:
             Purchased..................................     $    51,000           --          --
             Sold.......................................         284,292           --          --
           Interest Rate Options:
             Purchased..................................         208,536        1,749          --
             Written....................................         207,533           --       1,759
           Foreign Exchange Contracts:
             Commitments to Buy.........................       1,219,819        3,600      13,947
             Commitments to Sell........................       1,183,146       12,451       2,888
                                                                              -------    ---------
                                                                              $40,021     $39,480
                                                                              =======     =======

     In contrast to risk management contracts, where only realized gains and losses in value are recorded, unrealized valuation changes for customer accommodation and other contracts are recognized and recorded currently as gains or losses in the financial statements. The net amount of such gains and losses recognized and included in Other Non-Interest Income in each of the following years was:

                                                                             NET GAINS
                                                                   -----------------------------
                                                                    1994       1993       1992
                                                                   -------    -------    -------
                                                                          (IN THOUSANDS)
           Interest Rate Swaps..................................   $   812    $ 3,483    $ 3,782
           Futures Contracts....................................     1,626         66         27
           Interest Rate Options................................       166         --         --
           Foreign Exchange Contracts...........................    13,485     12,567     11,619
                                                                   -------    -------    -------
                                                                   $16,089    $16,116    $15,428
                                                                   =======    =======    =======

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

11. INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS (CONTINUED)

     The average notional amount of customer accommodation and other interest rate swaps and futures contracts outstanding at December 31, 1994, are indicated in the following table in accordance with their contractual dates. The difference between the fixed rates, either paid or received, and the variable rates received or paid, provide an indication of future cash flows. The variable rates are in most instances based on three-month LIBOR, which was 6.50% at December 31, 1994. Since the valuation adjustment of these contracts as of year-end 1994 was based on current interest rates, future gains or losses will occur only to the extent of interest rate changes.

                                                         AVERAGE OUTSTANDING
                                       -------------------------------------------------------     EXPIRING
                                         1995        1996        1997        1998       1999      THEREAFTER
                                       --------    --------    --------    --------    -------    ----------
                                                                  (IN THOUSANDS)
Receive Fixed Swaps:
  Notional Amount..................... $565,621    $370,894    $259,620    $154,054    $96,092     $ 63,367
  Weighted Average Receive Rate.......     6.71%       6.79%       6.89%       7.00%      7.16%        7.97%
  Weighted Average Variable Pay
    Rate..............................     6.50        6.50        6.50        6.50       6.50         6.50
Pay Fixed Swaps:
  Notional Amount..................... $508,683    $316,188    $213,387    $123,065    $75,379     $ 48,804
  Weighted Average Variable Receive
    Rate..............................     6.50%       6.50%       6.50%       6.50%      6.50%        6.50%
  Weighted Average Pay Rate...........     6.42        6.42        6.52        6.70       7.03         7.39
Basis Swaps:
  Notional Amount..................... $370,301    $ 33,880    $     --    $     --    $    --     $     --
  Weighted Average Variable Receive
    Rate..............................     6.50%       6.50%         --%         --%        --%          --%
  Weighted Average Variable Pay
    Rate..............................     6.50        6.50          --          --         --           --
Net Futures Position (Pay Fixed):
  Contract Amount..................... $ 10,055    $ 38,055    $ 35,589    $ 25,027    $17,877     $ 40,000

     The remaining customer accommodation and other contracts (interest rate options and foreign exchange contracts) are essentially offsetting in amount, by maturity.

12. COMMITMENTS AND CONTINGENCIES

     A commitment to extend credit obligates the Corporation to advance funds in accordance with commitment provisions. Commitments generally have fixed expiration dates or other termination clauses, permit the customer to borrow at an agreed upon rate of interest and require payment of a fee. There are typically three broad types of commitments: loan commitments; standby letters of credit; and commercial letters of credit.

     Unused commitments totaled $18,930,114,000 and $14,917,545,000 at December 31, 1994 and 1993, respectively. Since many commitments typically expire without being utilized, the total does not necessarily represent future cash requirements. At December 31, 1994, $15,692,249,000 of the unused commitments had variable rate terms, and $3,237,865,000 had fixed rate terms.

     A standby letter of credit is a conditional commitment issued to guarantee contractual performance by a customer to a third party. Typical uses are to back commercial paper, bond financing or similar transactions of public and private borrowers. Total standby letters of credit outstanding at December 31, 1994 and 1993, were $2,099,697,000 and $1,720,489,000, respectively. The Corporation does not expect to be required to fund these commitments in the normal course of business.

     A commercial letter of credit is a commitment issued to facilitate the shipment of goods from seller to buyer by guaranteeing payment to the seller. Absent inability of the buyer to perform, fund disbursement to the seller occurs simultaneously with receipt of funds from the buyer. Commercial letters of credit outstanding were $210,223,000 and $196,654,000 at December 31, 1994 and 1993, respectively.

     Collateral requirements for the above commitments are based on credit evaluation of the customer.

     Commitments to sell loans are entered into to protect against a decline in the value of mortgage loans held for sale and of commitments to make mortgage loans at specified fixed rates. Commitments to sell loans totaled $64,954,000 at December 31, 1994, and $463,000,000 at December 31, 1993. The lower level of commitments

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

at year-end 1994 reflects both a lower level of mortgage origination activity and a decision by the Corporation to hold a greater portion of originations in its own portfolio.

     The Corporation is a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these proceedings will not have a material effect on the Corporation's financial statements.

13. CONCENTRATIONS OF CREDIT RISK

     In the normal course of business, the Corporation enters into transactions exposing it to credit risk. At December 31, 1994, the maximum credit exposure for funded transactions was $45.7 billion and for unfunded commitments was $21.2 billion. Such exposure was well diversified geographically and by industry, as shown in the following tables.

          Geographic Distribution                                Industry Distribution
- -------------------------------------------           -------------------------------------------
Metropolitan Detroit.......................   18%     Automotive Related Manufacturing...........    6%
Indiana....................................    16     Other Manufacturing........................    11
Outstate Michigan..........................    12     Financial Institutions.....................     9
Illinois...................................    10     Commercial Construction and Real Estate....     6
Ohio.......................................     4     Wholesale Trade............................     4
Foreign....................................     5     Transportation Services....................     3
All Other..................................   35*     Professional Services......................     3
                                              100%    Other Commercial...........................    10
                                                      Residential Mortgages......................     5
                                                      Other Consumer.............................    23
                                                      U.S. Government............................    18
                                                      Other Government...........................     2
                                                                                                    100%

- -------------------------
* Includes securities of U.S. Government Agencies aggregating 18 percent.

     Over 90 percent of the Corporation's assets, revenue, and net income are in the banking industry; no individual customer provides 10 percent or more of the Corporation's revenue, and total foreign assets, revenue, income before income taxes and net income comprise less than 10 percent of the Corporation's consolidated amounts.

14. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Corporation is required to estimate the fair value of its financial instruments, as defined in the standard.

     For purposes of this disclosure, the estimated fair value of financial instruments with immediate and shorter-term maturities (generally 90 days or less) is assumed to be the same as the recorded book value. These instruments include the balance sheet lines captioned Cash and Due From Banks, Interest-Bearing Deposits, Federal Funds Sold and Resale Agreements, Customers' Liability on Acceptances, Short-Term Borrowings and Liability on Acceptances.

     Trading Account Securities are recorded on the balance sheet at fair value, which is based on quoted market prices.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

14. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     The recorded book and estimated fair values of other financial instruments were as follows:

                                                    DECEMBER 31, 1994               DECEMBER 31, 1993
                                               ----------------------------    ----------------------------
                                                 RECORDED       ESTIMATED        RECORDED       ESTIMATED
                                                BOOK VALUE      FAIR VALUE      BOOK VALUE      FAIR VALUE
                                               ------------    ------------    ------------    ------------
                                                                      (IN THOUSANDS)
Financial assets:
  Investment Securities.....................   $ 12,422,965    $ 12,195,728    $ 10,391,793    $ 10,802,287
  Loans and Leases, net of allowance........     28,794,613      28,596,466      25,127,762      25,471,167
  Interest Rate and Foreign Exchange
    Contracts:
    Risk Management.........................          1,636          23,204           2,731          18,443
    Customer Accommodation and Other........         59,836          59,836          40,021          40,021
  Commitments...............................             --             186              --           2,537
Financial liabilities:
  Deposits..................................   $(33,229,441)   $(33,166,682)   $(29,821,107)   $(29,925,028)
  Long-Term Debt............................     (2,504,348)     (2,394,904)     (1,434,947)     (1,487,526)
  Interest Rate and Foreign Exchange
    Contracts:
    Risk Management.........................        (17,833)        (34,432)        (27,793)        (85,429)
    Customer Accommodation and Other........        (59,673)        (59,673)        (39,480)        (39,480)
  Commitments...............................        (13,968)        (14,555)        (16,582)        (18,258)

     Based on the valuation techniques discussed below, the excess of recorded book values over estimated fair values was $249 million at December 31, 1994. Estimated fair values do not recognize the potential earning power of the corporate franchise, including customer relationships, which are inseparable from related financial instruments. Franchise and relationship values are reflected, at least in part, in the market value of the Corporation's common stock, which at December 31, 1994, was $4.3 billion, or $976 million in excess of book value.

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

INTEREST RATE AND FOREIGN EXCHANGE CONTRACTS

     Risk management contracts are not recorded on the balance sheet. All other contracts are recorded on the balance sheet at their fair value. Estimated fair values are based on quoted market prices and rates, when available, or the amount the Corporation would receive or pay at current rates to terminate the contracts.

DEPOSIT LIABILITIES

     The fair value of Demand, Savings, and Money Market Deposits with no defined maturity is, by definition, the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows to be paid, using the current rates at which similar deposits with similar remaining maturities would be issued.

LONG-TERM DEBT

     The fair value of the Corporation's long-term debt is based on quoted market prices, where available. If quoted market prices are not available, the fair value is estimated by discounting the future cash flows using the current rates at which similar debt could be issued.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

14. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

COMMITMENTS

     The majority of commitments to extend credit and letters of credit would result in loans with a market rate of interest if funded. The fair value of these commitments are the fees that would be charged customers to enter into similar agreements with comparable pricing and maturity. The recorded book value of deferred fee income approximates the fair value. For fixed rate commitments and commitments to sell loans, the estimated fair value also considers the difference between current levels of interest rates and the committed rates.

15. RESTRICTIONS ON CASH FLOWS TO THE PARENT COMPANY

     National and state banking laws and regulations place certain restrictions on loans or advances made by the banking subsidiaries to members of an affiliated group, including the Parent, and also place restrictions on dividends paid by the subsidiary banks. In addition, the subsidiary banks may be restricted by the risk-based capital standards of the banking regulatory agencies. At December 31, 1994, net assets of the subsidiary banks totaled $3,543,958,000, of which approximately $2,574,558,000 was not available for dividends or loans.

     In 1995, bank subsidiaries may distribute to the Parent (in addition to their 1995 net income) approximately $601,967,000 in dividends without prior approval from bank regulatory agencies.

16. RELATED PARTY TRANSACTIONS

     Certain directors and officers of the Corporation, their families, and certain entities in which they have an ownership interest were customers of the Corporation in 1994 and 1993. Management believes all transactions with such parties, including loans and commitments, were in the ordinary course of business and at normal terms prevailing at the time, including interest rates and collateralization and did not represent more than normal risks. The amount of such loans attributable to persons who were related parties at December 31, 1994, was $77,556,000 at the beginning and $117,137,000 at the end of 1994.
During 1994, new loans to related parties totaled $701,348,000 and repayments aggregated $661,767,000.

17. SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

     The following quarterly financial information, in the opinion of management, fairly presents the results of operations for such periods.

                                                     1994 QUARTER                            1993 QUARTER
                                         ------------------------------------    ------------------------------------
                                          4TH       3RD       2ND       1ST       4TH       3RD       2ND       1ST
                                         ------    ------    ------    ------    ------    ------    ------    ------
                                                             (IN MILLIONS EXCEPT PER SHARE DATA)
Net Interest Income...................   $422.3    $414.8    $406.4    $381.3    $382.7    $395.2    $391.8    $388.5
Provision for Possible Credit
  Losses..............................     20.1       7.9       8.6      15.5      19.8      24.9      35.1      39.9
Non-Interest Income...................    136.3     136.6     133.9     138.7     156.1     141.1     143.2     145.0
Non-Interest Expenses.................    327.1     322.5     332.3     322.3     345.0     329.6     321.6     325.6
                                         ------    ------    ------    ------    ------    ------    ------    ------
Income Before Income Taxes............    211.4     221.0     199.4     182.2     174.0     181.8     178.3     168.0
Income Tax Expense....................     69.9      73.3      64.2      59.3      55.0      56.6      55.7      52.9
                                         ------    ------    ------    ------    ------    ------    ------    ------
Income Before Extraordinary Item and
  Accounting Change...................   $141.5    $147.7    $135.2    $122.9    $119.0    $125.2    $122.6    $115.1
                                         =======   =======   =======   =======   =======   =======   =======   =======
Net Income............................   $141.5    $147.7    $135.2    $107.3    $119.0    $125.2    $122.6    $119.0
                                         =======   =======   =======   =======   =======   =======   =======   =======
Net Income Per Share (on Average
  Shares Outstanding).................   $ 0.91    $ 0.93    $ 0.84    $ 0.67*   $ 0.74    $ 0.77    $ 0.76    $ 0.74*
                                         =======   =======   =======   =======   =======   =======   =======   =======

- -------------------------
* Net income per share before an extraordinary item and a change in accounting principle was $0.77 per share in the first quarter of 1994, and $0.71 per share in the first quarter of 1993.

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

18. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

     Following are condensed financial statements for NBD Bancorp, Inc. (Parent
Only).

NBD BANCORP, INC. (PARENT ONLY) CONDENSED BALANCE SHEET
(in thousands)

                                                                                      DECEMBER 31
                                                                                ------------------------
                                                                                   1994          1993
                                                                                ----------    ----------
ASSETS:
  Cash and Due From Banks....................................................   $      555    $      750
  Interest Bearing Deposits Placed With Subsidiary...........................           --        13,930
  Resale Agreement with Subsidiary...........................................       41,685       221,115
  Investment Securities Available-for-Sale...................................       17,875        13,731
  Notes Receivable from Subsidiaries.........................................      356,090       515,888
  Investments in Subsidiaries (principally banks)............................    3,543,598     3,443,516
  Dividends Receivable from Subsidiary.......................................       35,794        31,320
  Net Premises and Equipment.................................................       52,458        55,629
  Other Assets...............................................................       43,389        48,454
                                                                                ----------    ----------
       TOTAL ASSETS..........................................................   $4,091,444    $4,344,333
                                                                                ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Short-Term Borrowings......................................................   $   59,236    $  158,886
  Other Liabilities..........................................................       94,665        90,863
  Long-Term Debt.............................................................      646,000       845,985
                                                                                ----------    ----------
       Total Liabilities.....................................................      799,901     1,095,734
                                                                                ----------    ----------
  Shareholders' Equity:
    Preferred Stock..........................................................           --            --
    Common Stock.............................................................      160,877       160,715
    Capital Surplus..........................................................      638,652       634,167
    Retained Earnings........................................................    2,810,459     2,472,692
    Fair Value Adjustment on Investment Securities Available-for-Sale........     (154,305)       (7,012)
    Accumulated Translation Adjustment.......................................        6,942         4,384
    Deferred Compensation....................................................      (17,438)      (16,347)
    Less Treasury Stock......................................................     (153,644)           --
                                                                                ----------    ----------
       Total Shareholders' Equity............................................    3,291,543     3,248,599
                                                                                ----------    ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................   $4,091,444    $4,344,333
                                                                                ==========    ==========

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

18. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NBD BANCORP, INC. (PARENT ONLY) CONDENSED STATEMENT OF INCOME
(in thousands)

                                                                            FOR YEAR ENDED DECEMBER 31
                                                                         --------------------------------
                                                                           1994        1993        1992
                                                                         --------    --------    --------
OPERATING INCOME:
  Income from Subsidiaries:
    Dividends from Subsidiaries (principally banks)...................   $319,598    $250,935    $195,342
    Interest and Other................................................     39,006      42,845      29,947
    Securities Gains..................................................         --       3,034          --
  Other Interest and Other Income.....................................      1,226       1,054       1,333
                                                                         --------    --------    --------
       Total Operating Income.........................................    359,830     297,868     226,622
                                                                         --------    --------    --------
OPERATING EXPENSES:
  Interest on Short-Term Borrowings...................................      5,284       4,864       6,198
  Interest on Long-Term Debt..........................................     45,655      54,504      40,224
  Other...............................................................     22,625      24,042      23,922
                                                                         --------    --------    --------
       Total Operating Expenses.......................................     73,564      83,410      70,344
                                                                         --------    --------    --------
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED EARNINGS
  OF SUBSIDIARIES.....................................................    286,266     214,458     156,278
  Income Tax Benefit..................................................     10,097      11,009      11,519
                                                                         --------    --------    --------
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES........    296,363     225,467     167,797
  Equity in Undistributed Earnings of Subsidiaries Before
    Extraordinary Item and Cumulative Effect of Accounting Change.....    250,916     256,374     170,222
                                                                         --------    --------    --------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE..............................................................    547,279     481,841     338,019
  Extraordinary Item (net of $4,162 income tax effect)................     (7,730)         --          --
  Cumulative Effect of Accounting Change (net of $4,438 and $21,039
    income tax effect for 1994 and 1992, respectively)................     (7,885)      3,950     (37,885)
                                                                         --------    --------    --------
NET INCOME............................................................   $531,664    $485,791    $300,134
                                                                         ========    ========    ========

NBD BANCORP, INC.
- ------------------------------

Notes to Financial Statements

18. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NBD BANCORP, INC. (PARENT ONLY) CONDENSED STATEMENT OF CASH FLOWS
(in thousands)

                                                                          FOR YEAR ENDED DECEMBER 31
                                                                      -----------------------------------
                                                                        1994         1993         1992
                                                                      ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.......................................................   $ 531,664    $ 485,791    $ 300,134
  Adjustments to Reconcile Net Income to Net Cash Provided
    by Operations:
       Depreciation and Amortization...............................       8,922        8,632        8,118
       Securities Gains............................................          --       (3,034)          --
       Extraordinary Item -- Redemption of Debt....................       7,730           --           --
       Equity in Earnings of Subsidiaries..........................    (563,607)    (509,571)    (327,679)
       Cash Dividends Received from Subsidiaries...................     311,071      226,896      190,573
       Decrease(Increase) in Interest Receivable...................         575       (1,739)      (6,992)
       (Decrease)Increase in Accrued Operating Expenses............      (3,387)      (2,329)      11,979
       Other, net..................................................      13,744        2,402        3,388
                                                                      ---------    ---------    ---------
         Net Cash Provided by Operating Activities.................     306,712      207,048      179,521
                                                                      ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease(Increase) in Resale Agreements with Subsidiaries........     179,430     (134,149)      38,446
  Purchase of Investment Securities Available-for-Sale.............     (10,247)          --           --
  Proceeds from Maturity of Investment Securities
    Available-for-Sale.............................................      10,084           --           --
  Purchase of Investment Securities Held-to-Maturity...............          --       (3,506)     (10,728)
  Proceeds from Sale of Investment Securities Held-to-Maturity.....          --        3,879           --
  Decrease(Increase) in Notes Receivable and Time Deposits Placed
    with Subsidiaries..............................................     173,728      (10,272)    (370,943)
  Decrease in Loans and Leases.....................................          --        1,425        1,017
  Purchase of Premises and Equipment and Other Assets..............        (683)      (4,154)      (4,370)
  Proceeds from Sale of Premises and Equipment and Other Assets....         210        3,936          403
  Purchases and Net Capital Contributions in Subsidiaries..........          --       26,006      (42,051)
                                                                      ---------    ---------    ---------
         Net Cash Provided(Used) by Investing Activities...........     352,522     (116,835)    (388,226)
                                                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Decrease)Increase in Short-Term Borrowings......................     (99,650)     (25,552)      93,891
  Proceeds from the Issuance of Debt...............................          --      150,000      400,000
  Principal Payments on Long-Term Debt.............................          --      (30,000)         (15)
  Redemption of Long-Term Debt.....................................    (208,734)          --           --
  Proceeds from Stock Option Exercises.............................       1,401        2,527        1,415
  Payments to Acquire Treasury Stock...............................    (166,606)     (13,369)    (134,222)
  Dividends Paid...................................................    (185,840)    (173,413)    (152,353)
                                                                      ---------    ---------    ---------
         Net Cash (Used)Provided by Financing Activities...........    (659,429)     (89,807)     208,716
                                                                      ---------    ---------    ---------
Net (Decrease)Increase in Cash and Due From Banks..................        (195)         406           11
Cash and Due From Banks -- Beginning of Period.....................         750          344          333
                                                                      ---------    ---------    ---------
CASH AND DUE FROM BANKS -- END OF PERIOD...........................   $     555    $     750    $     344
                                                                      =========    =========    =========
Other Cash Flow Disclosures:
  Interest Paid....................................................   $  55,163    $  59,555    $  35,966
  Income Tax Credit Realized.......................................      13,176       13,880       14,986

INDEPENDENT AUDITORS' REPORT
- ------------------------------------------------

Shareholders and Board of Directors
NBD Bancorp, Inc.
Detroit, Michigan

     We have audited the accompanying consolidated balance sheet of NBD Bancorp, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBD Bancorp, Inc. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Corporation adopted recently issued Statements of Financial Accounting Standards and, accordingly, changed its method of accounting for postemployment benefits in 1994, its method of accounting for investment securities and income taxes in 1993, and its method of accounting for postretirement benefits other than pensions in 1992.

[Sig]

DELOITTE & TOUCHE LLP
January 17, 1995
Detroit, Michigan

NBD BANCORP, INC.
- ---------------------------

SUPPLEMENTARY DATA
EARNINGS PER SHARE COMPUTATION
(in thousands except per share amounts)

                                                                            FOR YEAR ENDED DECEMBER 31
                                                                         --------------------------------
                                                                           1994        1993        1992
                                                                         --------    --------    --------
PRIMARY:
  Net Income..........................................................   $531,664    $485,791    $300,134
                                                                         ========    ========    ========
  Average Shares Outstanding..........................................    158,480     160,568     160,304
  Adjustment:
    Shares Applicable to Common Stock Options.........................        328         685         412
                                                                         --------    --------    --------
  Shares Applicable to Primary Earnings...............................    158,808     161,253     160,716
                                                                         ========    ========    ========
FULLY DILUTED:
  Net Income..........................................................   $531,664    $485,791    $300,134
  Adjustment:
    Interest on 7.25% Convertible Debentures..........................      3,052      14,651      14,651
    Interest on 8.25% Convertible Debentures..........................         --          --       1,105
    Tax Effect on Above...............................................     (1,068)     (5,128)     (5,356)
                                                                         --------    --------    --------
    Net Adjustment....................................................      1,984       9,523      10,400
                                                                         --------    --------    --------
  Adjusted Net Income.................................................   $533,648    $495,314    $310,534
                                                                         ========    ========    ========
  Average Shares Outstanding..........................................    158,480     160,568     160,304
  Adjustment:
    Shares Applicable to Convertible Notes............................      1,315       6,579       7,478
    Shares Applicable to Common Stock Options.........................        349         704       1,090
                                                                         --------    --------    --------
  Shares Applicable to Fully Diluted Earnings.........................    160,144     167,851     168,872
                                                                         ========    ========    ========
NET INCOME PER SHARE:
Primary -- Net Income Per Share.......................................      $3.35       $3.01       $1.87
Fully Diluted -- Net Income Per Share.................................      $3.33       $2.95       $1.84

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- --------------------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
- ----------------------------------------

     Not applicable.

                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

     The information set forth under the captions "Election of Directors" and "Security Ownership Reporting" in the definitive 1995 Proxy Statement of the Corporation to be filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.

     Reference is made to PART I of this Form 10-K for information as to the executive officers of the Corporation.

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------

     The information set forth under the captions "Director Compensation" and "Executive Officer Compensation" in the definitive 1995 Proxy Statement of the Corporation to be filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
- --------------------------------------------------------
         AND MANAGEMENT
         --------------

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1995 definitive Proxy Statement of the Corporation to be filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the 1995 definitive Proxy Statement of the Corporation to be filed with the Securities and Exchange Commission pursuant to Regulation 14A is incorporated by reference herein.

                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

     (a) The following documents are filed as a part of this Report:

1. FINANCIAL STATEMENTS:
- ------------------------

                                                                                                  PAGE*
                                                                                                  -----
Consolidated Balance Sheet -- December 31, 1994 and 1993.......................................     40
Consolidated Statement of Income -- Three Years Ended December 31, 1994........................     42
Consolidated Statement of Shareholders' Equity -- Three Years Ended December 31, 1994..........     43
Consolidated Statement of Cash Flows -- Three Years Ended December 31, 1994....................     44
Notes to Financial Statements..................................................................     45
Independent Auditors' Report...................................................................     71

- -------------------------

* Refers to page number of this Form 10-K.

2. SCHEDULES:
- -------------

     All schedules are omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

3. EXHIBITS:
- ------------

     The Exhibits marked with one asterisk below were filed as Exhibits to the Corporation's Form 10-K for the fiscal year ended December 31, 1993 [file number 1-7127]; the Exhibit marked with two asterisks below was filed as an Exhibit to the Corporation's Form 10-K for the fiscal year ended December 31, 1990; the Exhibit marked with three asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on February 14, 1992; the Exhibit marked with four asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on July 15, 1992; the Exhibit marked with five asterisks below was filed as Exhibits to the Corporation's Form 8-K Report filed on May 11, 1993; the Exhibit marked with six asterisks below was filed as an Exhibit to the Corporation's Form 10-K for the fiscal year ended December 31, 1991; the Exhibits marked with seven asterisks below were filed as Exhibits to the Corporation's Form 10-K for the fiscal year ended December 31, 1992; the Exhibit marked with eight asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on April 9, 1993; and all such Exhibits are incorporated herein by reference, the Exhibit numbers in brackets being those in such Forms S-3, 10-K and 8-K.

(3)* Restated Certificate of Incorporation of the Corporation, and By-Laws of the Corporation, as amended

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

(10)(a)******  Performance Incentive Plan of the Corporation, as amended
               [(10)(a)]

(10)(b)        Executive Incentive Plan of the Corporation

(10)(c)        Pension Restoration/Supplemental Plan of the Corporation

(10)(d)        Retirement Plan for Non-Employee Directors of the Corporation

(10)(e)        Severance Pay Plan of the Corporation

(10)(f) Form of Separation Agreement between the Corporation and listed executive officers

(10)(g)        Executive Estate Plan of the Corporation

(10)(h)******* Non-Employee Director Stock Award Plan of the Corporation

(10)(i)******* Supplemental Disability and Split-Dollar Life Insurance Policies
               of NBD Indiana, Inc. covering the named executive officers

(10)(j)******* Employment Agreements dated January 15, 1992, between NBD
               Indiana, Inc. and the listed executive officers

(10)(k)*       Long-Term Disability Restoration Plan of the Corporation

(11)           Earnings Per Share Computation (included in Item 8 of this Form
               10-K)

(21)           Subsidiaries of the Corporation

(23)           Consent of Deloitte & Touche LLP

(27)           Financial Data Schedule
- -------------------------

Exhibits 10(a) through 10(k) constitute the management contracts and executive compensatory plans or arrangements of the Corporation and its subsidiaries.

     (b) Reports on Form 8-K

     The Corporation has not filed any reports on Form 8-K during the last quarter of the year covered by this Form 10-K.

SIGNATURES
- -----------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Detroit, State of Michigan on March 1, 1995.

                                       NBD BANCORP, INC.

                                       /s/ VERNE G. ISTOCK
                                       -----------------------------------------
                                       Verne G. Istock, Chairman
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 1, 1995.

                    SIGNATURE                                              SIGNATURE
- -------------------------------------------------      -------------------------------------------------
               /s/ VERNE G. ISTOCK                                 /s/ ALFRED R. GLANCY III
- -------------------------------------------------      -------------------------------------------------
   Verne G. Istock, Chairman, Chief Executive                   Alfred R. Glancy III, Director
     Officer and Director (Principal Executive
                    Officer)                                         /s/ DENNIS J. GORMLEY
                                                       -------------------------------------------------
               /s/ PHILIP S. JONES                                Dennis J. Gormley, Director
- -------------------------------------------------
   Philip S. Jones, Executive Vice President,                   /s/ JOSEPH L. HUDSON, JR.
      Treasurer and Chief Financial Officer            -------------------------------------------------
          (Principal Financial Officer)                         Joseph L. Hudson, Jr., Director

              /s/ GERALD K. HANSON                                  /s/ THOMAS H. JEFFS II
- -------------------------------------------------      -------------------------------------------------
   Gerald K. Hanson, Senior Vice President and                   Thomas H. Jeffs II, Director
   Comptroller (Principal Accounting Officer)
                                                                      /s/ JOHN E. LOBBIA
             /s/ TERENCE E. ADDERLEY                   -------------------------------------------------
- -------------------------------------------------                  John E. Lobbia, Director
          Terence E. Adderley, Director
                                                                   /s/ RICHARD A. MANOOGIAN
                                                       -------------------------------------------------
- -------------------------------------------------               Richard A. Manoogian, Director
            James K. Baker, Director
                                                                 /s/ WILLIAM T. MCCORMICK, JR.
                /s/ DON H. BARDEN                      -------------------------------------------------
- -------------------------------------------------             William T. McCormick, Jr., Director
             Don H. Barden, Director

             /s/ SIEGFRIED BUSCHMANN                               /s/ THOMAS E. REILLY, JR.
- -------------------------------------------------      -------------------------------------------------
          Siegfried Buschmann, Director                         Thomas E. Reilly, Jr., Director

             /s/ BERNARD B. BUTCHER                                     /s/ IRVING ROSE
- -------------------------------------------------      -------------------------------------------------
          Bernard B. Butcher, Director                               Irving Rose, Director

                 /s/ JOHN W. DAY                                     /s/ ROBERT C. STEMPEL
- -------------------------------------------------      -------------------------------------------------
              John W. Day, Director                               Robert C. Stempel, Director

            /s/ MAUREEN A. FAY, O.P.                                  /s/ PETER W. STROH
- -------------------------------------------------      -------------------------------------------------
         Maureen A. Fay, O.P., Director                            Peter W. Stroh, Director

            /s/ CHARLES T. FISHER III                                 /s/ ORMAND J. WADE
- -------------------------------------------------      -------------------------------------------------
         Charles T. Fisher III, Director                           Ormand J. Wade, Director

     [LOGO]

                                                                 [RECYCLED
                                                               PAPER LOGO]

                                EXHIBIT INDEX


     The Exhibits marked with one asterisk below were filed as Exhibits to the Corporation's Form 10-K for the fiscal year ended December 31, 1993 [file number 1-7127]; the Exhibit marked with two asterisks below was filed as an Exhibit to the Corporation's Form 10-K for the fiscal year ended December 31, 1990; the Exhibit marked with three asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on February 14, 1992; the Exhibit marked with four asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on July 15, 1992; the Exhibit marked with five asterisks below was filed as Exhibits to the Corporation's Form 8-K Report filed on May 11, 1993; the Exhibit marked with six asterisks below was filed as an Exhibit to the Corporation's Form 10-K for the fiscal year ended December 31, 1991; the Exhibits marked with seven asterisks below were filed as Exhibits to the Corporation's Form 10-K for the fiscal year ended December 31, 1992; the Exhibit marked with eight asterisks below was filed as an Exhibit to the Corporation's Form S-3 Registration Statement filed on April 9, 1993; and all such Exhibits are incorporated herein by reference, the Exhibit numbers in brackets being those in such Forms S-3, 10-K and 8-K.



Exhibit
Number                        Description
- -------                       -----------
(3)*           Restated Certificate of Incorporation of the Corporation, and
               By-Laws of the Corporation, as amended

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

(10)(a)******  Performance Incentive Plan of the Corporation, as amended
               [(10)(a)]



(10)(b)        Executive Incentive Plan of the Corporation

(10)(c)        Pension Restoration/Supplemental Plan of the Corporation

(10)(d)        Retirement Plan for Non-Employee Directors of the Corporation

(10)(e)        Severance Pay Plan of the Corporation

(10)(f) Form of Separation Agreement between the Corporation and listed executive officers

(10)(g)        Executive Estate Plan of the Corporation

(10)(h)******* Non-Employee Director Stock Award Plan of the Corporation

(10)(i)******* Supplemental Disability and Split-Dollar Life Insurance Policies
               of NBD Indiana, Inc. covering the named executive officers

(10)(j)******* Employment Agreements dated January 15, 1992, between NBD
               Indiana, Inc. and the listed executive officers

(10)(k)*       Long-Term Disability Restoration Plan of the Corporation

(11)           Earnings Per Share Computation (included in Item 8 of this Form
               10-K)

(21)           Subsidiaries of the Corporation

(23)           Consent of Deloitte & Touche LLP

(27)           Financial Data Schedule
