Form 10-Q
period 1995-03-31
NBD BANCORP INC /DE/
filed 1995-05-10
CIK 70040

Cover

- ---------------------------------------------------------------------------
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549


(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               Class                          Outstanding at  April 30, 1995
   -----------------------------              -----------------------------
   Common Stock, $1.00 Par Value                       157,635,222

- -----------------------------------------------------------------------------

                                                  Part 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements
- -------     --------------------

NBD Bancorp, Inc. Consolidated Balance Sheet
(in thousands except share data)





Assets
                                                                      March 31     December 31      March 31
                                                                        1995           1994           1994
                                                                    ------------   ------------   ------------
Cash and Due From Banks...........................................  $ 2,788,541    $ 2,587,007    $ 2,421,942

Interest-Bearing Deposits.........................................      653,945        630,688        612,284

Federal Funds Sold and Resale Agreements..........................      121,625        399,725        316,544

Trading Account Securities........................................      125,362        122,135         93,555



Investment Securities (Note B):
   Available-for-Sale (At Fair Value).............................    4,250,057      4,814,252      4,285,088
   Held-to-Maturity (Fair Value of $7,343,626
      $7,381,476 and $7,848,646, respectively)....................    7,342,256      7,608,713      7,667,607
                                                                    ------------   ------------   ------------
                                                                     11,592,313     12,422,965     11,952,695
                                                                    ------------   ------------   ------------


Loans and Leases (Net of Unearned Income of $181,620,
   $171,207 and $136,526, respectively):
   Commercial.....................................................   16,232,268     15,525,645     14,088,500
   Real Estate Construction.......................................      856,762        817,452        765,715
   Residential Mortgage...........................................    3,961,567      3,351,840      2,773,533
   Mortgages Held For Sale........................................       21,383         30,171         62,663
   Consumer.......................................................    7,750,807      7,667,907      6,823,794
   Lease Financing................................................      379,201        363,200        283,451
   Foreign........................................................    1,523,879      1,473,449      1,080,032
                                                                    ------------   ------------   ------------
                                                                     30,725,867     29,229,664     25,877,688

   Allowance For Possible Credit Losses (Note C)..................     (458,157)      (435,051)      (423,410)
                                                                    ------------   ------------   ------------
                                                                     30,267,710     28,794,613     25,454,278



Net Premises and Equipment........................................      647,192        630,357        635,993

Customers' Liability on Acceptances...............................      197,339        193,866        187,516

Other Assets......................................................    1,361,817      1,329,777      1,257,862
                                                                    ------------   ------------   ------------

            Total Assets..........................................  $47,755,844    $47,111,133    $42,932,669
                                                                    ============   ============   ============





Liabilities and Shareholders' Equity
                                                                      March 31     December 31      March 31
                                                                        1995          1994            1994
                                                                    ------------   ------------   ------------
Deposits:
   Demand (Non-Interest Bearing)..................................  $ 6,636,995    $ 6,731,050    $ 6,602,773
   Savings........................................................    7,504,825      7,679,922      8,029,415
   Money Market Accounts..........................................    4,940,018      4,959,816      5,431,509
   Time...........................................................    9,566,186      8,055,429      7,332,600
   Foreign Office.................................................    2,912,675      5,803,224      2,779,319
                                                                    ------------   ------------   ------------
                                                                     31,560,699     33,229,441     30,175,616

Short-Term Borrowings.............................................    8,928,829      7,119,972      6,917,420
Liability on Acceptances..........................................      197,339        193,866        187,516
Accrued Expenses and Sundry Liabilities...........................      860,646        771,963        803,810
Long-Term Debt....................................................    2,703,335      2,504,348      1,583,608
                                                                    ------------   ------------   ------------
      Total Liabilities...........................................   44,250,848     43,819,590     39,667,970
                                                                    ------------   ------------   ------------
Shareholders' Equity:

   Series A Preferred Stock - Par Value $1, Stated Value $50......            -              -              -
                          March 31     December 31      March 31
      No. of Shares         1995           1994           1994
      ---------------   ------------   ------------   ------------
      Authorized.....       460,000        460,000        460,000
      Issued.........             -              -              -

   Preferred Stock - No Par Value.................................            -              -              -
                          March 31     December 31      March 31
      No. of Shares         1995           1994           1994
      ---------------   ------------   ------------   ------------
      Authorized.....    10,000,000     10,000,000     10,000,000
      Issued.........             -              -              -

   Common Stock - Par Value $1....................................      160,883        160,877        160,872
                          March 31     December 31      March 31
      No. of Shares         1995           1994           1994
      ---------------   ------------   ------------   ------------
      Authorized.....   500,000,000    500,000,000    500,000,000
      Issued.........   160,883,008    160,876,819    160,872,446

   Capital Surplus................................................      533,576        545,717        546,969
   Retained Earnings..............................................    2,990,430      2,903,394      2,624,608
   Fair Value Adjustment on Investment Securities
      Available-for-Sale (Note B).................................      (78,559)      (154,305)       (53,753)
   Accumulated Translation Adjustment.............................        9,618          6,942          5,122
   Deferred Compensation..........................................      (22,131)       (17,438)       (19,119)
   Treasury Stock (2,854,769 and 4,968,147 shares, respectively)..      (88,821)      (153,644)             -
                                                                    ------------   ------------   ------------
      Total Shareholders' Equity..................................    3,504,996      3,291,543      3,264,699
                                                                    ------------   ------------   ------------

            Total Liabilities and Shareholders' Equity............  $47,755,844    $47,111,133    $42,932,669
                                                                    ============   ============   ============



NBD Bancorp, Inc. Consolidated Statement of Income
(in thousands except per share data)

                                                                         Quarter Ended
                                                                            March 31
                                                                     ---------------------
                                                                       1995        1994
                                                                     ---------   ---------
Interest Income:
  Loans and Leases (including fees)...............................   $647,220    $462,061
  Investment Securities:
    Taxable.......................................................    183,726     138,946
    Non-Taxable...................................................     23,969      25,339
  Trading Account Securities......................................      1,788         884
  Federal Funds Sold and Resale Agreements........................      4,111         949
  Interest-Bearing Deposits.......................................     11,274       7,000
                                                                     ---------   ---------
    Total Interest Income.........................................    872,088     635,179
                                                                     ---------   ---------
Interest Expense:
  Deposits........................................................    292,575     183,539
  Short-Term Borrowings...........................................    115,721      45,373
  Long-Term Debt..................................................     43,100      25,007
                                                                     ---------   ---------
    Total Interest Expense........................................    451,396     253,919
                                                                     ---------   ---------

Net Interest Income...............................................    420,692     381,260
  Provision For Possible Credit Losses............................     20,096      15,460
                                                                     ---------   ---------
Net Interest Income After Provision
  For Possible Credit Losses......................................    400,596     365,800
                                                                     ---------   ---------
Non-Interest Income:
  Trust Fees......................................................     38,511      38,110
  Service Charges on Deposit Accounts.............................     40,107      40,979
  Credit Card Fees................................................      9,516       8,377
  Securities Gains................................................      1,376         390
  Other...........................................................     46,220      50,894
                                                                     ---------   ---------
    Total Non-Interest Income.....................................    135,730     138,750
                                                                     ---------   ---------
Non-Interest Expenses:
  Compensation:
    Salaries......................................................    135,090     133,459
    Benefits......................................................     42,207      43,289
                                                                     ---------   ---------
       Total Compensation.........................................    177,297     176,748
  Net Occupancy...................................................     30,407      30,081
  Equipment Rentals, Depreciation and Maintenance.................     23,214      21,954
  FDIC and Other Regulatory Assessments...........................     16,607      16,675
  Amortization of Intangibles.....................................      7,504       6,524
  Other...........................................................     68,442      70,337
                                                                     ---------   ---------
       Total Non-Interest Expenses................................    323,471     322,319
                                                                     ---------   ---------

Income before Income Taxes........................................    212,855     182,231
  Income Tax Expense (Including tax effect of $472 and $149,
    respectively, on securities sales)............................     71,964      59,355
                                                                     ---------   ---------

Income before Extraordinary Item and Cumulative
  Effect of Accounting Change.....................................    140,891     122,876
  Extraordinary Item (net of income tax effect) (Note E)..........          -      (7,730)
  Cumulative Effect of Accounting Change (net of
    income tax effect) (Note A)...................................          -      (7,885)
                                                                     ---------   ---------
Net Income........................................................   $140,891    $107,261
                                                                     =========   =========

Net Income Per Share (on average shares outstanding):
  Income before Extraordinary Item and Cumulative
    Effect of Accounting Change...................................   $   0.88    $   0.77
  Extraordinary Item (net of income tax effect)...................          -       (0.05)
  Cumulative Effect of Accounting Change (net of
    income tax effect)............................................          -       (0.05)
                                                                     ---------   ---------
Net Income Per Share..............................................   $   0.88    $   0.67
                                                                     =========   =========




NBD Bancorp, Inc. Consolidated Statement of Shareholders' Equity
(in thousands except share data)

                                                                  Quarter Ended
                                                                    March 31
                                                           ---------------------------
                                                               1995           1994
                                                           ------------   ------------
Preferred Stock:
  Balance, Beginning and End of Period...................  $         -    $         -
                                                           ------------   ------------

Common Stock:
  Balance, Beginning of Period...........................      160,877        160,715
    Acquisition of Subsidiary Bank.......................          270              -
    Cancellation of Shares Held in Treasury..............         (270)             -
    Other................................................            6            157
                                                           ------------   ------------
  Balance, End of Period.................................      160,883        160,872
                                                           ------------   ------------
Capital Surplus:
  Balance, Beginning of Period...........................      545,717        541,232
    Acquisition of Subsidiary Bank.......................       (6,323)             -
    Cancellation of Shares Held in Treasury..............       (8,130)             -
    Other................................................        2,312          5,737
                                                           ------------   ------------
  Balance, End of Period.................................      533,576        546,969
                                                           ------------   ------------

Retained Earnings:
  Balance, Beginning of Period...........................    2,903,394      2,565,627
    Net Income...........................................      140,891        107,261
    Cash Dividends Declared on Common Stock
      ($.33 and $.30 per share, respectively)............      (53,855)       (48,280)
                                                           ------------   ------------
  Balance, End of Period.................................    2,990,430      2,624,608
                                                           ------------   ------------

Fair Value Adjustment on Investment Securities
  Available-for-Sale:
  Balance, Beginning of Period...........................     (154,305)        (7,012)
    Change in Fair Value (net of tax)....................       75,746        (46,741)
                                                           ------------   ------------
  Balance, End of Period.................................      (78,559)       (53,753)
                                                           ------------   ------------
Accumulated Translation Adjustment:
  Balance, Beginning of Period...........................        6,942          4,384
    Translation Gain (net of tax)........................        2,676            738
                                                           ------------   ------------
  Balance, End of Period.................................        9,618          5,122
                                                           ------------   ------------
Deferred Compensation:
  Balance, Beginning of Period...........................      (17,438)       (16,347)
    Awards Granted.......................................       (4,813)        (6,378)
    Amortization of Deferred Compensation................        2,337          3,301
    Other................................................       (2,217)           305
                                                           ------------   ------------
  Balance, End of Period.................................      (22,131)       (19,119)
                                                           ------------   ------------

Treasury Stock:
  Balance, Beginning of Period...........................     (153,644)             -
    Purchase of Common Stock (3,294,502 shares in 1995)..     (102,493)        (3,822)
    Acquisition of Subsidiary Bank (4,963,433 shares)....      153,501              -
    Cancellation of Shares Held in Treasury..............        8,400              -
    Other................................................        5,415          3,822
                                                           ------------   ------------
  Balance, End of Period.................................      (88,821)             -
                                                           ------------   ------------

Total Shareholders' Equity, End of Period................  $ 3,504,996    $ 3,264,699
                                                           ============   ============



NBD Bancorp, Inc. Consolidated Statement of Cash Flows
(in thousands)

                                                                                       Three Months Ended
                                                                                            March 31
                                                                                   ---------------------------
                                                                                      1995           1994
                                                                                   ------------   ------------
Cash Flows from Operating Activities:
  Net Income.....................................................................  $   140,891    $   107,261
  Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
    Depreciation and Amortization................................................       27,084         25,512
    Provision for Possible Credit Losses.........................................       20,096         15,460
    Securities Gains.............................................................       (1,376)          (390)
    Extraordinary Item - Redemption of Debt......................................            -          7,730
    Increase in Interest Receivable..............................................      (43,696)       (21,869)
    Increase in Current Income Taxes Payable.....................................       64,552         31,868
    (Increase)Decrease in Accrued Expenses.......................................       11,088        (64,651)
    (Increase)Decrease in Trading Account Investments............................       (3,032)        16,172
    Decrease in Mortgages Held for Sale..........................................        8,788        193,239
    Other, net...................................................................      (11,129)         5,236
                                                                                   ------------   ------------
      Net Cash Provided by Operating Activities..................................      213,266        315,568
                                                                                   ------------   ------------

Cash Flows from Investing Activities:
  (Increase)Decrease in Interest-Bearing Deposits................................       (7,467)       112,098
  Decrease(Increase) in Federal Funds Sold and Resale Agreements.................      278,100        (34,063)
  Purchase of Investment Securities Available-for-Sale...........................     (590,089)    (1,201,731)
  Proceeds from Maturity or Call of Investment Securities Available-for-Sale.....      377,216        579,866
  Proceeds from Sale of Investment Securities Available-for-Sale.................    1,251,206         44,889
  Purchase of Investment Securities Held-to-Maturity.............................      (11,936)    (1,664,381)
  Proceeds from Maturity or Call of Investment Securities Held-to-Maturity.......      274,944        601,114
  Increase in Loans and Leases...................................................     (935,112)      (523,066)
  Proceeds from Sale of Loan Portfolios..........................................        6,003              -
  Purchase of Premises and Equipment and Other Assets............................      (22,501)      (222,627)
  Proceeds from Sale of Premises and Equipment and Other Assets..................       10,644         19,294
  Net Cash Acquired in Purchase of Subsidiaries..................................       17,290              -
                                                                                   ------------   ------------
    Net Cash Provided(Used) by Investing Activities..............................      648,298     (2,288,607)
                                                                                   ------------   ------------

Cash Flows from Financing Activities:
  (Decrease)Increase in Deposits.................................................   (2,500,350)       334,733
  Increase in Short-Term Borrowings..............................................    1,796,666      1,560,986
  Proceeds from the Issuance of Long-Term Debt...................................      250,000        350,000
  Principal Payments on Long-Term Debt...........................................      (50,340)          (573)
  Redemption of Long-Term Debt...................................................            -       (208,734)
  Proceeds from Stock Option Exercises...........................................          460            132
  Payments to Acquire Treasury Stock.............................................     (102,493)        (3,822)
  Dividends Paid.................................................................      (53,147)       (43,411)
                                                                                   ------------   ------------
    Net Cash (Used)Provided by Financing Activities..............................     (659,204)     1,989,311
                                                                                   ------------   ------------

Effect of Exchange Rate Changes on Cash and Due From Banks.......................         (826)           (24)
                                                                                   ------------   ------------

Net Increase in Cash and Due From Banks..........................................      201,534         16,248
Cash and Due From Banks - Beginning of Period....................................    2,587,007      2,405,694
                                                                                   ------------   ------------

Cash and Due From Banks - End of Period..........................................  $ 2,788,541    $ 2,421,942
                                                                                   ============   ============



Other Cash Flow Disclosures:
  Interest Paid..................................................................  $   452,466    $   328,523
  State and Federal Taxes Paid...................................................        7,412         23,048


                         Notes to Consolidated Financial Statements
                         ------------------------------------------


Note A - Accounting Policies
- ----------------------------


Accounting policies of NBD Bancorp, Inc. and its subsidiaries (the Corporation) are described below.

     Basis of Presentation:

     The unaudited consolidated financial statements as of and for the three months ended March 31, 1995 and 1994, are prepared in conformity with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1994.

     The Corporation has adopted Statement of Financial Accounting Standard
     (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," effective January 1, 1995. These statements require that an impaired loan be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The adoption of these statements did not have an impact on the Corporation's financial statements.

     The Corporation has adopted SFAS No. 112, "Employers' Accounting For Postemployment Benefits," effective January 1, 1994. This statement requires the accrual of benefits provided to former or inactive employees after employment but before retirement. The cumulative effect of adopting SFAS No. 112 was a charge of $12,323,000 ($7,885,000 net of income taxes).

     Consolidation:

     The consolidated financial statements of the Corporation include the accounts of its subsidiaries, principally NBD Bank (Michigan). All material inter-company accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which ownership is at least 20 percent are accounted for by the equity method and are reported in "Other Assets."

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

Page 7
             Notes to Consolidated Financial Statements (cont'd.)

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

     Income Taxes:

     The Corporation accounts for income taxes in accordance with SFAS No. 109, which requires an asset and liability approach to accounting and reporting for income taxes. Under this approach, current and deferred income taxes payable and refundable are remeasured annually using provisions of then enacted tax laws and rates. SFAS No. 109 also specifies the criteria for recognition and measurement of deferred income tax benefits.

             Notes to Consolidated Financial Statements (cont'd.)


     Income Per Share:

     Per share amounts are based on the weighted average number of shares outstanding throughout the period adjusted for the assumed exercise of stock options.

                                            Quarter Ended
                                               March 31
                                      --------------------------
                                         1995           1994
                                      -----------    -----------
      Average Shares Outstanding..... 159,463,677    161,099,451


Note B - Investment Securities
- ------------------------------

The following is a summary of the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at March 31, 1995:



                                                   Investment Securities Available-for-Sale
                                              ------------------------------------------------------
                                                               Gross         Gross
                                                Amortized    Unrealized    Unrealized      Fair
                                                  Cost         Gains         Losses       Value
                                              ------------  ------------  ------------  ------------
                                                                  (in thousands)
U.S. Treasury...............................  $   525,394   $     2,707   $       143   $   527,958
U.S. Government Agencies:
  Mortgage-backed Securities................    1,801,590           656        55,110     1,747,136
  Collateralized Mortgage Obligations.......    1,394,722         5,080        28,201     1,371,601
  Other.....................................      206,790           144           358       206,576
States and Political Subdivisions...........       90,453           112           137        90,428
Collateralized Mortgage Obligations(a)......      103,540           359           140       103,759
Other.......................................      250,236           516        48,153       202,599
                                              ------------  ------------  ------------  ------------

    Total...................................  $ 4,372,725   $     9,574   $   132,242   $ 4,250,057
                                              ============  ============  ============  ============

                                                      Investment Securities Held-to-Maturity
                                              ------------------------------------------------------
                                                               Gross         Gross
                                                Amortized    Unrealized    Unrealized      Fair
                                                  Cost         Gains         Losses       Value
                                              ------------  ------------  ------------  ------------
                                                                  (in thousands)

U.S. Treasury...............................  $   517,869   $       782   $     5,152   $   513,499
U.S. Government Agencies:
  Mortgage-backed Securities................    5,449,913        77,274       134,186     5,393,001
  Other.....................................        8,305             6           145         8,166
States and Political Subdivisions...........    1,365,669        69,887         7,098     1,428,458
Other.......................................          500             2             -           502
                                              ------------  ------------  ------------  ------------
    Total...................................  $ 7,342,256   $   147,951   $   146,581   $ 7,343,626
                                              ============  ============  ============  ============

(a) All of the Collateralized Mortgage Obligations of private issuers have underlying collateral consisting of obligations of U.S. Government Agencies.


             Notes to Consolidated Financial Statements (cont'd.)

The following is a summary of the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at December 31, 1994:



                                                          Investment Securities Available-for-Sale
                                                   ------------------------------------------------------
                                                                    Gross         Gross
                                                    Amortized     Unrealized    Unrealized       Fair
                                                      Cost          Gains         Losses        Value
                                                   ------------  ------------  ------------  ------------
                                                                       (in thousands)
U.S. Treasury....................................  $   505,540   $        96   $       592   $   505,044
U.S. Government Agencies:
  Mortgage-backed Securities.....................    2,655,673             4       160,195     2,495,482
  Collateralized Mortgage Obligations............    1,461,321         4,940        45,974     1,420,287
  Other..........................................       22,916         1,267             3        24,180
States and Political Subdivisions................       76,586            33           363        76,256
Collateralized Mortgage Obligations(a)...........      111,351            76           936       110,491
Other............................................      222,931           459        40,878       182,512
                                                   ------------  ------------  ------------  ------------

    Total........................................  $ 5,056,318   $     6,875   $   248,941   $ 4,814,252
                                                   ============  ============  ============  ============



                                                           Investment Securities Held-to-Maturity
                                                   ------------------------------------------------------
                                                                    Gross         Gross
                                                    Amortized     Unrealized    Unrealized       Fair
                                                      Cost          Gains         Losses        Value
                                                   ------------  ------------  ------------  ------------
                                                                       (in thousands)

U.S. Treasury....................................  $   519,656   $       225   $    13,145   $   506,736
U.S. Government Agencies:
  Mortgage-backed Securities.....................    5,664,739        45,612       282,356     5,427,995
  Other..........................................        8,420             6           145         8,281
States and Political Subdivisions................    1,415,398        46,182        23,626     1,437,954
Other............................................          500            10             -           510
                                                   ------------  ------------  ------------  ------------

    Total........................................  $ 7,608,713   $    92,035   $   319,272   $ 7,381,476
                                                   ============  ============  ============  ============

(a) All of the Collateralized Mortgage Obligations of private issuers have underlying collateral consisting of obligations of U.S. Government Agencies.



Note C - Allowance For Possible Credit Losses
- ---------------------------------------------

The Corporation has adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," effective January 1, 1995. Under these statements, a loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. The statements require that an impaired loan be measured based on the present value of the expected future cash flows discounted at the loan's effective interest rate, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

Nonperforming Loans are defined by the Corporation to include loans on which interest is not being accrued, and restructured loans where interest rates have been renegotiated at below market rates. Nonperforming loans totaled $166,746,000 at March 31, 1995, and $180,041,000 at January 1, 1995.

             Notes to Consolidated Financial Statements (cont'd.)

For purposes of calculating an impairment reserve in accordance with SFAS No. 114, the Corporation considers all nonperforming loans as meeting the statements' definition of impaired. Large balance nonperforming loans (generally those with balances of $1 million or more) accounted for $118,743,000, or 71 percent, of total nonperforming loans at March 31, 1995, and $148,942,000, or 83 percent, at January 1, 1995, and were individually evaluated to determine a reserve for impairment. The impairment reserve included in the Allowance for Possible Credit Losses balances disclosed below amounted to $1,721,000 at March 31, 1995, and $535,000 at January 1, 1995.
Other nonperforming loans were collectively evaluated for impairment, along with the performing loan and lease portfolio.

The average balance of nonperforming loans was $169,383,000 for the three months ended March 31, 1995. Interest income recognized during the time the loans were impaired was $2,564,000 (of which $2,464,000 was recorded on a cash basis).

The changes in the Allowance for Possible Credit Losses are summarized below:

                                               Quarter Ended
                                                  March 31
                                          -----------------------
                                            1995          1994
                                          ----------   ----------
                                              (in thousands)

     Balance, Beginning of Period........ $ 435,051     $ 423,030
        Provision........................    20,096        15,460

        Charge-offs......................   (19,239)      (31,044)
        Recoveries.......................    19,743        15,674
                                          ----------    ----------
           Net (Charge-offs)Recoveries...       504       (15,370)

        Acquisition and Other............     2,506           290
                                          ----------    ----------
     Balance, End of Period..............  $458,157      $423,410
                                          ==========    ==========


Note D - Assets Pledged
- -----------------------

Assets, principally Investment Securities, carried at approximately $6,587,596,000 were pledged at March 31, 1995, to secure public deposits (including deposits of $44,206,000 of the Treasurer, State of Michigan), repurchase agreements and for other purposes required by law.


Note E - Extraordinary Item
- ----------------------------

On March 15, 1994, an extraordinary item charge of $7,730,000 (net of income taxes) was incurred, representing the premium paid and unamortized issuance costs related to the Corporation's call and redemption of the $199,985,000 7.25% Convertible Subordinated Debentures Due 2006.

Note F - Other Commitments and Contingent Liabilities
- ------------------------------------------------------

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

Outstanding standby letters of credit at March 31, 1995, totaled approximately $2,126,000,000.

Item 2.     Management's Discussion and Analysis of Financial Condition and
- -------     ----------------------------------------------------------------
            Results of Operations.
            ----------------------

The following discussion and analysis supplements information contained in the financial statements and related notes appearing in this report.

NBD Bancorp, Inc.
Financial Highlights
(in thousands except per share data)



- --------------------------------------------------------------------------------------------------
Operating Results                                                    Quarter Ended March 31
                                                              -----------------------------------
                                                                 1995         1994        Change
                                                              ----------   ----------   ---------
Net Interest Income.......................................... $ 420,692    $ 381,260        10.3 %
Provision for Possible Credit Losses.........................    20,096       15,460        30.0
Non-Interest Income..........................................   135,730      138,750        (2.2)
Non-Interest Expenses........................................   323,471      322,319         0.4
                                                              ----------   ----------
Income before Income Taxes...................................   212,855      182,231        16.8
Income Tax Expense...........................................    71,964       59,355        21.2
                                                              ----------   ----------
Income before Extraordinary Item and Accounting Change.......   140,891      122,876        14.7
Extraordinary Item (Redemption of Debt)......................         -       (7,730)
Cumulative Effect of Accounting Change (SFAS No. 112)........         -       (7,885)
                                                              ----------   ----------
Net Income................................................... $ 140,891    $ 107,261        31.4 %

- ---------------------------------------------------------------------------------------------------
Per Share:
  Income before Extraordinary Item and
    Accounting Change........................................ $    0.88    $    0.77        14.3 %
  Net Income.................................................      0.88         0.67        31.3

Net Interest Margin..........................................      4.02 %       4.31 %

- ---------------------------------------------------------------------------------------------------
Stock Data (per share)
Cash Dividends Declared...................................... $    0.33    $    0.30        10.0 %
Book Value (period end)......................................     22.18        20.29         9.3
Market Value:
  Period End.................................................    32 1/2       28 1/4
  High.......................................................    32 7/8       30 3/4
  Low........................................................    27 3/8       27 1/4
Average Shares Outstanding...................................   159,464      161,099

- ---------------------------------------------------------------------------------------------------
Financial and Capital Ratios
Return on Average Shareholders' Equity:
  Before Extraordinary Item and Accounting Change............     16.12 %      14.79 %
  After Extraordinary Item and Accounting Change.............     16.12        12.92

Return on Average Assets:
  Before Extraordinary Item and Accounting Change............      1.18         1.20
  After Extraordinary Item and Accounting Change.............      1.18         1.05

Capital Ratios (period end):
  Tier 1 Capital Ratio.......................................      8.20         9.14
  Total Capital Ratio........................................     12.14        12.94
  Tier 1 Leverage Ratio......................................      6.81         7.12

- ---------------------------------------------------------------------------------------------------



Balance Sheet Data                                              March 31      December 31       March 31
                                                                 1995            1994            1994
                                                              ------------    ------------    ------------
Total Assets................................................. $47,755,844     $47,111,133     $42,932,669
Total Earning Assets.........................................  43,219,112      42,805,177      38,852,766
Total Loans and Leases.......................................  30,725,867      29,229,664      25,877,688
Total Goodwill...............................................     325,670         245,003         260,010
Total Deposits...............................................  31,560,699      33,229,441      30,175,616
Total Common Shareholders' Equity............................   3,504,996       3,291,543       3,264,699

- ----------------------------------------------------------------------------------------------------------
Credit Quality                                                  March 31      December 31       March 31
                                                                 1995            1994            1994
                                                              ------------    ------------    ------------
Allowance for Possible Credit Losses......................... $   458,157     $   435,051     $   423,410

Nonperforming Loans..........................................     166,746         180,041         248,797
Other Real Estate Owned......................................      28,334          29,376          35,583
Total Nonperforming Assets...................................     195,080         209,417         284,380

Net Loan Charge-offs(Recoveries) (quarter-ended).............        (504)          8,732          15,370

- ----------------------------------------------------------------------------------------------------------
Ratios:
  Nonperforming Loans to Total Loans.........................        0.54 %          0.62 %          0.96 %
  Allowance to Total Loans...................................        1.49            1.49            1.64
  Allowance to Nonperforming Loans...........................      274.76          241.64          170.18
  Net Loan Charge-offs(Recoveries) (annualized)..............       (0.01)           0.12            0.24

- ----------------------------------------------------------------------------------------------------------


SUMMARY OF OPERATIONS
- ---------------------

Net Income for the first quarter of 1995 totaled $140,891,000, or $.88 per share. This was 15 percent higher than the $122,876,000, or $.77 per share, earned before the effect of an extraordinary item and an accounting change in the first quarter of 1994.

An extraordinary charge of $7,730,000 (net of income taxes), or five cents per share, was incurred in the first quarter of 1994 relating to the redemption on March 15, 1994, of the $199,985,000 7.25% Convertible Subordinated Debentures due March 2006. Also, Financial Accounting Standard No. 112, Employers' Accounting for Postemployment Benefits, was adopted as of January 1, 1994, which required a charge against earnings of $7,885,000 (net of income taxes), or five cents per share. Net Income for the first quarter of 1994 after these charges was $107,261,000, or $.67 per share.

Results for the quarter ended March 31, 1995, include the $910 million asset AmeriFed Financial Corp., which was acquired on January 9, 1995, and accounted for as a purchase.

The Corporation's proposed acquisition of Deerbank Corporation, a thrift holding company with $766 million in assets headquartered in Deerfield, Illinois, is proceeding on schedule toward a mid-year closing.



- ---------------------------------------------------------------------------------------------------------
Table 1
Summary of Operations
(in thousands except per share data)
                                                                     Quarter Ended
                                               ----------------------------------------------------------
                                                 March       December   September    June        March
                                                 1995         1994        1994       1994        1994
                                               ----------  ----------  ----------  ----------  ----------
Interest Income - Including Taxable
 Equivalent Adjustment........................ $ 886,955   $ 828,739   $ 778,523   $ 719,742   $ 651,998
Interest Expense..............................  (451,396)   (391,431)   (348,286)   (296,990)   (253,919)
                                               ----------  ----------  ----------  ----------  ----------
Net Interest Income - Taxable Equivalent......   435,559     437,308     430,237     422,752     398,079
Taxable Equivalent Adjustment.................   (14,867)    (14,979)    (15,446)    (16,364)    (16,819)
                                               ----------  ----------  ----------  ----------  ----------
Net Interest Income...........................   420,692     422,329     414,791     406,388     381,260
Provision For Possible Credit Losses..........   (20,096)    (20,086)     (7,907)     (8,579)    (15,460)


Securities Gains(Losses)......................     1,376      (3,514)        740         (85)        390
Other Non-Interest Income (Table 2)...........   134,354     139,785     135,857     134,033     138,360
                                               ----------  ----------  ----------  ----------  ----------
 Total Non-Interest Income....................   135,730     136,271     136,597     133,948     138,750
                                               ----------  ----------  ----------  ----------  ----------

Compensation..................................  (177,297)   (183,495)   (181,728)   (178,762)   (176,748)
Other Non-Interest Expenses (Table 3).........  (146,174)   (143,655)   (140,764)   (153,547)   (145,571)
                                               ----------  ----------  ----------  ----------  ----------
 Total Non-Interest Expenses..................  (323,471)   (327,150)   (322,492)   (332,309)   (322,319)
                                               ----------  ----------  ----------  ----------  ----------

Income Before Taxes...........................   212,855     211,364     220,989     199,448     182,231
Applicable Taxes..............................   (71,964)    (69,839)    (73,335)    (64,224)    (59,355)
                                               ----------  ----------  ----------  ----------  ----------
Income before Extraordinary Item and
 Cumulative Effect of Accounting Change.......   140,891     141,525     147,654     135,224     122,876
 Extraordinary Item...........................         -           -           -           -      (7,730)
 Cumulative Effect of Accounting Change.......         -           -           -           -      (7,885)
                                               ----------  ----------  ----------  ----------  ----------
Net Income.................................... $ 140,891   $ 141,525   $ 147,654   $ 135,224   $ 107,261
                                               ==========  ==========  ==========  ==========  ==========
Income Per Share:
 Income before Extraordinary Item and
   Accounting Change.......................... $    0.88   $    0.91   $    0.93   $    0.84   $    0.77
 Net Income................................... $    0.88   $    0.91   $    0.93   $    0.84   $    0.67

Average Shares Outstanding....................   159,464     156,279     157,667     160,322     161,099

Average Earning Assets (in millions).......... $  43,550   $  41,906   $  41,242   $  39,540   $  37,127

Net Interest Margin...........................      4.02 %      4.16 %      4.16 %      4.28 %      4.31 %

Expense Ratio.................................     56.76 %     56.69 %     56.97 %     59.68 %     60.08 %


Net Interest Income

Taxable equivalent net interest income in the first quarter of 1995 was $435.6 million, an increase of $37.5 million, or 9.4 percent, compared with the first quarter of last year. The increase was attributable to an increase of $6.4 billion, or 17.3 percent, in average earning assets, partially offset by a lower net interest margin, which decreased 29 basis points from 4.31 percent in the first quarter of 1994 to 4.02 percent in the first quarter of 1995. Further detail on average balances, yields and rates is shown in Table 7.


Provision for Possible Credit Losses

The Provision for Possible Credit Losses in the first quarter of 1995 amounted to $20.1 million, an increase from the $15.5 million in the same period one year ago, reflecting increased loan and lease volume. A comprehensive analysis of the related Allowance for Possible Credit Losses, charge-offs, nonperforming assets and ratios is presented in Table 5.


Securities Transactions

Securities gains or losses were insignificant over the last five quarters. The securities losses realized in the fourth quarter of 1994 were primarily attributable to the sale of U.S. Treasury securities from the Available-for-Sale portfolio.


Other Non-Interest Income

Non-Interest Income (excluding securities gains or losses) amounted to $134.4 million in the first quarter of 1995 versus $138.4 million in the comparable period of 1994, a decrease of $4.0 million, or 2.9 percent. Table 2 and its related discussion provide additional details of the composition of Other Non-Interest Income.


Compensation

In the first quarter of 1995, compensation expense was $177.3 million, an increase of $0.5 million compared with the first quarter of 1994. Salaries increased $1.6 million, or 1.2 percent, the net result of a 4.5 percent average merit increase partially offset by a 2.8 percent decrease in average full-time equivalent employment. Benefits expense decreased $1.1 million, or
2.5 percent.


Other Non-Interest Expenses

Non-Interest Expenses (excluding compensation expense) totaled $146.2 million for the first quarter of 1995 compared with $145.6 million for the same quarter one year ago, an increase of 0.4 percent. Table 3 provides detail on the components of Other Non-Interest Expenses.


Income Taxes

Income tax expense was $72.0 million in the first quarter of 1995 versus $59.4 million in the same quarter last year. The Corporation's effective tax rate, when computed after adding the taxable equivalent adjustment to both pre-tax income and income tax expense, was 38 percent for the first quarter of both 1995 and 1994.

OTHER NON-INTEREST INCOME
- -------------------------

The decrease of $4.0 million in Other Non-Interest Income from the first quarter of 1994 to the most recent quarter was largely attributable to a decrease in Profit on Mortgage Sales due to lower residential mortgage originations and related sales activity.




Table 2
Other Non-Interest Income
(in thousands)

                                                       Quarter Ended
                                         -------------------------------------------------
                                          March     Dec.      Sept.     June      March
                                          1995      1994      1994      1994      1994
                                         --------- --------- --------- --------- ---------
Deposit Service Charges................. $ 40,107  $ 39,475  $ 40,752  $ 38,790  $ 40,979
Trust Income............................   38,511    40,042    39,400    39,803    38,110
Credit Card Fees........................    9,516    10,446    10,052     9,691     8,377
Data Processing Fees....................    7,979     8,214     8,416     7,830     7,214
Letter of Credit Fees...................    5,635     7,032     5,583     5,586     4,692
Other Domestic and International Fees...    4,649     5,302     4,715     4,643     5,469
Insurance Premiums and Commissions......    4,187     3,255     3,552     3,886     4,341
Foreign Exchange and Translation........    4,105     4,174     3,219     3,138     2,965
Mortgage Loan Servicing.................    4,101     4,272     4,451     4,581     4,544
Retail Banking Fees.....................    3,550     3,172     3,583     3,380     3,299
Rental Income...........................    2,466     2,575     2,574     2,630     2,656
Mutual Fund and Annuity Product Fees....    2,083     2,038     1,742     1,506     1,742
OREO Gains..............................      940     1,497     1,172     1,892     1,823
Securities Trading and Underwriting.....      585     1,433     1,278     1,434     1,486
Profit(Loss) on Mortgage Sales..........     (516)     (636)      112      (193)    3,863
Other...................................    6,456     7,494     5,256     5,436     6,800
                                         --------- --------- --------- --------- ---------

   Total Other Non-Interest Income...... $134,354  $139,785  $135,857  $134,033  $138,360
                                         ========= ========= ========= ========= =========

OTHER NON-INTEREST EXPENSES
- ---------------------------

Non-Interest Expenses (excluding compensation expense) were up only $0.6 million from the year earlier period. The expense ratio improved to 56.76 percent from 60.08 percent over the same period.



Table 3
Other Non-Interest Expenses
(in thousands)

                                                             Quarter Ended
                                            -------------------------------------------------
                                              March     Dec.      Sept.     June     March
                                              1995      1994      1994      1994      1994
                                            --------- --------- --------- --------- ---------
Occupancy.................................. $ 30,407  $ 27,962  $ 29,242  $ 29,968  $ 30,081
Equipment..................................   23,214    22,197    21,842    23,597    21,954
FDIC & Other Regulatory Assessments........   16,607    16,616    16,631    16,741    16,675
Telephone..................................    8,173     7,379     7,687     9,214     6,852
Amortization of Intangibles................    7,504     6,290     6,415     6,577     6,524
Professional Services......................    6,851     7,033     6,449     7,567     6,433
Operating and Other Taxes..................    6,581     6,056     5,699     6,016     6,866
Purchased Services.........................    6,172     6,518     7,255     7,577     7,138
Marketing..................................    5,656     6,595     5,351     5,995     3,946
Postage....................................    5,225     4,680     5,168     4,719     5,274
Stationery and Supplies....................    4,123     3,844     3,803     4,269     4,716
Public Relations...........................    3,782     3,987     2,968     3,082     2,586
Travel and Entertainment...................    3,764     4,599     3,913     4,025     3,655
Loan and Credit Charges....................    2,075     2,362     1,841     2,811     2,067
Armored Carrier and Cartage................    1,970     1,918     2,084     2,198     1,819
Federal Reserve Service Charges............    1,525     1,596     1,913     2,060     1,958
Other Insurance............................      892       804       938       961       913
OREO Expense...............................      466       822       950     1,440       970
Other......................................   11,187    12,397    10,615    14,730    15,144
                                            --------- --------- --------- --------- ---------

   Total Other Non-Interest Expenses....... $146,174  $143,655  $140,764  $153,547  $145,571
                                            ========= ========= ========= ========= =========

FINANCIAL CONDITION AND CAPITAL ACCOUNTS
- ----------------------------------------
The Corporation's consolidated balance sheet is presented on pages 1 and 2.

Total assets at March 31, 1995, were $47.8 billion, an increase of $0.6 billion since year-end 1994, principally the net result of a decrease of $0.8 billion in Investment Securities and an increase of $1.5 billion in Loans and Leases.

The $0.8 billion decrease in Investment Securities since year-end 1994 was primarily due to sales of mortgage-backed U.S. Agency Securities from the Available-for-Sale portfolio.

The increase in Total Loans and Leases of $1.5 billion since December 31, 1994, was mainly attributable to commercial loan growth of $0.7 billion and an increase in residential mortgages of $0.6 billion. The increase in residential mortgages related mostly to the AmeriFed acquisition.

Investment property term loan commitments amounted to $1.9 billion, of which $1.6 billion were outstanding at March 31, 1995, and $45.2 million were classified as nonperforming.

As of March 31, 1995, real estate construction loan commitments totaled $1.5 billion, of which $856.8 million were outstanding and $10.3 million were classified as nonperforming.

The $0.4 billion increase in Total Liabilities since year-end 1994 was primarily the result of a $2.0 billion increase in Short-Term Borrowings and Long-Term Debt, partially offset by a $1.7 billion decrease in deposit liabilities.

The decrease of $1.7 billion in total deposits was comprised of a decrease of $2.9 billion in Foreign Office Deposits partially offset by an increase of $1.5 billion in Time Deposits. Demand, Savings, and Money Market Accounts decreased $94 million, $175 million and $20 million, respectively. The increase of $1.5 billion in Time Deposits consisted of a $1.1 billion increase in retail deposits and a $0.4 billion increase in large certificates of deposit. The increase in retail deposits continued the trend of the latter part of last year caused by the competitive rate structure instituted by the Corporation's banks in 1994. The $2.9 billion decrease in Foreign Office Deposits occurred concurrent with the increases of $1.8 billion in Short-Term Borrowings and $0.4 billion in large certificates of deposit, all of which are alternative sources of short-term funding.

The increase of $1.8 billion in Short-Term Borrowings mostly reflects increases in Federal Funds purchased, while the increase in Long-Term Debt of $0.2 billion reflects issuances of bank notes since year-end 1994.

Shareholders' Equity totaled $3.5 billion at March 31, 1995, an increase of $213 million since year-end 1994. In addition to a net increase of $87 million in Retained Earnings, the increase was also caused by a positive change in fair value of $76 million in Investment Securities Available-for-Sale, and a net decrease of $65 million in the amount of Treasury Stock held.

ANALYSIS OF CAPITAL
- -------------------

The table that follows presents the components of Tier I Capital and Total Capital. Both Tier I and Total capital ratios exceed the regulatory minimum requirements of 4.0 percent and 8.0 percent, respectively. The Tier I Leverage Ratio, also presented below, exceeds the regulatory minimum of 3.0 percent.




Table 4
Analysis of Capital
(dollars in thousands)

                                        March 31     Dec. 31      Sept. 30     June 30      March 31
                                          1995         1994         1994         1994         1994
                                       -----------  -----------  -----------  -----------  -----------
Capital Components:
 Tier 1 Capital:
  Common Shareholders' Equity........  $3,504,996   $3,291,543   $3,254,587   $3,250,143   $3,264,699
  Intangible Assets and Other
       Adjustments...................    (269,401)    (111,670)    (159,834)    (187,852)    (224,383)
                                       -----------  -----------  -----------  -----------  -----------

    Total Tier 1 Capital.............  $3,235,595   $3,179,873   $3,094,753   $3,062,291   $3,040,316
                                       ===========  ===========  ===========  ===========  ===========
 Total Capital:
  Common Shareholders' Equity........  $3,504,996   $3,291,543   $3,254,587   $3,250,143   $3,264,699
  Qualifying Allowance for Possible
       Credit Losses.................     458,157      435,051      423,700      423,624      416,050
  Qualifying Long-Term Debt..........   1,102,000    1,102,000      852,000      852,000      854,000
  Intangible Assets and Other
       Adjustments...................    (276,828)    (117,021)    (164,006)    (191,898)    (227,709)
                                       -----------  -----------  -----------  -----------  -----------

    Total Capital....................  $4,788,325   $4,711,573   $4,366,281   $4,333,869   $4,307,040
                                       ===========  ===========  ===========  ===========  ===========

Ratios (End of Period):
 Risk-Based Capital Ratios:
  Tier 1 Capital Ratio...............        8.20 %       8.44 %       8.63 %       8.85 %       9.14 %
  Total Capital Ratio................       12.14 %      12.50 %      12.18 %      12.53 %      12.94 %

 Tier 1 Leverage Ratio...............        6.81 %       6.77 %       6.82 %       6.80 %       7.12 %


ALLOWANCE FOR POSSIBLE CREDIT LOSSES
- ------------------------------------

An analysis of the changes in the Allowance for Possible Credit Losses and related credit quality data is presented below. The Allowance for Possible Credit Losses at March 31, 1995, of $458.2 million was equal to 1.49 percent of total loans and leases, the same as the percentage at December 31, 1994, and marginally below the 1.64 percent at March 31, 1994. While the Allowance has increased over the past year, the amount of nonperforming loans has declined over the same period, generating an improvement in the Allowance as a percent of nonperforming loans and leases to 274.76 percent as of March 31, 1995, compared with 241.64 percent at year-end 1994 and 170.18 percent at March 31, 1994.

The Corporation realized net recoveries of $0.5 million for the first quarter of 1995, compared with net charge-offs of $15.4 million and an annualized net charge-off ratio of 0.24 percent in the comparable period of 1994.

Nonperforming loans and leases totaled $166.7 million as of March 31, 1995, compared with $180.0 million at December 31, 1994, and $248.8 million at the end of the first quarter of 1994.



Table 5
(dollars in thousands)

Allowance for Possible Credit Losses

                                                                         Quarter Ended
                                                -----------  -----------  -----------  -----------  -----------
                                                   March       December    September       June        March
                                                    1995         1994         1994         1994         1994
                                                -----------  -----------  -----------  -----------  -----------
Summary of Transactions:
Balance at Beginning of Period...............   $  435,051   $  423,700   $  423,624   $  423,410   $  423,030
Provision for Credit Losses..................       20,096       20,086        7,907        8,579       15,460
Acquisition and Other........................        2,506           (3)          30          138          290
Charge-Offs..................................      (19,239)     (33,706)     (25,395)     (30,881)     (31,044)
Recoveries...................................       19,743       24,974       17,534       22,378       15,674
                                                -----------  -----------  -----------  -----------  -----------

   Net (Charge-Offs)Recoveries...............          504       (8,732)      (7,861)      (8,503)     (15,370)
                                                -----------  -----------  -----------  -----------  -----------

Balance at End of Period.....................   $  458,157   $  435,051   $  423,700   $  423,624   $  423,410
                                                ===========  ===========  ===========  ===========  ===========

Net Loan (Charge-Offs)Recoveries by Category:

Commercial and Foreign.......................   $    4,583   $      806   $   (2,397)  $   (3,709)  $   (9,919)
Real Estate Construction.....................        2,142          765          758         (243)         904
Residential Mortgage.........................          (11)        (226)         (60)         (35)        (175)
Consumer.....................................       (7,117)      (9,547)      (6,256)      (4,400)      (5,680)
Lease Financing..............................          907         (530)          94         (116)        (500)
                                                -----------  -----------  -----------  -----------  -----------
   Total Net (Charge-Offs)Recoveries.........   $      504   $   (8,732)  $   (7,861)  $   (8,503)  $  (15,370)
                                                ===========  ===========  ===========  ===========  ===========

Net Charge-Off(Recovery)
   Ratio (Annualized)........................        (0.01)%       0.12%        0.12%        0.13%        0.24%

Allowance for Possible Credit Losses as a Percent of:

   Total Loans and Leases....................         1.49%        1.49%        1.52%        1.58%        1.64%

   Nonperforming Loans and
        Leases...............................       274.76%      241.64%      238.64%      187.80%      170.18%


Analysis of Nonperforming Assets
                                                  March 31     Dec. 31      Sept. 30     June 30      March 31
                                                    1995         1994         1994         1994         1994
                                                 ----------   ----------   ----------   ----------   ----------
Loans:
   Non-Accrual...............................   $  147,760   $  157,141   $  177,491   $  225,495   $  248,690
   Restructured..............................       18,986       22,900           56           82          107
                                                -----------  -----------  -----------  -----------  -----------
     Total Loans.............................      166,746      180,041      177,547      225,577      248,797
Other Real Estate Owned......................       28,334       29,376       27,962       26,263       35,583
                                                -----------  -----------  -----------  -----------  -----------
     Total Nonperforming Assets..............   $  195,080   $  209,417   $  205,509   $  251,840   $  284,380
                                                ===========  ===========  ===========  ===========  ===========


Nonperforming Assets as a Percent of:

   Total Loans and Leases....................         0.63%        0.72%        0.74%        0.94%        1.10%

   Allowance for Possible
     Credit Losses...........................        42.58%       48.14%       48.50%       59.45%       67.16%



Loans 90 Days or More Past Due
   and Still Accruing Interest...............   $   42,236   $   44,750   $   45,984   $   40,627   $   36,950


ORGANIZATIONAL PERFORMANCE
- ---------------------------

Table 6 presents performance data and other information organized by the three major geographical banking markets serviced by the Corporation.



Table 6
Organizational Performance
(dollars in thousands)


For the Quarter Ended March 31, 1995          Michigan    Indiana     Illinois   All Other     Total
- -------------------------------------------  ----------  ----------  ----------  ----------  ----------
Net Income.................................  $  90,510   $  32,559   $  18,658   $    (836)  $ 140,891
Average Earning Assets ($ millions)........     28,796       9,383       5,730        (359)     43,550

Return on Assets...........................       1.16 %      1.26 %      1.20 %         -        1.18 %

Full-Time Equivalent Employees.............      8,512       4,856       2,229       2,402      17,999


For the Quarter Ended December 31, 1994
- -------------------------------------------

Net Income.................................  $ 102,085   $  24,659   $  17,117   $  (2,336)  $ 141,525
Average Earning Assets ($ millions)........     28,334       9,241       4,878        (547)     41,906

Return on Assets...........................       1.32 %      0.95 %      1.30 %         -        1.23 %

Full-Time Equivalent Employees.............      8,404       5,011       1,897       2,480      17,792


For the Quarter Ended September 30, 1994
- -------------------------------------------

Net Income.................................  $ 101,425   $  28,593   $  18,372   $    (736)  $ 147,654
Average Earning Assets ($ millions)........     27,814       9,182       4,773        (527)     41,242

Return on Assets...........................       1.34 %      1.12 %      1.43 %         -        1.31 %

Full-Time Equivalent Employees.............      8,551       5,157       1,942       2,576      18,226


For the Quarter Ended June 30, 1994
- -------------------------------------------

Net Income.................................  $  95,056   $  24,271   $  17,390   $  (1,493)  $ 135,224
Average Earning Assets ($ millions)........     25,986       9,113       4,459         (18)     39,540

Return on Assets...........................       1.34 %      0.96 %      1.45 %         -        1.24 %

Full-Time Equivalent Employees.............      8,580       5,224       1,963       2,630      18,397


For the Quarter Ended March 31, 1994
- -------------------------------------------

Income before Accounting Changes...........  $  85,297   $  22,967   $  15,051   $    (439)  $ 122,876
Net Income.................................     79,855      22,128      14,547      (9,269)    107,261
Average Earning Assets ($ millions)........     23,535       8,927       4,357         308      37,127

Return on Assets (Before Accounting Changes)      1.32 %      0.92 %      1.28 %         -        1.20 %

Full-Time Equivalent Employees.............      8,583       5,310       1,955       2,660      18,508


Average Balances, Yields and Rates

The following table presents average asset and liability balances and related yields and rates for the latest five quarters.



Table 7
Average Balances, Yields and Rates
(Yields are on a fully taxable equivalent basis.)
(dollars in millions)

                                First Quarter     Fourth Quarter      Third Quarter     Second Quarter      First Quarter
                                   1995               1994               1994               1994               1994
                              ---------------    ---------------    ---------------    ---------------    ---------------
                              Average Yield/     Average Yield/     Average Yield/     Average Yield/     Average Yield/
                              Balance  Rate      Balance  Rate      Balance  Rate      Balance  Rate      Balance  Rate
                              ------- -------    ------- -------    ------- -------    ------- -------    ------- -------
Assets:
Interest-Bearing Deposits....$   711    6.43 %  $   624    5.40 %  $   682    5.37 %  $   655    4.90 %  $   645    4.40 %
Federal Funds Sold and
  Resale Agreements..........    280    5.95        219    5.39        245    4.62        188    4.09        114    3.37
Trading Account Securities...    122    5.96        185    5.44        159    4.80        131    4.67         92    3.88
Investment Securities:
 U.S. Treasury...............  1,083    6.69      1,095    5.87      1,231    5.55      1,615    5.33      1,583    5.30
 U.S. Government Agencies....  9,472    6.86      9,706    6.76      9,938    6.56      8,706    6.47      7,565    6.44
 States and Political
   Subdivisions..............  1,468    9.14      1,498    9.37      1,459    9.44      1,476    8.78      1,492    8.21
 Other.......................    318    7.35        321    6.64        332    5.98        346    3.87        389    4.72
                              ------- -------    ------- -------    ------- -------    ------- -------    ------- -------
Total Investment Securities.. 12,341    7.13     12,620    6.99     12,960    6.77     12,143    6.52     11,029    6.45
                              ------- -------    ------- -------    ------- -------    ------- -------    ------- -------
Loans and Leases:
 Commercial.................. 15,803    8.92     15,014    8.41     14,549    7.88     14,378    7.51     13,673    6.97
 Real Estate Construction....    855    9.42        801    8.89        763    7.88        755    7.60        754    7.19
 Residential Mortgage........  3,891    7.79      3,293    7.61      3,084    7.55      2,906    7.53      2,759    7.46
 Consumer....................  7,712    8.98      7,537    8.70      7,313    8.59      6,981    8.51      6,751    8.61
 Lease Financing.............    368    9.91        343    9.74        314    9.52        291   10.14        284   10.25
 Foreign.....................  1,467    7.23      1,270    7.04      1,173    5.89      1,112    5.93      1,026    5.70
                              ------- -------    ------- -------    ------- -------    ------- -------    ------- -------
Total Loans and Leases....... 30,096    8.73     28,258    8.36     27,196    7.97     26,423    7.74     25,247    7.46
                              ------- -------    ------- -------    ------- -------    ------- -------    ------- -------
Total Earning Assets......... 43,550    8.22 %   41,906    7.87 %   41,242    7.52 %   39,540    7.29 %   37,127    7.08 %
                                      =======            =======            =======            =======            =======

Cash and Due From Banks......  2,327              2,509              2,328              2,365              2,285
Other Assets.................  2,135              2,064              2,074              2,031              1,931
Less Allowance for Possible
  Credit Losses..............   (452)              (432)              (434)              (436)              (433)
                              -------            -------            -------            -------            -------
Total Assets.................$47,560            $46,047            $45,210            $43,500            $40,910
                              =======            =======            =======            =======            =======
Liabilities and Shareholders'
  Equity:
Interest-Bearing Deposits:
   Savings...................$ 7,588    2.73 %  $ 7,597    2.46 %  $ 7,797    2.34 %  $ 7,933    2.29 %  $ 7,854    2.29 %
   Money Market Accounts.....  4,971    4.35      5,048    3.71      5,208    3.22      5,345    2.79      5,516    2.68
   Time...................... 10,974    5.37      9,915    4.86      9,205    4.48      8,908    4.24      7,796    4.30
   Foreign Office............  2,864    6.05      2,963    5.22      2,981    4.71      2,803    4.37      2,035    3.96
                              ------- -------    ------- -------    ------- -------    ------- -------    ------- -------
Total Interest-Bearing
  Deposits................... 26,397    4.49     25,523    3.96     25,191    3.59     24,989    3.33     23,201    3.21
                              ------- -------    ------- -------    ------- -------    ------- -------    ------- -------

Short-Term Borrowings........  7,833    5.99      7,404    5.27      7,182    4.67      6,331    3.95      5,647    3.26
Long-Term Debt...............  2,624    6.57      2,420    6.33      2,375    6.08      1,821    6.02      1,615    6.20
                              ------- -------    ------- -------    ------- -------    ------- -------    ------- -------
Total Interest-Bearing
  Liabilities................ 36,854    4.96 %   35,347    4.39 %   34,748    3.98 %   33,141    3.59 %   30,463    3.37 %
                                      =======            =======            =======            =======            =======

Demand Deposits..............  6,293              6,472              6,297              6,232              6,217
Other Liabilities............    917                915                877                827                909
Shareholders' Equity.........  3,496              3,313              3,288              3,300              3,321
                              -------            -------            -------            -------            -------
Total Liabilities and
  Shareholders' Equity.......$47,560            $46,047            $45,210            $43,500            $40,910
                              =======            =======            =======            =======            =======

Interest Rate Spread.........           3.26 %             3.48 %             3.54 %             3.70 %             3.71 %
                                      =======            =======            =======            =======            =======

Net Interest Margin..........           4.02 %             4.16 %             4.16 %             4.28 %             4.31 %
                                      =======            =======            =======            =======            =======

The FTE adjustments are computed using a combined federal and state income tax rate of 36.4% in 1995 and 1994.
The combined amounts for Investment Securities Available-for-Sale and Held-to-Maturity are based on their respective carrying values.


RATE SENSITIVITY ANALYSIS
- -------------------------

The following table summarizes the Rate Sensitivity of Earning Assets and Funding Sources as of March 31, 1995. Balances are distributed to future calendar periods based primarily on contractual interest rate repricing dates and on contractual maturity (including principal amortization) dates. Maturity distributions, however, are modified based on historical differences between contractual versus actual payment flows and to reflect management's assumptions as to the effect current interest rate levels may have on historical principal prepayment trends. Additionally, distributions reflect management's current assumptions as to repricing frequency of indeterminate maturity liabilities and changes in deposit balances in reaction to interest rate levels.

The net difference between the amount of earning assets and funding sources distributed to a calendar period is typically referred to as either the "asset/liability funding gap" or the "rate sensitivity position." The magnitude of the funding gap in the various calendar periods provides a general indication of the extent to which future earnings, primarily net interest income, may be affected by interest rate changes.

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



Rate Sensitivity of Earning Assets and Funding Sources
(in millions)

                                                                          As of March 31, 1995
                                                   -------------------------------------------------------------------
                                                    1-30      31-90    91-180    181-365     1-5     Over 5
                                                    Days      Days      Days      Days      Years     Years     Total
                                                   -------   -------   -------   -------   -------   -------   -------
Interest-Bearing Deposits......................  $    654  $      -  $      -  $      -  $      -  $      -  $    654
Federal Funds Sold and Resale Agreements.......       122         -         -         -         -         -       122
Trading Account Securities.....................       125         -         -         -         -         -       125
Investment Securities..........................     1,577       374       728     2,020     3,515     3,378    11,592
Commercial Loans...............................    10,685     1,819       535       532     2,135       526    16,232
Real Estate Construction Loans.................       637        53        24        21       100        22       857
Residential Mortgage Loans.....................       123       194       363       738     1,603       941     3,962
Mortgage Loans Held For Sale...................        21         -         -         -         -         -        21
Consumer Loans.................................     2,043       712       552       972     3,097       375     7,751
Lease Financing................................        11        22        31        58       240        18       380
Foreign Loans..................................     1,451        40        19        14         -         -     1,524
                                                   -------   -------   -------   -------   -------   -------   -------
          Total Earning Assets.................  $ 17,449  $  3,214  $  2,252  $  4,355  $ 10,690  $  5,260  $ 43,220
                                                   -------   -------   -------   -------   -------   -------   -------

Savings Deposits...............................  $  4,004  $      -  $      -  $      -  $  3,501  $      -  $  7,505
Money Market Accounts..........................     4,328         -         -         -       612         -     4,940
Time Deposits..................................     1,155     1,525     1,931     2,143     2,718        94     9,566
Foreign Office Deposits........................     2,638       125       150         -         -         -     2,913
Short-Term Borrowings..........................     5,941     1,338     1,328       209       113         -     8,929
Long-Term Debt.................................         -       162         1       102     1,437     1,001     2,703
Non-Interest-Bearing Liabilities and Equity
   Capital.....................................       863         -         -         -     3,136     2,665     6,664
                                                   -------   -------   -------   -------   -------   -------   -------
          Total Sources of Funding.............  $ 18,929  $  3,150  $  3,410  $  2,454  $ 11,517  $  3,760  $ 43,220
                                                   -------   -------   -------   -------   -------   -------   -------
Asset(Liability) Funding Gap...................  $ (1,480) $     64  $ (1,158) $  1,901  $   (827) $  1,500  $      -
                                                   -------   -------   -------   -------   -------   -------   -------
Net Interest Rate Swap Position................  $    277  $  1,068  $   (122) $   (372) $ (1,047) $    196  $      -
                                                   -------   -------   -------   -------   -------   -------   -------
Net Asset(Liability) Funding Gap...............  $ (1,203) $  1,132  $ (1,280) $  1,529  $ (1,874) $  1,696  $      -
                                                   -------   -------   -------   -------   -------   -------   -------

Cumulative Net Asset(Liability) Funding Gap....  $ (1,203) $    (71) $ (1,351) $    178  $ (1,696) $      -  $      -
                                                   =======   =======   =======   =======   =======   =======   =======

It can be seen from the table that management's assumptions regarding the repricing of indeterminate maturity liabilities (e.g., savings deposits) and the reaction of non-interest bearing liabilities (primarily net demand deposits) to rate changes has a significant bearing on the stated funding gap in a given period.

To more closely monitor the earnings risk of interest rate changes, the Corporation regularly performs simulation analyses of the effect that specific interest rate changes would have on net interest income and net interest margin. Utilizing March 31, 1995, data shown in the preceding table, a simulation based on interest rates rising by 1 percentage point, in increments of 25 basis points, over a four-month period indicates that average interest margin for the 12 months subsequent to March 31, 1995, would be only 1 basis point lower than if rates were unchanged. A simulation based on interest rates corresponding to the March 31, 1995, forward yield curve indicates that the margin would likewise decrease by 1 basis point in comparison to a static rate environment. A "shock" analysis, calculated on the basis of an immediate 3 percentage point increase in rates, would cause the average interest margin for the following 12 months to decline by an amount significantly less than the policy limit of 15 percent.

The Corporation utilizes interest rate swap contracts to alter the funding gap, or interest sensitivity, on the balance sheet. At March 31, 1995, there were $2.2 billion notional amount of interest rate swap contracts outstanding for rate management purposes, of which $1.8 billion notional amount had terms whereby the Corporation was paying a fixed rate of interest and receiving a variable rate. The gross unrealized gains on these swaps totaled $11.7 million and gross unrealized losses amounted to $12.9 million, resulting in a net unrealized loss of $1.2 million as of March 31, 1995. The rate management swaps reduced net interest income by $3.6 million, or 3 basis points, in the first quarter of 1995 and by $12.6 million, or 14 basis points, in the comparable period of 1994. Below is a table summarizing the activity in the rate management swap portfolio for the first three months of 1995.


                    Rate Management Swaps
                       (in millions)

          Notional Amount:
          As of January 1, 1995......      $1,895
                Additions............         555
                Maturities...........         204
                                           -------
          As of March 31, 1995.......      $2,246
                                           =======


In addition, $1.5 billion notional amount of interest rate swap contracts used for customer accommodation and other purposes, unrelated to the funding of specific earning assets or interest-bearing liabilities of the Corporation, was outstanding as of March 31, 1995. In contrast to rate management swaps, where only realized gains and losses in value are recorded, unrealized valuation changes for customer accommodation and other swap contracts are recognized and recorded currently in Non-Interest Income. As of March 31, 1995, the gross fair value asset related to these swaps totaled $26.9 million and the gross fair value liability amounted to $26.6 million. Below is a table summarizing activity in the portfolio of swaps used for customer accommodation and other purposes for the first three months of 1995.

                Customer Accommodation and Other Swaps
                           (in millions)

          Notional Amount:
          As of January 1, 1995......      $1,667
                Additions............          56
                Maturities...........         232
                                           -------
          As of March 31, 1995.......      $1,491
                                           =======

INTERNATIONAL BANKING
- ---------------------

At March 31, 1995, the Corporation had total foreign cross-border outstandings of $0.9 billion. Foreign outstandings consist primarily of interest-bearing deposits, bankers acceptances, federal funds sold, and loans denominated in dollars or other non-local currency. Assets denominated in the local currency are included to the extent they are not hedged or are not funded by local borrowings. An item is classified as either foreign or domestic based on the domicile of the party ultimately responsible for payment.

At March 31, 1995, the Corporation had no foreign outstandings to any individual country which exceeded 0.75 percent of total assets. However, foreign cross-border outstandings at March 31, 1995, were $36.3 million (excluding $109.3 million par value of obligations collateralized by U. S. Treasury securities) for all countries that the Corporation considers to be experiencing severe economic and liquidity problems. Of such outstandings, none were nonperforming. No special reserve was required to be established under the International Lending Supervision Act of 1983.



                          PART II - OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K
- -------     ---------------------------------

         (a)  Exhibits

              (11) Earnings Per Share Computation

              (27) Financial Data Schedule

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







                                                  NBD BANCORP, INC.
                                                  -----------------
                                                  (Registrant)




                                                  By: /s/ Philip S. Jones
                                                      -------------------
                                                  Philip S. Jones
                                                  Executive Vice President,
                                                  Treasurer and
                                                  Chief Financial Officer


                                                  By: /s/ Gerald K. Hanson
                                                      ---------------------
                                                  Gerald K. Hanson
                                                  Senior Vice President and
                                                  Comptroller

   May 9, 1995