Form 10-Q
period 1995-06-30
NBD BANCORP INC /DE/
filed 1995-08-11
CIK 70040

Cover

- ---------------------------------------------------------------------------
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549


(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1995

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                           Outstanding at  July 31, 1995
   -----------------------------             -----------------------------
   Common Stock, $1.00 Par Value                       160,665,916

- -----------------------------------------------------------------------------

                                                  Part 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements
- -------     --------------------

NBD BANCORP, Inc. Consolidated Balance Sheet
(in thousands except share data)


Assets
                                                              June 30      December 31      June 30
                                                                1995           1994           1994
                                                            ------------   ------------   ------------
Cash and Due From Banks...................................  $ 2,375,480    $ 2,587,007    $ 2,279,698

Interest-Bearing Deposits.................................      579,125        630,688        637,726

Federal Funds Sold and Resale Agreements..................      138,112        399,725        316,504

Trading Account Securities................................      143,361        122,135        209,552



Investment Securities (Note B):
   Available-for-Sale (At Fair Value).....................    3,986,717      4,814,252      5,134,842
   Held-to-Maturity (Fair Value of $7,234,024,
      $7,381,476 and $8,190,292, respectively)............    7,105,624      7,608,713      8,184,134
                                                            ------------   ------------   ------------
                                                             11,092,341     12,422,965     13,318,976
                                                            ------------   ------------   ------------



Loans and Leases (Net of Unearned Income of $201,247,
   $171,207 and $139,563, respectively):
   Commercial.............................................   16,872,291     15,525,645     14,527,791
   Real Estate Construction...............................      896,671        817,452        729,421
   Residential Mortgage...................................    4,158,906      3,351,840      2,955,520
   Mortgages Held For Sale................................       52,455         30,171         39,155
   Consumer...............................................    8,037,442      7,667,907      7,154,088
   Lease Financing........................................      404,811        363,200        301,804
   Foreign................................................    1,544,589      1,473,449      1,142,117
                                                            ------------   ------------   ------------
                                                             31,967,165     29,229,664     26,849,896


   Allowance For Possible Credit Losses (Note C)..........     (469,803)      (435,051)      (423,624)
                                                            ------------   ------------   ------------
                                                             31,497,362     28,794,613     26,426,272
                                                            ------------   ------------   ------------

Net Premises and Equipment................................      650,510        630,357        637,907

Customers' Liability on Acceptances.......................      190,282        193,866        160,209

Other Assets..............................................    1,384,121      1,329,777      1,245,268
                                                            ------------   ------------   ------------

            Total Assets..................................  $48,050,694    $47,111,133    $45,232,112
                                                            ============   ============   ============




Liabilities and Shareholders' Equity
                                                              June 30      December 31      June 30
                                                                1995          1994            1994
                                                            ------------   ------------   ------------
Deposits:
  Demand (Non-Interest Bearing)...........................  $ 6,805,618    $ 6,731,050    $ 6,810,491
  Savings.................................................    7,474,257      7,679,922      7,986,172
  Money Market Accounts...................................    4,980,571      4,959,816      5,204,159
  Time....................................................    9,636,043      8,055,429      7,540,540
  Foreign Office..........................................    3,658,670      5,803,224      3,402,024
                                                            ------------   ------------   ------------
                                                             32,555,159     33,229,441     30,943,386

Short-Term Borrowings.....................................    7,861,259      7,119,972      7,822,834
Liability on Acceptances..................................      190,282        193,866        160,209
Accrued Expenses and Sundry Liabilities...................      829,551        771,963        723,010
Long-Term Debt............................................    3,012,177      2,504,348      2,332,530
                                                            ------------   ------------   ------------
    Total Liabilities.....................................   44,448,428     43,819,590     41,981,969
                                                            ------------   ------------   ------------

Shareholders' Equity:

  Series A Preferred Stock - Par Value $1, Stated Value $50           -              -              -
                      June 30    December 31    June 30
     No. of Shares      1995         1994         1994
    --------------  ------------ ------------ ------------
    Authorized....      460,000      460,000      460,000
    Issued........            -            -            -

  Preferred Stock - No Par Value..........................            -              -              -
                      June 30    December 31    June 30
     No. of Shares      1995         1994         1994
    --------------  ------------ ------------ ------------
    Authorized....   10,000,000   10,000,000   10,000,000
    Issued........            -            -            -

  Common Stock - Par Value $1.............................      160,883        160,877        160,877
                      June 30    December 31    June 30
     No. of Shares      1995         1994         1994
    --------------  ------------ ------------ ------------
    Authorized....  500,000,000  500,000,000  500,000,000
    Issued........  160,883,008  160,876,819  160,876,769

  Capital Surplus.........................................      533,129        545,717        546,829
  Retained Earnings.......................................    3,082,012      2,903,394      2,712,268
  Fair Value Adjustment on Investment Securities
    Available-for-Sale (Note B)...........................      (39,327)      (154,305)       (89,936)
  Accumulated Translation Adjustment......................        9,444          6,942          7,118
  Deferred Compensation...................................      (27,364)       (17,438)       (23,897)
  Treasury Stock (3,743,613,  4,968,147 and
    2,107,170  shares, respectively)......................     (116,511)      (153,644)       (63,116)
                                                            ------------   ------------   ------------
    Total Shareholders' Equity............................    3,602,266      3,291,543      3,250,143
                                                            ------------   ------------   ------------


          Total Liabilities and Shareholders' Equity......  $48,050,694    $47,111,133    $45,232,112
                                                            ============   ============   ============



NBD BANCORP, Inc. Consolidated Statement of Income
(in thousands except per share data)

                                                                             Quarter Ended               Six Months Ended
                                                                                June 30                       June 30
                                                                       -------------------------     -------------------------
                                                                         1995          1994            1995           1994
                                                                       -----------   -----------     -----------   -----------
Interest Income:
  Loans and Leases (including fees).................................   $  698,570    $  506,959      $1,345,790    $  969,020
  Investment Securities:
    Taxable.........................................................      166,572       160,528         350,298       299,474
    Non-Taxable.....................................................       23,171        24,490          47,140        49,829
  Trading Account Securities........................................        1,746         1,495           3,534         2,379
  Federal Funds Sold and Resale Agreements..........................        2,232         1,914           6,343         2,863
  Interest-Bearing Deposits.........................................       11,654         7,992          22,928        14,992
                                                                       -----------   -----------     -----------   -----------
    Total Interest Income...........................................      903,945       703,378       1,776,033     1,338,557
                                                                       -----------   -----------     -----------   -----------
Interest Expense:
  Deposits..........................................................      311,486       207,290         604,061       390,829
  Short-Term Borrowings.............................................      115,590        62,302         231,311       107,675
  Long-Term Debt....................................................       48,296        27,398          91,396        52,405
                                                                       -----------   -----------     -----------   -----------
    Total Interest Expense..........................................      475,372       296,990         926,768       550,909
                                                                       -----------   -----------     -----------   -----------
Net Interest Income.................................................      428,573       406,388         849,265       787,648
  Provision for Possible Credit Losses..............................       20,091         8,579          40,187        24,039
                                                                       -----------   -----------     -----------   -----------
Net Interest Income After Provision
  For Possible Credit Losses........................................      408,482       397,809         809,078       763,609
                                                                       -----------   -----------     -----------   -----------
Non-Interest Income:
  Trust Fees........................................................       42,242        39,803          80,753        77,913
  Service Charges on Deposit Accounts...............................       40,964        38,790          81,071        79,769
  Credit Card Fees..................................................       10,615         9,691          20,131        18,068
  Securities Gains..................................................          308           (85)          1,684           305
  Other.............................................................       51,277        45,749          97,497        96,643
                                                                       -----------   -----------     -----------   -----------
    Total Non-Interest Income.......................................      145,406       133,948         281,136       272,698
                                                                       -----------   -----------     -----------   -----------
Non-Interest Expenses:
  Compensation:
    Salaries........................................................      138,259       134,856         273,349       268,315
    Benefits........................................................       46,209        43,906          88,416        87,195
                                                                       -----------   -----------     -----------   -----------
      Total Compensation............................................      184,468       178,762         361,765       355,510
  Net Occupancy.....................................................       29,920        29,968          60,327        60,049
  Equipment Rentals, Depreciation and Maintenance...................       23,220        23,597          46,434        45,551
  FDIC and Other Regulatory Assessments.............................       16,507        16,741          33,114        33,416
  Amortization of Intangibles.......................................        7,521         6,577          15,025        13,101
  Other.............................................................       74,622        76,664         143,064       147,001
                                                                       -----------   -----------     -----------   -----------
    Total Non-Interest Expenses.....................................      336,258       332,309         659,729       654,628
                                                                       -----------   -----------     -----------   -----------
Income before Income Taxes..........................................      217,630       199,448         430,485       381,679
  Income Tax Expense(Benefit) (Including tax effect of $120, ($35),
    $592 and $114, respectively, on securities sales)...............       74,188        64,224         146,152       123,579
                                                                       -----------   -----------     -----------   -----------
Income before Extraordinary Item and Cumulative
  Effect of Accounting Change.......................................      143,442       135,224         284,333       258,100
    Extraordinary Item (net of income tax effect) (Note E)..........            -             -               -        (7,730)
    Cumulative Effect of Accounting Change (net of
      income tax effect) (Note A)...................................            -             -               -        (7,885)
                                                                       -----------   -----------     -----------   -----------
Net Income..........................................................   $  143,442    $  135,224      $  284,333    $  242,485
                                                                       ===========   ===========     ===========   ===========


Net Income Per Share (on average shares outstanding):
  Income before Extraordinary Item and Cumulative
    Effect of Accounting Change.....................................   $     0.91    $     0.84      $     1.79    $     1.61
  Extraordinary Item (net of income tax effect).....................            -             -               -         (0.05)
  Cumulative Effect of Accounting Change (net of
    income tax effect)..............................................            -             -               -         (0.05)
                                                                       -----------   -----------     -----------   -----------
Net Income Per Share................................................   $     0.91    $     0.84      $     1.79    $     1.51
                                                                       ===========   ===========     ===========   ===========





NBD BANCORP, Inc. Consolidated Statement of Shareholders' Equity
(in thousands except share data)

                                                                    Quarter Ended             Six Months Ended
                                                                       June 30                     June 30
                                                               ------------------------    ------------------------
                                                                 1995         1994           1995         1994
                                                               -----------  -----------    -----------  -----------

Preferred Stock:
  Balance, Beginning and End of Period.......................  $        -   $        -     $        -   $        -
                                                               -----------  -----------    -----------  -----------

Common Stock:
  Balance, Beginning of Period...............................     160,883      160,872        160,877      160,715
    Acquisition of Subsidiary Bank...........................           -            -            270            -
    Cancellation of Shares Held in Treasury..................           -            -           (270)           -
    Other....................................................           -            5              6          162
                                                               -----------  -----------    -----------  -----------
  Balance, End of Period.....................................     160,883      160,877        160,883      160,877
                                                               -----------  -----------    -----------  -----------

Capital Surplus:
  Balance, Beginning of Period...............................     533,576      546,969        545,717      541,232
    Acquisition of Subsidiary Bank...........................           -            -         (6,323)           -
    Cancellation of Shares Held in Treasury..................           -            -         (8,130)           -
    Other....................................................        (447)        (140)         1,865        5,597
                                                               -----------  -----------    -----------  -----------
  Balance, End of Period.....................................     533,129      546,829        533,129      546,829
                                                               -----------  -----------    -----------  -----------

Retained Earnings:
  Balance, Beginning of Period...............................   2,990,430    2,624,608      2,903,394    2,565,627
    Net Income...............................................     143,442      135,224        284,333      242,485
    Cash Dividends Declared on Common Stock
      ($.33, $.30, $.66 and $.60 per share, respectively)....     (51,860)     (47,564)      (105,715)     (95,844)
                                                               -----------  -----------    -----------  -----------
  Balance, End of Period.....................................   3,082,012    2,712,268      3,082,012    2,712,268
                                                               -----------  -----------    -----------  -----------

Fair Value Adjustment on Investment Securities
  Available-for-Sale:
  Balance, Beginning of Period...............................     (78,559)     (53,753)      (154,305)      (7,012)
    Change in Fair Value (net of tax)........................      39,232      (36,183)       114,978      (82,924)
                                                               -----------  -----------    -----------  -----------
  Balance, End of Period.....................................     (39,327)     (89,936)       (39,327)     (89,936)
                                                               -----------  -----------    -----------  -----------

Accumulated Translation Adjustment:
  Balance, Beginning of Period...............................       9,618        5,122          6,942        4,384
    Translation Gain(Loss) (net of tax)......................        (174)       1,996          2,502        2,734
                                                               -----------  -----------    -----------  -----------
  Balance, End of Period.....................................       9,444        7,118          9,444        7,118
                                                               -----------  -----------    -----------  -----------

Deferred Compensation:
  Balance, Beginning of Period...............................     (22,131)     (19,119)       (17,438)     (16,347)
    Awards Granted...........................................      (8,434)      (7,944)       (13,247)     (14,322)
    Amortization of Deferred Compensation....................       3,139        2,186          5,476        5,487
    Other....................................................          62          980         (2,155)       1,285
                                                               -----------  -----------    -----------  -----------
  Balance, End of Period.....................................     (27,364)     (23,897)       (27,364)     (23,897)
                                                               -----------  -----------    -----------  -----------

Treasury Stock:
  Balance, Beginning of Period...............................     (88,821)           -       (153,644)           -
    Purchase of Common Stock (4,488,298 shares in 1995)......     (37,181)     (71,099)      (139,674)     (74,921)
    Acquisition of Subsidiary Bank (4,963,381 shares)........          (1)           -        153,500            -
    Cancellation of Shares Held in Treasury..................           -            -          8,400            -
    Other....................................................       9,492        7,983         14,907       11,805
                                                               -----------  -----------    -----------  -----------
  Balance, End of Period.....................................    (116,511)     (63,116)      (116,511)     (63,116)
                                                               -----------  -----------    -----------  -----------

Total Shareholders' Equity, End of Period....................  $3,602,266   $3,250,143     $3,602,266   $3,250,143
                                                               ===========  ===========    ===========  ===========




NBD BANCORP, Inc. Consolidated Statement of Cash Flows
(in thousands)
                                                                                   Six Months Ended
                                                                                        June 30
                                                                                ---------------------------
                                                                                   1995           1994
                                                                                ------------   ------------

Cash Flows from Operating Activities:
  Net Income..................................................................  $   284,333    $   242,485
  Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
    Depreciation and Amortization.............................................       55,030         50,724
    Provision for Possible Credit Losses......................................       40,187         24,039
    Securities Gains..........................................................       (1,684)          (305)
    Extraordinary Item - Redemption of Debt...................................            -          7,730
    Increase in Interest Receivable...........................................      (84,056)       (23,380)
    Decrease in Current Income Taxes Payable..................................      (24,528)       (11,884)
    Increase(Decrease) in Accrued Expenses....................................       72,014        (61,956)
    Increase in Trading Account Investments...................................      (20,741)       (99,663)
    (Increase)Decrease in Mortgages Held for Sale.............................      (22,284)       216,747
    Other, net................................................................       (4,568)        15,952
                                                                                ------------   ------------
      Net Cash Provided by Operating Activities...............................      293,703        360,489
                                                                                ------------   ------------

Cash Flows from Investing Activities:
  Decrease in Interest-Bearing Deposits.......................................       69,516         90,358
  Decrease(Increase) in Federal Funds Sold and Resale Agreements..............      261,613        (34,023)
  Purchase of Investment Securities Available-for-Sale........................   (1,037,643)    (3,240,460)
  Proceeds from Maturity or Call of Investment Securities Available-for-Sale..      653,739      1,344,020
  Proceeds from Sale of Investment Securities Available-for-Sale..............    1,734,571        387,517
  Purchase of Investment Securities Held-to-Maturity..........................      (19,794)    (2,671,607)
  Proceeds from Maturity or Call of Investment Securities Held-to-Maturity....      516,877      1,062,770
  Increase in Loans and Leases................................................   (2,153,018)    (1,486,161)
  Proceeds from Sale of Loan Portfolios.......................................       12,253              -
  Purchase of Premises and Equipment and Other Assets.........................      (51,915)      (249,111)
  Proceeds from Sale of Premises and Equipment and Other Assets...............       18,265         37,076
  Net Cash Acquired(Paid) in Purchase of Subsidiaries.........................       17,290         (5,788)
                                                                                ------------   ------------
    Net Cash Provided(Used) by Investing Activities...........................       21,754     (4,765,409)
                                                                                ------------   ------------

Cash Flows from Financing Activities:
  (Decrease)Increase in Deposits..............................................   (1,519,693)     1,090,329
  Increase in Short-Term Borrowings...........................................      729,052      2,463,980
  Proceeds from the Issuance of Long-Term Debt................................      625,000      1,200,000
  Principal Payments on Long-Term Debt........................................     (115,802)      (100,939)
  Redemption of Long-Term Debt................................................            -       (208,734)
  Proceeds from Stock Option Exercises........................................          834            805
  Payments to Acquire Treasury Stock..........................................     (139,674)       (74,921)
  Dividends Paid..............................................................     (105,289)       (91,606)
                                                                                ------------   ------------
    Net Cash (Used)Provided by Financing Activities...........................     (525,572)     4,278,914
                                                                                ------------   ------------

Effect of Exchange Rate Changes on Cash and Due From Banks....................       (1,412)            10
                                                                                ------------   ------------

Net Increase in Cash and Due From Banks.......................................     (211,527)      (125,996)
Cash and Due From Banks - Beginning of Period.................................    2,587,007      2,405,694
                                                                                ------------   ------------

Cash and Due From Banks - End of Period.......................................  $ 2,375,480    $ 2,279,698
                                                                                ============   ============



Other Cash Flow Disclosures:
  Interest Paid...............................................................  $   844,360    $   640,731
  State and Federal Taxes Paid................................................      170,680        131,025


Page 6
               Notes to Consolidated Financial Statements
               ------------------------------------------


Note A - Accounting Policies
- ----------------------------

Accounting policies of NBD Bancorp, Inc. and its subsidiaries (the Corporation) are described below.

  Basis of Presentation:
  ---------------------

  The unaudited consolidated financial statements as of and for the three and six months ended June 30, 1995 and 1994, are prepared in conformity with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1994.

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

  Consolidation:
  --------------

  The consolidated financial statements of the Corporation include the accounts of its subsidiaries, principally NBD Bank (Michigan). All material inter-company accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which ownership is at least 20 percent are accounted for by the equity method and are reported in "Other Assets."

  Securities:
  -----------

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

               Notes to Consolidated Financial Statements (cont'd.)


  Loans:
  ------

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

  Allowance for Possible Credit Losses:
  -------------------------------------

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

  Income Taxes:
  -------------

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


  Income Per Share:
  ----------------

  Per share amounts are based on the weighted average number of shares outstanding throughout the period adjusted for the assumed exercise of stock options.

                           Quarter Ended             Six Months Ended
                              June 30                     June 30
                     ------------------------    ------------------------
                          1995        1994            1995          1994
                     ----------  ------------    -----------  -----------
   Average Shares
      Outstanding..  157,666,309  160,321,949    158,560,032  160,708,551


Note B - Investment Securities
- ------------------------------

The following is a summary of the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at June 30, 1995:


                                               Investment Securities Available-for-Sale
                                          --------------------------------------------------
                                                         Gross        Gross
                                          Amortized    Unrealized   Unrealized     Fair
                                             Cost         Gains       Losses       Value
                                          -----------  -----------  -----------  -----------
                                                           (in thousands)
U.S. Treasury...........................  $  423,089   $    2,863   $       35   $  425,917
U.S. Government Agencies:
  Mortgage-backed Securities............   1,504,874          715       24,936    1,480,653
  Collateralized Mortgage Obligations...   1,497,034        6,813       15,514    1,488,333
  Other.................................     205,270          832           44      206,058
States and Political Subdivisions.......      88,933          145            1       89,077
Collateralized Mortgage Obligations(a)..      97,741          310          144       97,907
Other...................................     230,995        2,593       34,816      198,772
                                          -----------  -----------  -----------  -----------

    Total...............................  $4,047,936   $   14,271   $   75,490   $3,986,717
                                          ===========  ===========  ===========  ===========




                                               Investment Securities Held-to-Maturity
                                          --------------------------------------------------
                                                         Gross        Gross
                                          Amortized    Unrealized   Unrealized     Fair
                                             Cost        Gains        Losses       Value
                                          -----------  -----------  -----------  -----------
                                                            (in thousands)
U.S. Treasury...........................  $  515,989   $    4,144   $      763   $  519,370
U.S. Government Agencies:
  Mortgage-backed Securities............   5,277,633      110,531       59,025    5,329,139
  Other.................................       7,836           18           85        7,769
States and Political Subdivisions.......   1,303,666       77,931        4,351    1,377,246
Other...................................         500            -            -          500
                                          -----------  -----------  -----------  -----------

    Total...............................  $7,105,624   $  192,624   $   64,224   $7,234,024
                                          ===========  ===========  ===========  ===========

(a) All Collateralized Mortgage Obligations of private issuers have underlying collateral consisting of obligations of U.S. Government Agencies.


               Notes to Consolidated Financial Statements (cont'd.)


The following is a summary of the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at December 31, 1994:


                                                Investment Securities Available-for-Sale
                                          ------------------------------------------------------
                                                           Gross         Gross
                                          Amortized     Unrealized    Unrealized       Fair
                                             Cost          Gains        Losses         Value
                                          ------------  ------------  ------------  ------------
                                                              (in thousands)
U.S. Treasury...........................  $   505,540   $        96   $       592   $   505,044
U.S. Government Agencies:
  Mortgage-backed Securities............    2,655,673             4       160,195     2,495,482
  Collateralized Mortgage Obligations...    1,461,321         4,940        45,974     1,420,287
  Other.................................       22,916         1,267             3        24,180
States and Political Subdivisions.......       76,586            33           363        76,256
Collateralized Mortgage Obligations(a)..      111,351            76           936       110,491
Other...................................      222,931           459        40,878       182,512
                                          ------------  ------------  ------------  ------------

    Total...............................  $ 5,056,318   $     6,875   $   248,941   $ 4,814,252
                                          ============  ============  ============  ============




                                                 Investment Securities Held-to-Maturity
                                          ------------------------------------------------------
                                                           Gross         Gross
                                          Amortized     Unrealized    Unrealized       Fair
                                             Cost          Gains        Losses         Value
                                          ------------  ------------  ------------  ------------
                                                               (in thousands)
U.S. Treasury...........................  $   519,656   $       225   $    13,145   $   506,736
U.S. Government Agencies:
  Mortgage-backed Securities............    5,664,739        45,612       282,356     5,427,995
  Other.................................        8,420             6           145         8,281
States and Political Subdivisions.......    1,415,398        46,182        23,626     1,437,954
Other...................................          500            10             -           510
                                          ------------  ------------  ------------  ------------

    Total...............................  $ 7,608,713   $    92,035   $   319,272   $ 7,381,476
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



Note C - Allowance For Possible Credit Losses
- ---------------------------------------------

The changes in the Allowance for Possible Credit Losses are summarized below:

                                              Six Months Ended
                                                   June 30
                                          -------------------------
                                            1995            1994
                                          ---------       ---------
                                                (in thousands)

   Balance, Beginning of Period.......... $435,051        $423,030
      Provision..........................   40,187          24,039

      Charge-offs........................  (50,355)        (61,925)
      Recoveries.........................   42,205          38,052
                                          ---------       ---------
        Net Charge-offs..................   (8,150)        (23,873)

      Acquisition and Other..............    2,715             290
                                          ---------       ---------
   Balance, End of Period................ $469,803        $423,624
                                          =========       =========

               Notes to Consolidated Financial Statements (cont'd.)


Note D - Interest Rate Contracts
- --------------------------------

The Corporation, in the normal course of business, utilizes various types of contracts for managing the market risk in its balance sheet instruments, for accommodating customer needs, including mitigating the risk in customer accommodation contracts, and, on a limited scale, generating trading profits. These contracts include interest rate swaps, futures and option contracts.

The following tables show the contract or notional amount of risk management contracts and the related unrealized gains and losses as of the periods indicated.


Risk Management Contracts:
                                                                      June 30, 1995
                                                    --------------------------------------------------
                                                    Contract or                                Net
                                                      Notional   Unrealized   Unrealized   Unrealized
                                                       Amount      Gains        Losses     Gains(Losses)
                                                    -----------  -----------  -----------  -----------
                                                                      (in thousands)
Interest Rate Swaps:
 Modifying the Interest Rate Characteristics of:
  Interest-Earning Assets.........................  $  700,653   $      473   $  (22,428)  $  (21,955)
  Interest-Bearing Liabilities....................   1,430,000       24,999      (13,638)      11,361
                                                    -----------  -----------  -----------  -----------
                                                    $2,130,653       25,472      (36,066)     (10,594)
                                                    ===========
Futures and Options Contracts:
 Purchased:
  Modifying the Interest Rate Characteristics of
   Interest-Earning Assets........................  $   60,096            -          (50)         (50)
 Sold:
  Modifying the Interest Rate Characteristics of
   Interest-Earning Assets........................     700,000            -            -            -
                                                    -----------
                                                    $  760,096
                                                    ===========  -----------  -----------  -----------
                                                                 $   25,472   $  (36,116)  $  (10,644)
                                                                 ===========  ===========  ===========




                                                                   December 31, 1994
                                                    --------------------------------------------------
                                                    Contract or                               Net
                                                      Notional   Unrealized   Unrealized   Unrealized
                                                       Amount       Gains       Losses     Gains(Losses)
                                                    -----------  -----------  -----------  -----------
                                                                      (in thousands)
Interest Rate Swaps:
 Modifying the Interest Rate Characteristics of:
  Interest-Earning Assets.........................  $  686,095   $    1,072   $   (8,231)  $   (7,159)
  Interest-Bearing Liabilities....................   1,209,028       20,197       (8,368)      11,829
                                                    -----------  -----------  -----------  -----------
                                                    $1,895,123       21,269      (16,599)       4,670
                                                    ===========
Futures and Options Contracts Purchased:
 Modifying the Interest Rate Characteristics of
  Interest-Earning Assets.........................  $   11,103          299            -          299
                                                    ===========  -----------  -----------  -----------
                                                                 $   21,568   $  (16,599)  $    4,969
                                                                 ===========  ===========  ===========


Unrealized gains and losses in the preceding tables are calculated based on differences between current market interest rates, as of the dates indicated, and the interest rates specified in the contracts. Unrealized gains are also a measure of the credit risk applicable to the contracts. Credit risk occurs when one party to a contract fails to perform in accordance with the terms of the contract.

Gains and losses can also occur if the Corporation should elect to terminate a contract prior to maturity. Such realized gains or losses are deferred and recognized over the period to which the risk management contract related.
As of June 30, 1995, there was $5,179,000 of deferred losses which will be amortized over a period of approximately two years.

Notes to Consolidated Financial Statements (cont'd.)


The following tables show the contract or notional amount and the fair value of customer accommodation and other contracts at June 30, 1995, and December 31, 1994. Fair values are the amounts that would be received (asset amount) and the amounts that would be paid (liability amount) to replace existing contracts with new contracts given current market interest rates.






Customer Accommodation and
Other Contracts:
                                         June 30, 1995
                            ----------------------------------------

                            Contract or         Fair Value
                            Notional      --------------------------
                             Amount          Asset       Liability
                            ------------  ------------  ------------
                                         (in thousands)
Interest Rate Swaps:
 Receive Fixed............  $   744,238   $    17,839   $    13,840
 Pay Fixed................      653,056        13,331        14,966
 Basis....................      450,000           393           304
                            ------------  ------------  ------------
                            $ 1,847,294        31,563        29,110
                            ============
Futures Contracts:
 Purchased................  $    10,799             -           427
 Sold.....................    1,439,850             -             -
Interest Rate Options:
 Purchased................      226,062         1,436             -
 Written..................      633,777             -         1,407
                                          ------------  ------------
                                          $    32,999   $    30,944
                                          ============  ============




                                       December 31, 1994
                            ----------------------------------------

                            Contract or         Fair Value
                            Notional      --------------------------
                             Amount          Asset       Liability
                            ------------  ------------  ------------
                                         (in thousands)
Interest Rate Swaps:
 Receive Fixed............  $   666,419   $     6,008   $    17,262
 Pay Fixed................      584,388        15,963         5,683
 Basis....................      430,000            75            64
                            ------------  ------------  ------------
                            $ 1,680,807        22,046        23,009
                            ============
Futures Contracts:
 Purchased................  $    69,100             -             -
 Sold.....................      614,100             -             -
Interest Rate Options:
 Purchased................      224,904         4,415             -
 Written..................      224,892             -         4,435
                                          ------------  ------------
                                          $    26,461   $    27,444
                                          ============  ============


In contrast to risk management contracts, where only realized gains and losses in value are recorded, unrealized valuation changes for customer accommodation and other contracts are recognized and recorded currently in Non-Interest Income. The net amount of such gains and losses recognized in each of the following periods was:




                            Six Months Ended June 30
                            --------------------------
                               1995          1994
                            ------------  ------------
                                  (in thousands)
Interest Rate Swaps.......  $     3,700   $       (28)
Futures Contracts.........       (3,994)          907
Interest Rate Options.....           80            35
                            ------------  ------------
                            $      (214)  $       914
                            ============  ============

Notes to Consolidated Financial Statements (cont'd.)


Note E - Assets Pledged
- -----------------------

Assets, principally Investment Securities, carried at approximately $6,655,578,000 were pledged at June 30, 1995, to secure public deposits (including deposits of $66,930,000 of the Treasurer, State of Michigan), repurchase agreements and for other purposes required by law.


Note F - Extraordinary Item
- ----------------------------

On March 15, 1994, an extraordinary item charge of $7,730,000 (net of income taxes) was incurred, representing the premium paid and unamortized issuance costs related to the Corporation's call and redemption of the $199,985,000 7.25% Convertible Subordinated Debentures Due 2006.


Note G - Commitments and Contingencies
- --------------------------------------

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

Outstanding standby letters of credit at June 30, 1995, totaled approximately $2,373,000,000.


Note H - Subsequent Event
- -------------------------

The Corporation and First Chicago Corporation (First Chicago) entered into an Agreement and Plan of Merger, dated July 11, 1995, pursuant to which First Chicago will merge with and into the Corporation. The name of the combined companies will be First Chicago NBD Corporation (FCNBD). It is anticipated that the merger will be accounted for as a pooling-of-interests and will be consummated by early 1996, pending approvals of stockholders of the Corporation and First Chicago, regulatory approvals, and other customary conditions of closing.

Pursuant to the merger agreement, at the effective time of the merger, common stockholders of First Chicago will receive 1.81 shares of common stock of FCNBD in exchange for each outstanding share of First Chicago common stock. Each share of common stock of the Corporation will remain outstanding after the merger and represent one share of FCNBD.

At the effective time of the merger, each share of First Chicago's outstanding series of preferred stock will be exchanged for one share of FCNBD preferred stock with terms substantially identical to those of the existing First Chicago preferred stock.

In connection with the execution of the merger agreement, the Corporation granted First Chicago an option to purchase, under certain circumstances, up to 19.9 percent of the Corporation's outstanding shares of common stock. First Chicago also granted the Corporation an option to purchase, under certain circumstances, up to 19.9 percent of First Chicago's outstanding shares of common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
- -------     -----------------------------------------------------------
            and Results of Operations.
            --------------------------

The following discussion and analysis supplements information contained in the financial statements and related notes appearing in this report.

NBD BANCORP, Inc.
Financial Highlights
(in thousands except per share data)



- -----------------------------------------------------------------------------------------------------------------------
Operating Results                                             Quarter Ended June 30         Six Months Ended June 30
                                                          -----------------------------   -----------------------------
                                                             1995       1994    Change       1995       1994    Change
                                                          ---------- ---------- -------   ---------- ---------- -------
Net Interest Income...................................... $ 428,573  $ 406,388     5.5 %  $ 849,265  $ 787,648     7.8 %
Provision for Possible Credit Losses.....................    20,091      8,579   134.2       40,187     24,039    67.2
Non-Interest Income......................................   145,406    133,948     8.6      281,136    272,698     3.1
Non-Interest Expenses....................................   336,258    332,309     1.2      659,729    654,628     0.8
                                                          ---------- ----------           ---------- ----------
Income before Income Taxes...............................   217,630    199,448     9.1      430,485    381,679    12.8
Income Tax Expense.......................................    74,188     64,224    15.5      146,152    123,579    18.3
                                                          ---------- ----------           ---------- ----------
Income before Extraordinary Item and Accounting Change...   143,442    135,224     6.1      284,333    258,100    10.2
Extraordinary Item (Redemption of Debt)..................         -          -                    -     (7,730)
Cumulative Effect of Accounting Change (SFAS No. 112)....         -          -                    -     (7,885)
                                                          ---------- ----------           ---------- ----------
Net Income............................................... $ 143,442  $ 135,224     6.1 %  $ 284,333  $ 242,485    17.3 %


- --------------------------------------------------------------------------------------------------------------------------
Per Share:
  Income before Extraordinary Item and
    Accounting Change.................................... $    0.91  $    0.84     8.3 %  $    1.79  $    1.61    11.2 %
  Net Income.............................................      0.91       0.84     8.3         1.79       1.51    18.5

Net Interest Margin......................................      4.06 %     4.28 %               4.04 %     4.30 %

- --------------------------------------------------------------------------------------------------------------------------
Stock Data (per share)
Cash Dividends Declared.................................. $    0.33  $    0.30    10.0 %  $    0.66  $    0.60    10.0 %
Book Value (period end)..................................     22.92      20.47    12.0        22.92      20.47    12.0
Market Value:
  Period End.............................................    32         31 5/8               32         31 5/8
  High...................................................    33 1/4     32                   33 1/4     32
  Low....................................................    30 1/8     27 3/8               27 3/8     27 1/4
Average Shares Outstanding...............................   157,666    160,322              158,560    160,709

- --------------------------------------------------------------------------------------------------------------------------
Financial and Capital Ratios
Return on Average Shareholders' Equity:
  Before Extraordinary Item and Accounting Change........     16.02 %    16.39 %              16.07 %    15.55 %
  After Extraordinary Item and Accounting Change.........     16.02      16.39                16.07      14.65

Return on Average Assets:
  Before Extraordinary Item and Accounting Change........      1.20       1.24                 1.19       1.22
  After Extraordinary Item and Accounting Change.........      1.20       1.24                 1.19       1.15

Capital Ratios (period end):
  Tier 1 Capital Ratio...................................      7.99       8.85                 7.99       8.85
  Total Capital Ratio....................................     12.25      12.53                12.25      12.53
  Tier 1 Leverage Ratio..................................      6.91       6.80                 6.91       6.80



Balance Sheet Data                                           June 30         December 31          June 30
                                                              1995              1994               1994
                                                           ------------      ------------      ------------
Total Assets.............................................  $48,050,694       $47,111,133       $45,232,112
Total Earning Assets.....................................   43,920,104        42,805,177        41,332,654
Total Loans and Leases...................................   31,967,165        29,229,664        26,849,896
Total Goodwill...........................................      319,209           245,003           254,848
Total Deposits...........................................   32,555,159        33,229,441        30,943,386
Total Common Shareholders' Equity........................    3,602,266         3,291,543         3,250,143


- --------------------------------------------------------------------------------------------------------------------------
Credit Quality                                                June 30        December 31          June 30
                                                               1995              1994              1994
                                                           ------------      ------------      ------------

Allowance for Possible Credit Losses.....................  $   469,803       $   435,051       $   423,624

Nonperforming Loans......................................      178,905           180,041           225,577
Other Real Estate Owned..................................       28,365            29,376            26,263
Total Nonperforming Assets...............................      207,270           209,417           251,840

Net Loan Charge-offs (quarter-ended).....................        8,654             8,732             8,503

- --------------------------------------------------------------------------------------------------------------
Ratios:
  Nonperforming Loans to Total Loans.....................         0.56 %            0.62 %            0.84 %
  Allowance to Total Loans...............................         1.47              1.49              1.58
  Allowance to Nonperforming Loans.......................       262.60            241.64            187.80
  Net Loan Charge-offs (quarter-ended) (annualized)......         0.11              0.12              0.13


SUMMARY OF OPERATIONS
- ---------------------

Net Income for the second quarter of 1995 totaled $143,442,000, or $.91 per share. This was 6 percent higher than the $135,224,000, or $.84 per share, earned in the second quarter of 1994.

For the first six months of 1995, Net Income was $284,333,000, or $1.79 per share, a 10 percent increase over the $258,100,000, or $1.61 per share, of Income before the effect of an extraordinary item and an accounting change for the first six months of 1994. Net Income for the first six months of 1994 was $242,485,000, or $1.51 per share.

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

Results for 1995 include the $910 million asset AmeriFed Financial Corp., which was acquired on January 9, 1995, and accounted for as a purchase.

On July 12, 1995, the Corporation announced the signing of a definitive merger agreement pursuant to which First Chicago Corporation, a $72 billion asset bank holding company headquartered in Chicago, Illinois, would merge with and into NBD Bancorp, Inc. See Note H to the interim consolidated financial statements for further information on the merger agreement. On July 1, 1995, the Corporation completed its acquisition of Deerbank Corporation, a thrift holding company with $760 million in assets headquartered in Deerfield, Illinois.





Table 1
Summary of Operations
(in thousands except per share data)
                                                            Quarter Ended                                  Year-to-Date
                                         ----------------------------------------------------------   ------------------------
                                            June        March     December    September     June              June 30
                                            1995        1995        1994        1994        1994         1995         1994
                                         ----------  ----------  ----------  ----------  ----------   -----------  -----------
Interest Income - Including Taxable
 Equivalent Adjustment.................. $ 918,744   $ 886,955   $ 828,739   $ 778,523   $ 719,742    $1,805,699   $1,371,739
Interest Expense........................  (475,372)   (451,396)   (391,431)   (348,286)   (296,990)     (926,768)    (550,909)
                                         ----------  ----------  ----------  ----------  ----------   -----------  -----------
Net Interest Income - Taxable
   Equivalent...........................   443,372     435,559     437,308     430,237     422,752       878,931      820,830
Taxable Equivalent Adjustment...........   (14,799)    (14,867)    (14,979)    (15,446)    (16,364)      (29,666)     (33,182)
                                         ----------  ----------  ----------  ----------  ----------   -----------  -----------
Net Interest Income.....................   428,573     420,692     422,329     414,791     406,388       849,265      787,648
Provision For Possible Credit Losses....   (20,091)    (20,096)    (20,086)     (7,907)     (8,579)      (40,187)     (24,039)

Securities Gains(Losses)................       308       1,376      (3,514)        740         (85)        1,684          305
Other Non-Interest Income (Table 2).....   145,098     134,354     139,785     135,857     134,033       279,452      272,393
                                         ----------  ----------  ----------  ----------  ----------   -----------  -----------
 Total Non-Interest Income..............   145,406     135,730     136,271     136,597     133,948       281,136      272,698
                                         ----------  ----------  ----------  ----------  ----------   -----------  -----------

Compensation............................  (184,468)   (177,297)   (183,495)   (181,728)   (178,762)     (361,765)    (355,510)
Other Non-Interest Expenses (Table 3)...  (151,790)   (146,174)   (143,655)   (140,764)   (153,547)     (297,964)    (299,118)
                                         ----------  ----------  ----------  ----------  ----------   -----------  -----------
 Total Non-Interest Expenses............  (336,258)   (323,471)   (327,150)   (322,492)   (332,309)     (659,729)    (654,628)
                                         ----------  ----------  ----------  ----------  ----------   -----------  -----------
Income Before Taxes.....................   217,630     212,855     211,364     220,989     199,448       430,485      381,679
Applicable Taxes........................   (74,188)    (71,964)    (69,839)    (73,335)    (64,224)     (146,152)    (123,579)
                                         ----------  ----------  ----------  ----------  ----------   -----------  -----------
Income before Extraordinary Item and
 Cumulative Effect of Accounting Change    143,442     140,891     141,525     147,654     135,224       284,333      258,100
 Extraordinary Item.....................         -           -           -           -           -             -       (7,730)
 Cumulative Effect of Accounting Change          -           -           -           -           -             -       (7,885)
                                         ----------  ----------  ----------  ----------  ----------   -----------  -----------
Net Income.............................. $ 143,442   $ 140,891   $ 141,525   $ 147,654   $ 135,224    $  284,333   $  242,485
                                         ==========  ==========  ==========  ==========  ==========   ===========  ===========
Income Per Share:
 Income before Extraordinary Item and
   Accounting Change.................... $    0.91   $    0.88   $    0.91   $    0.93   $    0.84    $     1.79   $     1.61
 Net Income............................. $    0.91   $    0.88   $    0.91   $    0.93   $    0.84    $     1.79   $     1.51

Average Shares Outstanding..............   157,666     159,464     156,279     157,667     160,322       158,560      160,709

Average Earning Assets (in millions).... $  43,764   $  43,550   $  41,906   $  41,242   $  39,540    $   43,658   $   38,341

Net Interest Margin.....................      4.06 %      4.02 %      4.16 %      4.16 %      4.28 %        4.04 %       4.30 %

Expense Ratio...........................     57.14 %     56.76 %     56.69 %     56.97 %     59.68 %       56.95 %      59.88 %


Net Interest Income

Taxable equivalent net interest income in the second quarter of 1995 was $443.4 million, an increase of $20.6 million, or 4.9 percent, compared with the second quarter of last year. The growth was attributable to an increase of $4.2 billion, or 10.7 percent, in average earning assets, partially offset by a lower net interest margin, which decreased 22 basis points from 4.28 percent in the second quarter of 1994 to 4.06 percent in the second quarter of 1995.

For the first six months of 1995, taxable equivalent net interest income rose $58.1 million, or 7.1 percent, over the corresponding period of 1994. The increase was attributable to a $5.3 billion, or 13.9 percent, increase in average earning assets, partially offset by a 26 basis point decrease in the net interest margin.

Further detail on average balances, yields and rates is shown in Table 7.


Provision for Possible Credit Losses

The Provision for Possible Credit Losses in the second quarter of 1995 amounted to $20.1 million, an increase from the $8.6 million in the same period one year ago, reflecting increased loan and lease volume. On a year-to-date basis, the provision was $40.2 million in 1995 versus $24.0 million in 1994. A comprehensive analysis of the related Allowance for Possible Credit Losses, charge-offs, Nonperforming assets and ratios is presented in Table 5.


Securities Transactions

Securities gains or losses were insignificant over the last five quarters. The securities losses realized in the fourth quarter of 1994 were primarily attributable to the sale of U.S. Treasury securities from the Available-for-Sale portfolio.


Other Non-Interest Income

Non-Interest Income (excluding securities gains or losses) amounted to $145.1 million in the second quarter of 1995 versus $134.0 million in the comparable period of 1994, an increase of $11.1 million, or 8.3 percent. For the first half of 1995 and 1994, Other Non-Interest Income totaled $279.5 million and $272.4 million, respectively. Table 2 and its related discussion provide additional details of the composition of Other Non-Interest Income.


Compensation

In the second quarter of 1995, compensation expense amounted to $184.5 million, which was $5.7 million, or 3.2 percent, higher than the second quarter of 1994.

For the first half of 1995, compensation expense was $361.8 million, an increase of $6.3 million, or 1.8 percent, compared with the first half of 1994. Salaries increased $5.1 million, or 1.9 percent, the net result of a
4.5 percent average merit increase partially offset by a 2.9 percent decrease in average full-time equivalent employment. Benefits expense increased $1.2 million, or 1.4 percent.

Other Non-Interest Expenses

Non-Interest Expenses (excluding compensation expense) totaled $151.8 million for the second quarter of 1995 compared with $153.5 million for the same quarter one year ago, a decrease of 1.1 percent. On a year-to-date basis, Other Non-Interest Expenses decreased 0.4 percent. Table 3 provides detail on the components of Other Non-Interest Expenses.


Income Taxes

Income Tax Expense was $74.2 million in the second quarter of 1995 versus $64.2 million in the same quarter last year. For the first half of 1995 and 1994, Income tax expense was $146.2 million and $123.6 million, respectively. The Corporation's effective tax rate, when computed after adding the taxable equivalent adjustment to both pre-tax income and income tax expense, was 38 percent for the first six months of both 1995 and 1994.

OTHER NON-INTEREST INCOME
- -------------------------

The table below provides details of the composition of Other Non-Interest Income. The decrease of $4.3 million in Profit on Mortgage Sales for the first six months of 1995 compared with the comparable 1994 period was due to lower residential mortgage originations and related sales activity.




Table 2
Other Non-Interest Income
(in thousands)

                                                       Quarter Ended                    Year-to-Date
                                         ------------------------------------------    ----------------
                                         June     March    Dec.     Sept.    June         June 30
                                         1995     1995     1994     1994     1994      1995     1994
                                        -------- -------- -------- -------- --------  -------- -------
Deposit Service Charges.................$ 40,964 $ 40,107 $ 39,475 $ 40,752 $ 38,790  $ 81,071 $ 79,769
Trust Income............................  42,242   38,511   40,042   39,400   39,803    80,753   77,913
Credit Card Fees........................  10,615    9,516   10,446   10,052    9,691    20,131   18,068
Data Processing Fees....................   8,741    7,979    8,214    8,416    7,830    16,720   15,044
Letter of Credit Fees...................   7,301    5,635    7,032    5,583    5,586    12,936   10,278
Other Domestic and International Fees...   6,474    4,980    5,641    5,105    5,062    11,454   10,963
Foreign Exchange and Translation........   5,160    4,105    4,174    3,219    3,138     9,265    6,103
Insurance Premiums and Commissions......   3,650    4,187    3,255    3,552    3,886     7,837    8,227
Mortgage Loan Servicing.................   3,818    3,770    3,933    4,061    4,162     7,588    8,274
Retail Banking Fees.....................   3,302    3,550    3,172    3,583    3,380     6,852    6,679
Rental Income...........................   2,584    2,466    2,575    2,574    2,630     5,050    5,286
Mutual Fund and Annuity Product Fees....   1,874    2,083    2,038    1,742    1,506     3,957    3,248
OREO Gains..............................   1,419      940    1,497    1,172    1,892     2,359    3,715
Securities Trading and Underwriting.....   1,242      585    1,433    1,278    1,434     1,827    2,920
Profit(Loss) on Mortgage Sales..........    (115)    (516)    (636)     112     (193)     (631)   3,670
Other...................................   5,827    6,456    7,494    5,256    5,436    12,283   12,236
                                        -------- -------- -------- -------- --------  -------- --------

   Total Other Non-Interest Income......$145,098 $134,354 $139,785 $135,857 $134,033  $279,452 $272,393
                                        ======== ======== ======== ======== ========  ======== ========

OTHER NON-INTEREST EXPENSES
- ---------------------------

The table below provides details of the composition of Other Non-Interest Expenses. The expense ratio for the first half of 1995 improved to 56.95 percent from 59.88 percent for the 1994 period.

The increase in Marketing expense from the first quarter of 1995 was largely the result of a direct mail solicitation program for credit cards. The decrease in Operating and Other Taxes from the first quarter of 1995 was attributable to a refund of prior years' Indiana bank taxes.




Table 3
Other Non-Interest Expenses
(in thousands)

                                                       Quarter Ended                    Year-to-Date
                                         ------------------------------------------    ----------------
                                         June     March    Dec.     Sept.    June         June 30
                                         1995     1995     1994     1994     1994      1995     1994
                                        -------- -------- -------- -------- --------  -------- -------
Occupancy...............................$ 29,920 $ 30,407 $ 27,962 $ 29,242 $ 29,968 $  60,327 $ 60,049
Equipment...............................  23,220   23,214   22,197   21,842   23,597    46,434   45,551
FDIC & Other Regulatory Assessments.....  16,507   16,607   16,616   16,631   16,741    33,114   33,416
Telephone...............................   8,847    8,173    7,379    7,687    9,214    17,020   16,066
Marketing...............................   9,931    5,656    6,595    5,351    5,995    15,587    9,941
Amortization of Intangibles.............   7,521    7,504    6,290    6,415    6,577    15,025   13,101
Professional Services...................   7,540    6,851    7,033    6,449    7,567    14,391   14,000
Purchased Services......................   7,516    6,172    6,518    7,255    7,577    13,688   14,715
Operating and Other Taxes...............   4,285    6,581    6,056    5,699    6,016    10,866   12,882
Postage.................................   5,289    5,225    4,680    5,168    4,719    10,514    9,993
Travel and Entertainment................   4,553    3,764    4,599    3,913    4,025     8,317    7,680
Public Relations........................   3,742    3,782    3,987    2,968    3,082     7,524    5,668
Stationery and Supplies.................   3,202    4,123    3,844    3,803    4,269     7,325    8,985
Loan and Credit Charges.................   2,360    2,075    2,362    1,841    2,811     4,435    4,878
Armored Carrier and Cartage.............   1,836    1,970    1,918    2,084    2,198     3,806    4,017
Federal Reserve Service Charges.........   1,620    1,525    1,596    1,913    2,060     3,145    4,018
Other Insurance.........................     927      892      804      938      961     1,819    1,874
OREO Expense............................     982      466      822      950    1,440     1,448    2,410
Other...................................  11,992   11,187   12,397   10,615   14,730    23,179   29,874
                                        -------- -------- -------- -------- --------  -------- --------

   Total Other Non-Interest Expenses....$151,790 $146,174 $143,655 $140,764 $153,547  $297,964 $299,118
                                        ======== ======== ======== ======== ========  ======== ========

FINANCIAL CONDITION AND CAPITAL ACCOUNTS
- ----------------------------------------

The Corporation's consolidated balance sheet is presented on pages 1 and 2.

Total assets at June 30, 1995, were $48.1 billion, an increase of $0.9 billion since year-end 1994, principally the net result of an increase of $2.7 billion in Loans and Leases partially offset by a decrease of $1.3 billion in Investment Securities.

The $1.3 billion decrease in Investment Securities since year-end 1994 primarily reflects decreases in mortgage-backed U.S. Agency Securities due to sales from the Available-for-Sale portfolio and maturities from the Held-to-Maturity portfolio.

The increase in Total Loans and Leases of $2.7 billion since December 31, 1994, was mainly attributable to commercial loan growth of $1.3 billion and an increase in residential mortgages of $0.8 billion. The increase in residential mortgages related mostly to the AmeriFed acquisition.

The $0.6 billion increase in Total Liabilities since year-end 1994 was primarily the result of a $1.2 billion increase in Short-Term Borrowings and Long-Term Debt, partially offset by a $0.7 billion decrease in deposit liabilities.

The decrease of $0.7 billion in total deposits was comprised of a decrease of $2.1 billion in Foreign Office Deposits partially offset by an increase of $1.6 billion in Time Deposits. Savings decreased $206 million, while Demand and Money Market Accounts increased $75 million and $21 million, respectively. The increase of $1.6 billion in Time Deposits consisted of a $1.4 billion increase in retail deposits and a $0.2 billion increase in large certificates of deposit. The increase in retail deposits reflected a leveling of the growth trend noted in the first quarter of this year caused by the competitive rate structure instituted by the Corporation's banks in 1994. The $2.1 billion decrease in Foreign Office Deposits occurred concurrent with the increases of $0.7 billion in Short-Term Borrowings and $0.2 billion in large certificates of deposit, which are alternative sources of short-term funding, and the increase of $0.5 billion in Long-Term Debt.

The increase of $0.7 billion in Short-Term Borrowings mostly reflects increases in Federal Funds purchased, while the increase in Long-Term Debt of $0.5 billion reflects $300 million of bank note issuances since year-end 1994 and the issuance in May 1995 of $200 million 7.125% Fixed Rate Subordinated Notes Due 2007.

Shareholders' Equity totaled $3.6 billion at June 30, 1995, an increase of $311 million since year-end 1994. In addition to a net increase of $179 million in Retained Earnings, the increase was also caused by a positive change in fair value of $115 million (net of tax) in Investment Securities Available-for-Sale, and a net decrease of $37 million in the amount of Treasury Stock held.

ANALYSIS OF CAPITAL
- -------------------

The table that follows presents the components of Tier I Capital and Total Capital. Both Tier I and Total capital ratios exceed the regulatory minimum requirements of 4.0 percent and 8.0 percent, respectively. The Tier I Leverage Ratio, also presented below, exceeds the regulatory minimum of 3.0 percent.



Table 4
Analysis of Capital
(dollars in thousands)

                                         June 30      March 31     Dec. 31      Sept. 30     June 30
                                          1995         1995         1994         1994         1994
                                       -----------  -----------  -----------  -----------  -----------
Capital Components:
 Tier 1 Capital:
  Common Shareholders' Equity........  $3,602,266   $3,504,996   $3,291,543   $3,254,587   $3,250,143
  Intangible Assets and Other
       Adjustments...................    (303,510)    (269,401)    (111,670)    (159,834)    (187,852)
                                       -----------  -----------  -----------  -----------  -----------

    Total Tier 1 Capital.............  $3,298,756   $3,235,595   $3,179,873   $3,094,753   $3,062,291
                                       ===========  ===========  ===========  ===========  ===========

 Total Capital:
  Common Shareholders' Equity........  $3,602,266   $3,504,996   $3,291,543   $3,254,587   $3,250,143
  Qualifying Allowance for Possible
       Credit Losses.................     469,803      458,157      435,051      423,700      423,624
  Qualifying Long-Term Debt..........   1,300,000    1,102,000    1,102,000      852,000      852,000
  Intangible Assets and Other
       Adjustments...................    (313,084)    (276,828)    (117,021)    (164,006)    (191,898)
                                       -----------  -----------  -----------  -----------  -----------

    Total Capital....................  $5,058,985   $4,788,325   $4,711,573   $4,366,281   $4,333,869
                                       ===========  ===========  ===========  ===========  ===========

Ratios (End of Period):
 Risk-Based Capital Ratios:
  Tier 1 Capital Ratio...............        7.99 %       8.20 %       8.44 %       8.63 %       8.85 %
  Total Capital Ratio................       12.25 %      12.14 %      12.50 %      12.18 %      12.53 %

 Tier 1 Leverage Ratio...............        6.91 %       6.81 %       6.77 %       6.82 %       6.80 %



ALLOWANCE FOR POSSIBLE CREDIT LOSSES
- ------------------------------------

An analysis of the changes in the Allowance for Possible Credit Losses and related credit quality data is presented below. The Allowance for Possible Credit Losses at June 30, 1995, of $469.8 million was equal to 1.47 percent of total loans and leases, slightly below the percentages at December 31, 1994, and June 30, 1994. While the Allowance has increased over the past year, the amount of Nonperforming loans has declined over the same period, generating an improvement in the Allowance as a percent of Nonperforming loans and leases to 262.60 percent as of June 30, 1995, compared with 241.64 percent at year-end 1994 and 187.80 percent at June 30, 1994.

The Corporation recorded net charge-offs of $8.2 million for the first six months of 1995, representing an annualized net charge-off ratio of 0.05 percent, compared with net charge-offs of $23.9 million and an annualized net charge-off ratio of 0.18 percent in the comparable period of 1994.

Nonperforming loans and leases totaled $178.9 million as of June 30, 1995, compared with $180.0 million at December 31, 1994, and $225.6 million at the end of the second quarter of 1994.



Table 5
(dollars in thousands)


Allowance for Possible Credit Losses

                                                         Quarter Ended                         Year-to-Date
                                        -------------------------------------------------   -------------------
                                          June      March   December  September   June           June 30
                                          1995      1995      1994      1994      1994        1995      1994
                                        --------- --------- --------- --------- ---------   --------- ---------
Balance at Beginning of Period..........$458,157  $435,051  $423,700  $423,624  $423,410    $435,051  $423,030
Provision for Credit Losses.............  20,091    20,096    20,086     7,907     8,579      40,187    24,039
Acquisition and Other...................     209     2,506        (3)       30       138       2,715       428
Charge-Offs............................. (31,116)  (19,239)  (33,706)  (25,395)  (30,881)    (50,355)  (61,925)
Recoveries..............................  22,462    19,743    24,974    17,534    22,378      42,205    38,052
                                        --------- --------- --------- --------- ---------   --------- ---------
   Net (Charge-Offs)Recoveries..........  (8,654)      504    (8,732)   (7,861)   (8,503)     (8,150)  (23,873)
                                        --------- --------- --------- --------- ---------   --------- ---------
Balance at End of Period................$469,803  $458,157  $435,051  $423,700  $423,624    $469,803  $423,624
                                        ========= ========= ========= ========= =========   ========= =========

Net Loan (Charge-Offs)Recoveries by Category:

Commercial and Foreign..................  $3,605    $4,583      $806   ($2,397)  ($3,709)     $8,188  ($12,336)
Real Estate Construction................  (3,998)    2,142       765       758      (243)     (1,856)     (631)
Residential Mortgage....................      (5)      (11)     (226)      (60)      (35)        (16)     (210)
Consumer................................  (8,021)   (7,117)   (9,547)   (6,256)   (4,400)    (15,138)  (10,080)
Lease Financing.........................    (235)      907      (530)       94      (116)        672      (616)
                                        --------- --------- --------- --------- ---------   --------- ---------
   Total Net (Charge-Offs)Recoveries.... ($8,654)     $504   ($8,732)  ($7,861)  ($8,503)    ($8,150) ($23,873)
                                        ========= ========= ========= ========= =========   ========= =========

Net Charge-Off(Recovery)
   Ratio (Annualized)...................    0.11%    (0.01)%    0.12%     0.12%     0.13%       0.05%     0.18%

Allowance for Possible Credit Losses as a Percent of:

   Total Loans and Leases...............    1.47%     1.49%     1.49%     1.52%     1.58%       1.47%     1.58%

   Nonperforming Loans and
        Leases..........................  262.60%   274.76%   241.64%   238.64%   187.80%     262.60%   187.80%


- ---------------------------------------------------------------------------------------------------------------
Analysis of Nonperforming Assets
                                         June 30  March 31   Dec. 31  Sept. 30   June 30
                                          1995      1995      1994      1994      1994
                                        --------- --------- --------- --------- ---------
Loans:
   Non-Accrual..........................$159,922  $147,760  $157,141  $177,491  $225,495
   Restructured.........................  18,983    18,986    22,900        56        82
                                        --------- --------- --------- --------- ---------
     Total Loans........................ 178,905   166,746   180,041   177,547   225,577
Other Real Estate Owned.................  28,365    28,334    29,376    27,962    26,263
                                        --------- --------- --------- --------- ---------
     Total Nonperforming Assets.........$207,270  $195,080  $209,417  $205,509  $251,840
                                        ========= ========= ========= ========= =========


Nonperforming Assets as a Percent of:

   Total Loans and Leases...............    0.65%     0.63%     0.72%     0.74%     0.94%

   Allowance for Possible
     Credit Losses......................   44.12%    42.58%    48.14%    48.50%    59.45%


- ---------------------------------------------------------------------------------------------------------------
Loans 90 Days or More Past Due
   and Still Accruing Interest.......... $42,380   $42,236   $44,750   $45,984   $40,627


ORGANIZATIONAL PERFORMANCE
- ---------------------------

Table 6 presents performance data and other information organized by the three major geographical banking markets serviced by the Corporation.




Table 6
Organizational Performance
(dollars in thousands)


For the Quarter Ended June 30, 1995           Michigan    Indiana     Illinois    All Other    Total
- -------------------------------------------  ----------  ----------  ----------  ----------  ----------
Net Income.................................  $  93,857   $  34,820   $  19,487   $  (4,722)  $ 143,442
Average Earning Assets ($ millions)........     28,757       9,438       5,669        (100)     43,764

Return on Assets...........................       1.20 %      1.34 %      1.26 %         -        1.20 %

Full-Time Equivalent Employees.............      8,517       4,776       2,154       2,395      17,842


For the Quarter Ended March 31, 1995
- -------------------------------------------

Net Income.................................  $  90,510   $  32,559   $  18,658   $    (836)  $ 140,891
Average Earning Assets ($ millions)........     28,796       9,383       5,730        (359)     43,550

Return on Assets...........................       1.16 %      1.26 %      1.20 %         -        1.18 %

Full-Time Equivalent Employees.............      8,512       4,856       2,229       2,402      17,999


For the Quarter Ended December 31, 1994
- -------------------------------------------

Net Income.................................  $ 102,085   $  24,659   $  17,117   $  (2,336)  $ 141,525
Average Earning Assets ($ millions)........     28,334       9,241       4,878        (547)     41,906

Return on Assets...........................       1.32 %      0.95 %      1.30 %         -        1.23 %

Full-Time Equivalent Employees.............      8,404       5,011       1,897       2,480      17,792


For the Quarter Ended September 30, 1994
- -------------------------------------------

Net Income.................................  $ 101,425   $  28,593   $  18,372   $    (736)  $ 147,654
Average Earning Assets ($ millions)........     27,814       9,182       4,773        (527)     41,242

Return on Assets...........................       1.34 %      1.12 %      1.43 %         -        1.31 %

Full-Time Equivalent Employees.............      8,551       5,157       1,942       2,576      18,226


For the Quarter Ended June 30, 1994
- -------------------------------------------

Net Income.................................  $  95,056   $  24,271   $  17,390   $  (1,493)  $ 135,224
Average Earning Assets ($ millions)........     25,986       9,113       4,459         (18)     39,540

Return on Assets (Before Accounting Changes)      1.34 %      0.96 %      1.45 %         -        1.24 %

Full-Time Equivalent Employees.............      8,580       5,224       1,963       2,630      18,397


AVERAGE BALANCES, YIELDS AND RATES
- ----------------------------------

The following table presents average asset and liability balances and related yields and rates for the latest five quarters and the year-to-date periods.



Table 7
Average Balances, Yields and Rates
(Yields are on a fully taxable equivalent basis.)
(dollars in millions)

                                Second Quarter    First Quarter     Fourth Quarter    Third Quarter     Second Quarter
                                     1995              1995              1994              1994              1994
                                ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
                                Average Yield/    Average Yield/    Average Yield/    Average Yield/    Average Yield/
                                Balance  Rate     Balance  Rate     Balance  Rate     Balance  Rate     Balance  Rate
                                ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Assets:
Interest-Bearing Deposits......$   668   6.99 %  $   711   6.43 %  $   624   5.40 %  $   682   5.37 %  $   655   4.90 %
Federal Funds Sold and
  Resale Agreements............    145   6.18        280   5.95        219   5.39        245   4.62        188   4.09
Trading Account Securities.....    122   5.79        122   5.96        185   5.44        159   4.80        131   4.67
Investment Securities:
 U.S. Treasury.................    967   6.58      1,083   6.69      1,095   5.87      1,231   5.55      1,615   5.33
 U.S. Government Agencies......  8,572   6.93      9,472   6.86      9,706   6.76      9,938   6.56      8,706   6.47
 States and Political
   Subdivisions................  1,413   8.82      1,468   9.14      1,498   9.37      1,459   9.44      1,476   8.78
 Other.........................    295   7.95        318   7.35        321   6.64        332   5.98        346   3.87
                                ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Investment Securities.... 11,247   7.16     12,341   7.13     12,620   6.99     12,960   6.77     12,143   6.52
                                ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Loans and Leases:
 Commercial.................... 16,870   9.09     15,803   8.92     15,014   8.41     14,549   7.88     14,378   7.51
 Real Estate Construction......    886   9.93        855   9.42        801   8.89        763   7.88        755   7.60
 Residential Mortgage..........  4,027   7.85      3,891   7.79      3,293   7.61      3,084   7.55      2,906   7.53
 Consumer......................  7,869   9.17      7,712   8.98      7,537   8.70      7,313   8.59      6,981   8.51
 Lease Financing...............    393  10.07        368   9.91        343   9.74        314   9.52        291  10.14
 Foreign.......................  1,537   7.39      1,467   7.23      1,270   7.04      1,173   5.89      1,112   5.93
                                ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Loans and Leases......... 31,582   8.91     30,096   8.73     28,258   8.36     27,196   7.97     26,423   7.74
                                ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Earning Assets........... 43,764   8.41 %   43,550   8.22 %   41,906   7.87 %   41,242   7.52 %   39,540   7.29 %
                                        ======            ======            ======            ======            ======
Cash and Due From Banks........  2,479             2,327             2,509             2,328             2,365
Other Assets...................  2,159             2,135             2,064             2,074             2,031
Less Allowance for Possible
  Credit Losses................   (473)             (452)             (432)             (434)             (436)
                                -------           -------           -------           -------           -------
Total Assets...................$47,929           $47,560           $46,047           $45,210           $43,500
                                =======           =======           =======           =======           =======
Liabilities and Shareholders'
  Equity:
Interest-Bearing Deposits:
   Savings.....................$ 7,395   2.73 %  $ 7,588   2.73 %  $ 7,597   2.46 %  $ 7,797   2.34 %  $ 7,933   2.29 %
   Money Market Accounts.......  4,928   4.51      4,971   4.35      5,048   3.71      5,208   3.22      5,345   2.79
   Time........................ 11,147   5.69     10,974   5.37      9,915   4.86      9,205   4.48      8,908   4.24
   Foreign Office..............  3,069   6.21      2,864   6.05      2,963   5.22      2,981   4.71      2,803   4.37
                                ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Interest-Bearing
  Deposits..................... 26,539   4.71     26,397   4.49     25,523   3.96     25,191   3.59     24,989   3.33
                                ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Short-Term Borrowings..........  7,471   6.21      7,833   5.99      7,404   5.27      7,182   4.67      6,331   3.95
Long-Term Debt.................  2,886   6.69      2,624   6.57      2,420   6.33      2,375   6.08      1,821   6.02
                                ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Interest-Bearing
  Liabilities.................. 36,896   5.17 %   36,854   4.96 %   35,347   4.39 %   34,748   3.98 %   33,141   3.59 %
                                        ======            ======            ======            ======            ======
Demand Deposits................  6,472             6,293             6,472             6,297             6,232
Other Liabilities..............    980               917               915               877               827
Shareholders' Equity...........  3,581             3,496             3,313             3,288             3,300
                                -------           -------           -------           -------           -------
Total Liabilities and
  Shareholders' Equity.........$47,929           $47,560           $46,047           $45,210           $43,500
                                =======           =======           =======           =======           =======

Interest Rate Spread...........          3.24 %            3.26 %            3.48 %            3.54 %            3.70 %
                                        ======            ======            ======            ======            ======

Net Interest Margin............          4.06 %            4.02 %            4.16 %            4.16 %            4.28 %
                                        ======            ======            ======            ======            ======

The FTE adjustments are computed using a combined federal and state income tax rate of 36.4% in 1995 and 1994.
The combined amounts for Investment Securities Available-for-Sale and Held-to-Maturity are based on their respective carrying values.  Based on the amortized cost of Investment Securities Available-for-Sale, the combined average balance for the Second Quarter 1995 would be $11,344 million and the average yield would be 7.10%, and the combined average balance for Year-to-Date June 30, 1995, would be $11,936 million and the average yield would be 7.06%.




                                Year-to-Date       Year-to-Date
                                June 30, 1995      June 30, 1994
                                ---------------    ---------------
                                Average  Yield/    Average  Yield/
                                Balance   Rate     Balance   Rate
                                -------  ------    -------  ------
Assets:
Interest-Bearing Deposits......$   689    6.71 %  $   650    4.65 %
Federal Funds Sold and
  Resale Agreements............    212    6.03        152    3.82
Trading Account Securities.....    123    5.87        112    4.34
Investment Securities:
 U.S. Treasury.................  1,025    6.64      1,599    5.31
 U.S. Government Agencies......  9,019    6.90      8,139    6.45
 States and Political
   Subdivisions................  1,441    8.98      1,484    8.49
 Other.........................    306    7.66        367    4.32
                                -------  ------    -------  ------
Total Investment Securities.... 11,791    7.15     11,589    6.49
                                -------  ------    -------  ------
Loans and Leases:
 Commercial.................... 16,339    9.01     14,028    7.25
 Real Estate Construction......    871    9.68        755    7.40
 Residential Mortgage..........  3,960    7.82      2,833    7.50
 Consumer......................  7,791    9.08      6,866    8.56
 Lease Financing...............    380    9.99        287   10.19
 Foreign.......................  1,502    7.31      1,069    5.82
                                -------  ------    -------  ------
Total Loans and Leases......... 30,843    8.82     25,838    7.60
                                -------  ------    -------  ------
Total Earning Assets........... 43,658    8.31 %   38,341    7.19 %
                                         ======             ======
Cash and Due From Banks........  2,404              2,325
Other Assets...................  2,147              1,980
Less Allowance for Possible
  Credit Losses................   (463)              (434)
                                -------            -------
Total Assets...................$47,746            $42,212
                                =======            =======

Liabilities and Shareholders'
  Equity:
Interest-Bearing Deposits:
   Savings.....................$ 7,491    2.73 %  $ 7,894    2.29 %
   Money Market Accounts.......  4,949    4.43      5,430    2.74
   Time........................ 11,061    5.53      8,355    4.27
   Foreign Office..............  2,967    6.13      2,421    4.20
                                -------  ------    -------  ------
Total Interest-Bearing
  Deposits..................... 26,468    4.60     24,100    3.27
                                -------  ------    -------  ------

Short-Term Borrowings..........  7,651    6.10      5,991    3.62
Long-Term Debt.................  2,756    6.63      1,719    6.10
                                -------  ------    -------  ------
Total Interest-Bearing
  Liabilities.................. 36,875    5.06 %   31,810    3.49 %
                                         ======             ======
Demand Deposits................  6,383              6,225
Other Liabilities..............    949                867
Shareholders' Equity...........  3,539              3,310
                                -------            -------
Total Liabilities and
  Shareholders' Equity.........$47,746            $42,212
                                =======            =======

Interest Rate Spread...........           3.25 %             3.70 %
                                         ======             ======

Net Interest Margin............           4.04 %             4.30 %
                                         ======             ======


RATE SENSITIVITY ANALYSIS
- -------------------------

The following table summarizes the Rate Sensitivity of Earning Assets and Funding Sources as of June 30, 1995. Balances are distributed to future calendar periods based primarily on contractual interest rate repricing dates and on contractual maturity (including principal amortization) dates. Maturity distributions, however, are modified based on historical differences between contractual versus actual payment flows and to reflect management's assumptions as to the effect current interest rate levels may have on historical principal prepayment trends. Additionally, distributions reflect management's current assumptions as to repricing frequency of indeterminate maturity liabilities and changes in deposit balances in reaction to interest rate levels.

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



Rate Sensitivity of Earning Assets and Funding Sources
(in millions)

                                                                          As of June 30, 1995
                                                   -------------------------------------------------------------------
                                                    1-30      31-90    91-180    181-365     1-5     Over 5
                                                    Days      Days      Days      Days      Years     Years     Total
                                                   -------   -------   -------   -------   -------   -------   -------
Interest-Bearing Deposits....................... $    579  $      -  $      -  $      -  $      -  $      -  $    579
Federal Funds Sold and Resale Agreements........      138         -         -         -         -         -       138
Trading Account Securities......................      143         -         -         -         -         -       143
Investment Securities...........................    1,062       463       986     2,067     3,602     2,912    11,092
Commercial Loans................................   11,169     1,660       762       572     2,070       639    16,872
Real Estate Construction Loans..................      644        46        37        13       130        27       897
Residential Mortgage Loans......................      157       252       404       726     1,676       944     4,159
Mortgage Loans Held For Sale....................       52         -         -         -         -         -        52
Consumer Loans..................................    2,173       496       572     1,169     3,225       403     8,038
Lease Financing.................................       13        23        34        63       258        14       405
Foreign Loans...................................    1,475        38        18        14         -         -     1,545
                                                   -------   -------   -------   -------   -------   -------   -------
          Total Earning Assets.................. $ 17,605  $  2,978  $  2,813  $  4,624  $ 10,961  $  4,939  $ 43,920
                                                   -------   -------   -------   -------   -------   -------   -------

Savings Deposits................................ $  3,966  $      -  $      -  $      -  $  3,508  $      -  $  7,474
Money Market Accounts...........................    4,362         -         -         -       619         -     4,981
Time Deposits...................................    1,452     1,490     2,129     1,728     2,749        88     9,636
Foreign Office Deposits.........................    3,234       250       175         -         -         -     3,659
Short-Term Borrowings...........................    3,961     1,238     1,180     1,088       394         -     7,861
Long-Term Debt..................................        2        97         1       577     1,135     1,200     3,012
Non-Interest-Bearing Liabilities and Equity
   Capital......................................    1,358         -         -         -     3,236     2,703     7,297
                                                   -------   -------   -------   -------   -------   -------   -------
          Total Sources of Funding.............. $ 18,335  $  3,075  $  3,485  $  3,393  $ 11,641  $  3,991  $ 43,920
                                                   -------   -------   -------   -------   -------   -------   -------
Asset(Liability) Funding Gap.................... $   (730) $    (97) $   (672) $  1,231  $   (680) $    948  $      -
                                                   -------   -------   -------   -------   -------   -------   -------
Net Interest Rate Swap Position................. $    286  $    587  $    265  $   (593) $   (743) $    198  $      -
                                                   -------   -------   -------   -------   -------   -------   -------
Net Asset(Liability) Funding Gap................ $   (444) $    490  $   (407) $    638  $ (1,423) $  1,146  $      -
                                                   -------   -------   -------   -------   -------   -------   -------

Cumulative Net Asset(Liability) Funding Gap..... $   (444) $     46  $   (361) $    277  $ (1,146) $      -  $      -
                                                   -------   -------   -------   -------   -------   -------   -------


It can be seen from the table that management's assumptions regarding the repricing of indeterminate maturity liabilities (e.g., savings deposits) and the reaction of non-interest bearing liabilities (primarily net demand deposits) to rate changes has a significant bearing on the stated funding gap in a given period.

To more closely monitor the earnings risk of interest rate changes, the Corporation regularly performs simulation analyses of the effect that specific interest rate changes would have on net interest income and net interest margin. Utilizing June 30, 1995, data shown in the preceding table, a simulation based on interest rates rising by 1 percentage point, in increments of 25 basis points, over a four-month period indicates that average interest margin for the 12 months subsequent to June 30, 1995, would be 1 basis point higher than if rates were unchanged. A simulation based on interest rates corresponding to the June 30, 1995, forward yield curve indicates that the margin would increase by 2 basis point in comparison to a static rate environment. A "shock" analysis, calculated on the basis of an immediate 3 percentage point increase in rates, would cause the average interest margin for the following 12 months to decline by an amount significantly less than the policy limit of 15 percent.

The Corporation utilizes interest rate swap contracts to alter the funding gap, or interest sensitivity, on the balance sheet. At June 30, 1995, there were $2.1 billion notional amount of interest rate swap contracts outstanding for rate management purposes, of which $1.8 billion notional amount had terms whereby the Corporation was paying a fixed rate of interest and receiving a variable rate. The rate management swaps reduced net interest income by $8.8 million, or 4 basis points, for the first six months of 1995 and by $22.6 million, or 11 basis points, in the comparable period of 1994. See Note D to the interim consolidated financial statements for further information on interest rate contracts.


INTERNATIONAL BANKING
- ---------------------

At June 30, 1995, the Corporation had total foreign cross-border outstandings of $0.8 billion. Foreign outstandings consist primarily of interest-bearing deposits, bankers acceptances, federal funds sold, and loans denominated in dollars or other non-local currency. Assets denominated in the local currency are included to the extent they are not hedged or are not funded by local Borrowings. An item is classified as either foreign or domestic based on the domicile of the party ultimately responsible for payment.

At June 30, 1995, the Corporation had no foreign outstandings to any individual country which exceeded 0.75 percent of total assets. However, foreign cross-border outstandings at June 30, 1995, were $30.4 million (excluding $109.3 million par value of obligations collateralized by U. S. Treasury securities) for all countries that the Corporation considers to be experiencing severe economic and liquidity problems. Of such outstandings, none were nonperforming. No special reserve was required to be established under the International Lending Supervision Act of 1983.

                        PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders
- -------     ---------------------------------------------------

           (a) The Corporation's annual meeting of stockholders was held on May 15, 1995.

           (b) All nominees for director as listed in the Corporation's proxy statement dated April 7, 1995, were elected. The directors whose terms of office continued after the meeting are also listed in the proxy statement.

           (c) A brief description and the results of the matters voted upon at the meeting follow.

                 1)  Election of the following directors:

                                                              Withheld
                      Nominees           For         Against  Authority
                 -------------------  -----------    -------  ---------
                 Terence E. Adderley  129,925,235     -       787,696
                 James K. Baker       129,952,141     -       760,790
                 Thomas H. Jeffs II   129,981,361     -       731,570
                 John E. Lobbia       129,914,496     -       798,435
                 Richard A. Manoogian 129,903,141     -       809,790
                 Thomas E. Reilly, Jr.129,966,444     -       746,487
                 Peter W. Stroh       129,758,436     -       954,495

                 2) Approval of the performance-based, annual incentive criteria under the NBD Executive Incentive Plan to preserve NBD's tax deduction for plan awards.

                        For:        123,913,814
                        Against:      4,897,157
                        Abstain:      1,901,960

                 3) Approval of the performance-based, long-term incentive criteria under the NBD Performance
                     Incentive Plan to preserve NBD's tax deduction for plan awards.

                        For:        122,055,403
                        Against:      6,782,312
                        Abstain:      1,875,216

                 4) Ratification of the selection of Deloitte & Touche LLP as the Corporation's independent auditors.

                        For:        129,499,261
                        Against:        419,169
                        Abstain:        794,501

                PART II - OTHER INFORMATION (cont'd.)


Item 6.     Exhibits and Reports on Form 8-K
- ------      ---------------------------------

           (a)   Exhibits

                 (11) The Earnings Per Share Computation is attached hereto.

                 (27) Financial Data Schedule

           (b)   Reports on Form 8-K

                 The Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission dated July 11, 1995, reporting under Item 5 the Agreement and Plan of Merger (the "Merger Agreement") dated July 11, 1995, entered into by the Corporation and First Chicago Corporation (First Chicago), pursuant to which First Chicago will merge with and into the Corporation. In addition, the Merger Agreement, certain other related agreements and the Press Release dated July 12, 1995, were filed as exhibits under Item 7.

                 The Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission dated July 21, 1995, referencing under Item 5 the above noted Current Report on Form 8-K dated July 11, 1995, and filing under
                 Item 7 the following Financial Statements and Exhibits:

                 (a) Financial Statements of Business Acquired

                      The following financial statements of First Chicago Corporation and subsidiaries:

                      Independent Auditors' Report

                      Consolidated Balance Sheet - December 31, 1994 and
                      1993

                      Consolidated Statement of Income - Three Years Ended December 31, 1994, 1993 and 1992

                      Consolidated Statement of Changes in Stockholders' Equity - Three Years Ended
                      December 31, 1994, 1993 and 1992

                      Consolidated Statement of Cash Flows - Three Years Ended December 31, 1994, 1993 and 1992

                      Notes to Consolidated Financial Statements

                      Consolidated Interim Balance Sheet - March 31, 1995 and 1994 (Unaudited)

                      Consolidated Interim Statement of Income - Three Months Ended March 31, 1995 and 1994 (Unaudited)

                      Consolidated Interim Statement of Changes in
                      Stockholders' Equity - Three Months Ended March 31, 1995 and 1994 (Unaudited)

                      Consolidated Interim Statement of Cash Flows - Three Months Ended March 31, 1995 and 1994 (Unaudited)

                      Notes to Consolidated Interim Financial Statements (Unaudited)

                 (b) Pro Forma Financial Information

                      The following pro forma combined condensed financial statements (unaudited) of the Corporation reflecting the proposed merger with First Chicago Corporation:

                      Pro Forma Condensed Combined Balance Sheet - March 31, 1995 (Unaudited)

                      Pro Forma Condensed Combined Statement of Income - Three Years Ended December 31, 1994, 1993 and 1992 and Three Months Ended March 31, 1995 and 1994 (Unaudited)

                      Notes to Pro Forma Condensed Combined Financial Statements (Unaudited)


                 (c) Exhibits

                      (23) Consent of Arthur Andersen LLP

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

   August 11, 1995