Form 10-Q
period 1995-09-30
NBD BANCORP INC /DE/
filed 1995-11-13
CIK 70040

Cover

---------------------------------------------------------------------------
SECURITIES AND EXCHANGE COMMISSION
FORM 10-Q
Washington, D.C. 20549


(Mark One)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 1995

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

                          (313) 225-1000
             (Registrant's telephone number, including area code)
----------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            Class                           Outstanding at  October 31, 1995
   -----------------------------             -----------------------------
   Common Stock, $1.00 Par Value                       158,260,364

-----------------------------------------------------------------------------


                                                  Part 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

NBD BANCORP, Inc. Consolidated Balance Sheet
(in thousands except share data)


Assets
                                                                September 30   December 31    September 30
                                                                    1995           1994           1994
                                                                ------------   ------------   ------------

Cash and Due From Banks.....................................    $ 2,540,295    $ 2,587,007    $ 2,344,939

Interest-Bearing Deposits...................................        668,931        630,688        642,969

Federal Funds Sold and Resale Agreements....................        210,147        399,725        163,295

Trading Account Securities..................................        205,051        122,135        187,474



Investment Securities (Note B):
   Available-for-Sale (At Fair Value).......................      2,868,502      4,814,252      4,791,169
   Held-to-Maturity (Fair Value of $6,963,401,
      $7,381,476 and $7,757,535, respectively)..............      6,831,803      7,608,713      7,832,855
                                                                ------------   ------------   ------------
                                                                  9,700,305     12,422,965     12,624,024
                                                                ------------   ------------   ------------



Loans and Leases (Net of Unearned Income of $214,642,
   $171,207 and $150,832, respectively):
   Commercial...............................................     17,199,483     15,525,645     14,898,990
   Real Estate Construction.................................        935,833        817,452        785,543
   Residential Mortgage.....................................      4,422,097      3,351,840      3,187,130
   Mortgages Held For Sale..................................        341,829         30,171         41,008
   Consumer.................................................      8,372,663      7,667,907      7,421,699
   Lease Financing..........................................        428,125        363,200        335,860
   Foreign..................................................      1,712,762      1,473,449      1,215,322
                                                                ------------   ------------   ------------
                                                                 33,412,792     29,229,664     27,885,552

   Allowance For Possible Credit Losses (Note C)............       (487,726)      (435,051)      (423,700)
                                                                ------------   ------------   ------------
                                                                 32,925,066     28,794,613     27,461,852
                                                                ------------   ------------   ------------

Net Premises and Equipment..................................        670,372        630,357        636,755

Customers' Liability on Acceptances.........................        183,898        193,866        186,370

Other Assets................................................      1,397,581      1,329,777      1,318,624
                                                                ------------   ------------   ------------

            Total Assets....................................    $48,501,646    $47,111,133    $45,566,302
                                                                ============   ============   ============



Liabilities and Shareholders' Equity
                                                                September 30   December 31    September 30
                                                                    1995           1994           1994
                                                                ------------   ------------   ------------
Deposits:
   Demand (Non-Interest Bearing)............................    $ 6,700,165    $ 6,731,050    $ 6,349,603
   Savings..................................................      7,341,687      7,679,922      7,745,473
   Money Market Accounts....................................      5,030,957      4,959,816      5,110,887
   Time.....................................................     10,198,717      8,055,429      7,603,690
   Foreign Office...........................................      4,427,137      5,803,224      3,693,457
                                                                ------------   ------------   ------------
                                                                 33,698,663     33,229,441     30,503,110

Short-Term Borrowings.......................................      6,940,959      7,119,972      8,483,258
Liability on Acceptances....................................        183,898        193,866        186,370
Accrued Expenses and Sundry Liabilities.....................        813,398        771,963        757,595
Long-Term Debt..............................................      3,111,426      2,504,348      2,381,382
                                                                ------------   ------------   ------------
      Total Liabilities.....................................     44,748,344     43,819,590     42,311,715
                                                                ------------   ------------   ------------

Shareholders' Equity:

   Series A Preferred Stock - Par Value $1, Stated Value $50              -              -              -
                     September 30  December 31   September 30
      No. of Shares      1995          1994          1994
      -------------  ------------  ------------  ------------
      Authorized...      460,000       460,000       460,000
      Issued.......            -             -             -

   Preferred Stock - No Par Value...........................              -              -              -
                     September 30  December 31   September 30
       No. of Shares     1995          1994          1994
      -------------  ------------  ------------  ------------
      Authorized...   10,000,000    10,000,000    10,000,000
      Issued.......            -             -             -

   Common Stock - Par Value $1..............................        160,883        160,877        160,877
                     September 30  December 31   September 30
       No. of Shares     1995          1994          1994
      -------------  ------------  ------------  ------------
      Authorized...  500,000,000   500,000,000   500,000,000
      Issued.......  160,883,008   160,876,819   160,876,819

   Capital Surplus..........................................        537,722        545,717        547,710
   Retained Earnings........................................      3,177,975      2,903,394      2,813,263
   Fair Value Adjustment on Investment Securities
      Available-for-Sale (Note B)...........................        (34,544)      (154,305)      (111,675)
   Accumulated Translation Adjustment.......................          9,254          6,942          7,663
   Deferred Compensation....................................        (26,786)       (17,438)       (21,859)
   Treasury Stock (2,008,872,  4,968,147 and
      4,546,230 shares, respectively).......................        (71,202)      (153,644)      (141,392)
                                                                ------------   ------------   ------------
      Total Shareholders' Equity............................      3,753,302      3,291,543      3,254,587
                                                                ------------   ------------   ------------


            Total Liabilities and Shareholders' Equity......    $48,501,646    $47,111,133    $45,566,302
                                                                ============   ============   ============


NBD Bancorp, Inc. Consolidated Statement of Income
(in thousands except per share data)

                                                                              Quarter Ended               Nine Months Ended
                                                                               September 30                  September 30
                                                                        -------------------------     -------------------------
                                                                           1995          1994            1995          1994
                                                                        -----------   -----------     -----------   -----------
Interest Income:
   Loans and Leases (including fees).................................   $  723,508    $  542,238      $2,069,298    $1,511,258
   Investment Securities:
      Taxable........................................................      158,225       182,319         508,523       481,793
      Non-Taxable....................................................       21,804        24,557          68,944        74,386
   Trading Account Securities........................................        2,372         1,878           5,906         4,257
   Federal Funds Sold and Resale Agreements..........................        1,518         2,849           7,861         5,712
   Interest-Bearing Deposits.........................................       10,368         9,236          33,296        24,228
                                                                        -----------   -----------     -----------   -----------
      Total Interest Income..........................................      917,795       763,077       2,693,828     2,101,634
                                                                        -----------   -----------     -----------   -----------

Interest Expense:
   Deposits..........................................................      324,068       227,662         928,129       618,491
   Short-Term Borrowings.............................................      107,971        84,526         339,282       192,201
   Long-Term Debt....................................................       51,248        36,098         142,644        88,503
                                                                        -----------   -----------     -----------   -----------
      Total Interest Expense.........................................      483,287       348,286       1,410,055       899,195
                                                                        -----------   -----------     -----------   -----------

Net Interest Income..................................................      434,508       414,791       1,283,773     1,202,439
   Provision for Possible Credit Losses..............................       25,038         7,907          65,225        31,946
                                                                        -----------   -----------     -----------   -----------

Net Interest Income After Provision
   For Possible Credit Losses........................................      409,470       406,884       1,218,548     1,170,493
                                                                        -----------   -----------     -----------   -----------

Non-Interest Income:
   Trust Fees........................................................       41,568        39,400         122,321       117,313
   Service Charges on Deposit Accounts...............................       41,777        40,752         122,848       120,521
   Credit Card Fees..................................................       11,008        10,052          31,139        28,120
   Securities Gains..................................................        1,493           740           3,177         1,045
   Other.............................................................       50,046        45,653         147,543       142,296
                                                                        -----------   -----------     -----------   -----------
      Total Non-Interest Income......................................      145,892       136,597         427,028       409,295
                                                                        -----------   -----------     -----------   -----------

Non-Interest Expenses:
   Compensation:
      Salaries.......................................................      142,838       137,292         416,187       405,607
      Benefits.......................................................       45,261        44,436         133,677       131,631
                                                                        -----------   -----------     -----------   -----------
         Total Compensation..........................................      188,099       181,728         549,864       537,238
   Net Occupancy.....................................................       29,115        29,242          89,442        89,291
   Equipment Rentals, Depreciation and Maintenance...................       23,239        21,387          68,877        66,126
   FDIC and Other Regulatory Assessments.............................          173        16,631          33,287        50,047
   Amortization of Intangibles.......................................        8,659         6,415          23,684        19,516
   Other.............................................................       77,804        67,089         221,664       214,902
                                                                        -----------   -----------     -----------   -----------
      Total Non-Interest Expenses....................................      327,089       322,492         986,818       977,120
                                                                        -----------   -----------     -----------   -----------

Income before Income Taxes...........................................      228,273       220,989         658,758       602,668
   Income Tax Expense(Benefit) (Including tax effect of $513, $260,
      $1,105 and $374, respectively, on securities sales)............       78,723        73,335         224,875       196,914
                                                                        -----------   -----------     -----------   -----------

Income before Extraordinary Item and Cumulative
   Effect of Accounting Change.......................................      149,550       147,654         433,883       405,754
      Extraordinary Item (net of income tax effect) (Note F).........            -             -               -        (7,730)
      Cumulative Effect of Accounting Change (net of
         income tax effect) (Note A).................................            -             -               -        (7,885)
                                                                        -----------   -----------     -----------   -----------
Net Income...........................................................   $  149,550    $  147,654      $  433,883    $  390,139
                                                                        ===========   ===========     ===========   ===========

Net Income Per Share (on average shares outstanding):
   Income before Extraordinary Item and Cumulative
      Effect of Accounting Change....................................   $     0.94    $     0.93      $     2.73    $     2.54
   Extraordinary Item (net of income tax effect)....................             -             -               -         (0.05)
   Cumulative Effect of Accounting Change (net of
      income tax effect).............................................            -             -               -         (0.05)
                                                                        -----------   -----------     -----------   -----------
Net Income Per Share.................................................   $     0.94    $     0.93      $     2.73    $     2.44
                                                                        ===========   ===========     ===========   ===========



NBD Bancorp, Inc. Consolidated Statement of Shareholders' Equity
(in thousands except share data)

                                                                        Quarter Ended             Nine Months Ended
                                                                         September 30                September 30
                                                                  ------------------------    ------------------------
                                                                     1995         1994           1995         1994
                                                                  -----------  -----------    -----------  -----------

Preferred Stock:
   Balance, Beginning and End of Period.........................  $        -   $        -     $        -   $        -
                                                                  -----------  -----------    -----------  -----------

Common Stock:
   Balance, Beginning of Period.................................     160,883      160,877        160,877      160,715
      Acquisition of Subsidiary Bank............................           -            -            270            -
      Cancellation of Shares Held in Treasury...................           -            -           (270)           -
      Other.....................................................           -            -              6          162
                                                                  -----------  -----------    -----------  -----------
   Balance, End of Period.......................................     160,883      160,877        160,883      160,877
                                                                  -----------  -----------    -----------  -----------

Capital Surplus:
   Balance, Beginning of Period.................................     533,129      546,829        545,717      541,232
      Acquisition of Subsidiary Bank............................       2,885            -         (3,438)           -
      Cancellation of Shares Held in Treasury...................           -            -         (8,130)           -
      Other.....................................................       1,708          881          3,573        6,478
                                                                  -----------  -----------    -----------  -----------
   Balance, End of Period.......................................     537,722      547,710        537,722      547,710
                                                                  -----------  -----------    -----------  -----------

Retained Earnings:
   Balance, Beginning of Period.................................   3,082,012    2,712,268      2,903,394    2,565,627
      Net Income................................................     149,550      147,654        433,883      390,139
      Cash Dividends Declared on Common Stock
         ($.33, $.30, $.99 and $.90 per share, respectively)....     (53,587)     (46,659)      (159,302)    (142,503)
                                                                  -----------  -----------    -----------  -----------
   Balance, End of Period.......................................   3,177,975    2,813,263      3,177,975    2,813,263
                                                                  -----------  -----------    -----------  -----------

Fair Value Adjustment on Investment Securities
   Available-for-Sale:
   Balance, Beginning of Period.................................     (39,327)     (89,936)      (154,305)      (7,012)
      Change in Fair Value (net of tax).........................       4,783      (21,739)       119,761     (104,663)
                                                                  -----------  -----------    -----------  -----------
   Balance, End of Period.......................................     (34,544)    (111,675)       (34,544)    (111,675)
                                                                  -----------  -----------    -----------  -----------

Accumulated Translation Adjustment:
   Balance, Beginning of Period.................................       9,444        7,118          6,942        4,384
      Translation Gain(Loss) (net of tax).......................        (190)         545          2,312        3,279
                                                                  -----------  -----------    -----------  -----------
   Balance, End of Period.......................................       9,254        7,663          9,254        7,663
                                                                  -----------  -----------    -----------  -----------

Deferred Compensation:
   Balance, Beginning of Period.................................     (27,364)     (23,897)       (17,438)     (16,347)
      Awards Granted............................................        (171)           -        (13,418)     (14,322)
      Amortization of Deferred Compensation.....................       3,207        2,899          8,683        8,386
      Other.....................................................      (2,458)        (861)        (4,613)         424
                                                                  -----------  -----------    -----------  -----------
   Balance, End of Period.......................................     (26,786)     (21,859)       (26,786)     (21,859)
                                                                  -----------  -----------    -----------  -----------

Treasury Stock:
   Balance, Beginning of Period.................................    (116,511)     (63,116)      (153,644)           -
      Purchase of Common Stock (6,301,179 shares in 1995).......     (65,156)     (78,893)      (204,830)    (153,814)
      Acquisition of Subsidiary Bank (8,457,369 shares).........     108,743            -        262,243            -
      Cancellation of Shares Held in Treasury...................           -            -          8,400            -
      Other.....................................................       1,722          617         16,629       12,422
                                                                  -----------  -----------    -----------  -----------
   Balance, End of Period.......................................     (71,202)    (141,392)       (71,202)    (141,392)
                                                                  -----------  -----------    -----------  -----------

Total Shareholders' Equity, End of Period.......................  $3,753,302   $3,254,587     $3,753,302   $3,254,587
                                                                  ===========  ===========    ===========  ===========


NBD Bancorp, Inc. Consolidated Statement of Cash Flows
(in thousands)

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                 ---------------------------
                                                                                     1995           1994
                                                                                 ------------   ------------

Cash Flows from Operating Activities:
   Net Income..................................................................  $   433,883    $   390,139
   Adjustments to Reconcile Net Income to Net Cash Provided by Operations:
      Depreciation and Amortization............................................       85,078         76,474
      Provision for Possible Credit Losses.....................................       65,225         31,946
      Securities Gains.........................................................       (3,177)        (1,045)
      Extraordinary Item - Redemption of Debt..................................            -          7,730
      Increase in Interest Receivable..........................................      (97,800)       (37,807)
      Increase(Decrease) in Income Taxes Payable...............................      (12,159)        22,963
      Increase(Decrease) in Accrued Expenses...................................       58,183       (123,244)
      Increase in Trading Account Investments..................................      (81,778)       (77,043)
      (Increase)Decrease in Mortgages Held for Sale............................     (311,658)       214,894
      Other, net...............................................................        6,286        (12,071)
                                                                                 ------------   ------------
         Net Cash Provided by Operating Activities.............................      142,083        492,936
                                                                                 ------------   ------------

Cash Flows from Investing Activities:
   Decrease in Interest-Bearing Deposits.......................................       50,886         87,826
   Decrease in Federal Funds Sold and Resale Agreements........................      189,578        119,186
   Purchase of Investment Securities Available-for-Sale........................   (1,407,332)    (3,768,241)
   Proceeds from Maturity or Call of Investment Securities Available-for-Sale..    1,012,297      1,576,672
   Proceeds from Sale of Investment Securities Available-for-Sale..............    3,114,766        978,305
   Purchase of Investment Securities Held-to-Maturity..........................      (20,498)    (2,763,717)
   Proceeds from Maturity or Call of Investment Securities Held-to-Maturity....      788,099      1,502,523
   Increase in Loans and Leases................................................   (2,933,993)    (2,468,850)
   Proceeds from Sale of Loan Portfolios.......................................       42,467              -
   Purchase of Premises and Equipment and Other Assets.........................      (74,622)      (273,717)
   Proceeds from Sale of Premises and Equipment and Other Assets...............       24,641         51,019
   Net Cash Acquired(Paid) in Purchase of Subsidiaries.........................       33,715         (5,720)
                                                                                 ------------   ------------
      Net Cash Provided(Used) by Investing Activities..........................      820,004     (4,964,714)
                                                                                 ------------   ------------

Cash Flows from Financing Activities:
   (Decrease)Increase in Deposits..............................................   (1,049,241)       635,152
   (Decrease) Increase in Short-Term Borrowings................................     (206,633)     3,127,198
   Proceeds from the Issuance of Long-Term Debt................................      725,000      1,250,000
   Principal Payments on Long-Term Debt........................................     (116,046)      (101,269)
   Redemption of Long-Term Debt................................................            -       (208,734)
   Proceeds from Stock Option Exercises........................................        1,186          1,285
   Payments to Acquire Treasury Stock..........................................     (204,830)      (153,814)
   Dividends Paid..............................................................     (158,299)      (138,996)
                                                                                 ------------   ------------
      Net Cash (Used)Provided by Financing Activities..........................   (1,008,863)     4,410,822
                                                                                 ------------   ------------

Effect of Exchange Rate Changes on Cash and Due From Banks.....................           64            201
                                                                                 ------------   ------------

Net Decrease in Cash and Due From Banks........................................      (46,712)       (60,755)
Cash and Due From Banks - Beginning of Period..................................    2,587,007      2,405,694
                                                                                 ------------   ------------

Cash and Due From Banks - End of Period........................................  $ 2,540,295    $ 2,344,939
                                                                                 ============   ============

Other Cash Flow Disclosures:
   Interest Paid...............................................................  $ 1,332,888    $   994,071
   State and Federal Taxes Paid................................................      237,034        169,514


                  Notes to Consolidated Financial Statements
                  ------------------------------------------


Note A - Accounting Policies
----------------------------

Accounting policies of NBD Bancorp, Inc. and its subsidiaries (the Corporation) are described below.

     Basis of Presentation:
     ---------------------

     The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 1995 and 1994, are prepared in conformity with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements included in the Corporation's Form 10-K Annual Report for the year ended December 31, 1994.

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

     Consolidation:
     -------------

     The consolidated financial statements of the Corporation include the accounts of its subsidiaries, principally NBD Bank (Michigan). All material inter-company accounts and transactions have been eliminated. Investments in unconsolidated affiliates in which ownership is at least 20 percent are accounted for by the equity method and are reported in "Other Assets."

     Securities:
     ----------

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


     Loans:
     -----

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

     Interest income on loans is accrued as earned. Except for consumer loans, loans are placed on non-accrual status and previously accrued but unpaid interest is reversed against current period interest income when collectibility of principal or interest is considered doubtful, payment of principal or interest is 90 days or more past due, or the loan is completely or partially charged off. Interest income on loans considered doubtful or 90 days or more past due is recorded as collected. Collections of principal and interest on charged-off loans are applied in the following sequence: (1) as a reduction of remaining principal balance; (2) as recovery of principal charged off; and (3) as interest income. For purposes of applying SFAS Nos. 114 and 118, "impaired loans" are defined as equivalent to non-accrual and restructured loans.

     Consumer loans are not placed on a non-accrual status because they are generally charged off when 120 days to 150 days past due. Accrued but unpaid interest is reversed against current period interest income when the loan is charged off.

     Allowance for Possible Credit Losses:
     ------------------------------------

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

     Income Taxes:
     ------------

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

                                 Quarter Ended          Nine Months Ended
                                  September 30             September 30
                           ------------------------  ------------------------
                                1995        1994         1995         1994
                           -----------  -----------  -----------  -----------
   Average Shares
      Outstanding........  160,510,231  157,667,003  159,217,241  159,683,663


Note B - Investment Securities
------------------------------


The following is a summary of the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at September 30, 1995:




                                                   Investment Securities Available-for-Sale
                                                ----------------------------------------------
                                                               Gross        Gross
                                                Amortized    Unrealized   Unrealized     Fair
                                                  Cost         Gains        Losses       Value
                                                -----------  -----------  -----------  -----------
                                                                  (in thousands)
U.S. Treasury.................................  $  419,344   $    1,492   $       24   $  420,812
U.S. Government Agencies:
   Mortgage-backed Securities.................   1,360,236        1,164       17,399    1,344,001
   Collateralized Mortgage Obligations........     647,710        2,863        8,388      642,185
   Other......................................     205,162          609           11      205,760
States and Political Subdivisions.............      40,820          188            7       41,001
Collateralized Mortgage Obligations(a)........      25,846           61           93       25,814
Other.........................................     223,205          867       35,143      188,929
                                                -----------  -----------  -----------  -----------

      Total...................................  $2,922,323   $    7,244   $   61,065   $2,868,502
                                                ===========  ===========  ===========  ===========


                                                     Investment Securities Held-to-Maturity
                                                --------------------------------------------------
                                                               Gross        Gross
                                                Amortized    Unrealized   Unrealized     Fair
                                                   Cost         Gains        Losses      Value
                                                -----------  -----------  -----------  -----------
                                                                  (in thousands)
U.S. Treasury.................................  $  514,115   $    2,794   $      634   $  516,275
U.S. Government Agencies:
   Mortgage-backed Securities.................   5,049,319      113,775       54,339    5,108,755
   Other......................................       7,765            3           37        7,731
States and Political Subdivisions.............   1,260,604       74,653        4,617    1,330,640
                                                -----------  -----------  -----------  -----------

      Total...................................  $6,831,803   $  191,225   $   59,627   $6,963,401
                                                ===========  ===========  ===========  ===========

(a) All Collateralized Mortgage Obligations of private issuers have underlying collateral consisting of obligations of U. S. Government Agencies.


             Notes to Consolidated Financial Statements (cont'd.)

The following is a summary of the amortized cost and fair value of Investment Securities Available-for-Sale and Held-to-Maturity at December 31, 1994:




                                                                 Investment Securities Available-for-Sale
                                                          ------------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized     Unrealized    Unrealized       Fair
                                                             Cost          Gains         Losses        Value
                                                          ------------  ------------  ------------  ------------
                                                                               (in thousands)
U.S. Treasury...........................................  $   505,540   $        96   $       592   $   505,044
U.S. Government Agencies:
   Mortgage-backed Securities...........................    2,655,673             4       160,195     2,495,482
   Collateralized Mortgage Obligations..................    1,461,321         4,940        45,974     1,420,287
   Other................................................       22,916         1,267             3        24,180
States and Political Subdivisions.......................       76,586            33           363        76,256
Collateralized Mortgage Obligations(a)..................      111,351            76           936       110,491
Other...................................................      222,931           459        40,878       182,512
                                                          ------------  ------------  ------------  ------------
      Total.............................................  $ 5,056,318   $     6,875   $   248,941   $ 4,814,252
                                                          ============  ============  ============  ============




                                                                   Investment Securities Held-to-Maturity
                                                          ------------------------------------------------------
                                                                          Gross         Gross
                                                          Amortized     Unrealized    Unrealized      Fair
                                                             Cost         Gains         Losses        Value
                                                          ------------  ------------  ------------  ------------
                                                                               (in thousands)
U.S. Treasury...........................................  $   519,656   $       225   $    13,145   $   506,736
U.S. Government Agencies:
   Mortgage-backed Securities...........................    5,664,739        45,612       282,356     5,427,995
   Other................................................        8,420             6           145         8,281
States and Political Subdivisions.......................    1,415,398        46,182        23,626     1,437,954
Other...................................................          500            10             -           510
                                                          ------------  ------------  ------------  ------------
      Total.............................................  $ 7,608,713   $    92,035   $   319,272   $ 7,381,476
                                                          ============  ============  ============  ============

(a) All Collateralized Mortgage Obligations of private issuers have underlying collateral consisting of obligations of U. S. Government Agencies.





Note C - Allowance For Possible Credit Losses
---------------------------------------------

The changes in the Allowance for Possible Credit Losses are summarized below:

                                               Nine Months Ended
                                                 September 30
                                             ---------------------
                                               1995         1994
                                             --------     --------
                                                 (in thousands)

   Balance, Beginning of Period............  $435,051     $423,030
      Provision............................    65,225       31,946

      Charge-offs..........................   (81,516)     (87,320)
      Recoveries...........................    59,828       55,586
                                             --------     --------
         Net Charge-offs...................   (21,688)     (31,734)

      Acquisition and Other................     9,138          458
                                             --------     --------
   Balance, End of Period..................  $487,726     $423,700
                                             ========     ========

             Notes to Consolidated Financial Statements (cont'd.)


Note D - Interest Rate Contracts
--------------------------------

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



Risk Management Contracts:
                                                                                September 30, 1995
                                                             ----------------------------------------------------
                                                             Contract or                                Net
                                                               Notional    Unrealized  Unrealized    Unrealized
                                                               Amount        Gains       Losses     Gains(Losses)
                                                             -----------  -----------  -----------  -------------
                                                                                (in thousands)
Interest Rate Swaps:
   Modifying the Interest Rate Characteristics of:
      Interest-Earning Assets..............................  $  583,148   $      460   $  (19,641)  $  (19,181)
      Interest-Bearing Liabilities.........................   1,545,000       27,202       (5,370)      21,832
                                                             -----------  -----------  -----------  -----------
                                                             $2,128,148       27,662      (25,011)       2,651
                                                             ===========
Futures and Options Contracts:
   Purchased:
      Modifying the Interest Rate Characteristics of
         Interest-Earning Assets...........................  $   55,911            1          (29)         (28)
   Sold:
      Modifying the Interest Rate Characteristics of
         Interest-Earning Assets...........................      31,660            -            -            -
                                                             -----------
                                                             $   87,571
                                                             ===========  -----------  -----------  -----------
                                                                          $   27,663   $  (25,040)  $    2,623
                                                                          ===========  ===========  ===========



                                                                               December 31, 1994
                                                             ----------------------------------------------------
                                                             Contract or                                Net
                                                              Notional    Unrealized   Unrealized    Unrealized
                                                               Amount        Gains       Losses     Gains(Losses)
                                                             -----------  -----------  -----------  -------------
                                                                                (in thousands)
Interest Rate Swaps:
   Modifying the Interest Rate Characteristics of:
      Interest-Earning Assets..............................  $  686,095   $    1,072   $   (8,231)  $   (7,159)
      Interest-Bearing Liabilities.........................   1,209,028       20,197       (8,368)      11,829
                                                             -----------  -----------  -----------  -----------
                                                             $1,895,123       21,269      (16,599)       4,670
                                                             ===========
Futures and Options Contracts Purchased:
   Modifying the Interest Rate Characteristics of
      Interest-Earning Assets..............................  $   11,103          299            -          299
                                                             ===========  -----------  -----------  -----------
                                                                          $   21,568   $  (16,599)  $    4,969
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

Gains and losses can also occur if the Corporation should elect to terminate a contract prior to maturity. Such realized gains or losses are deferred and recognized over the period to which the risk management contract related.
As of September 30, 1995, there was $10,529,000 of deferred losses which will be amortized over a period of approximately two years.

             Notes to Consolidated Financial Statements (cont'd.)

The following tables show the contract or notional amount and the fair value of customer accommodation and other contracts at September 30, 1995, and December 31, 1994. Fair values are the amounts that would be received (asset amount) and the amounts that would be paid (liability amount) to replace existing contracts with new contracts given current market interest rates.


Customer Accommodation and
Other Contracts:
                                                      September 30, 1995
                                             -------------------------------------
                                             Contract or          Fair Value
                                               Notional   ------------------------
                                               Amount         Asset      Liability
                                              ----------  -----------  -----------
                                                         (in thousands)
Interest Rate Swaps:
   Receive Fixed...........................  $  807,798   $   13,893   $    6,022
   Pay Fixed...............................     706,069        6,532       13,201
   Basis...................................     450,000          339          169
                                             -----------  -----------  -----------
                                             $1,963,867       20,764       19,392
                                             ===========
Futures Contracts:
   Purchased...............................  $    2,000          221          577
   Sold....................................   1,378,500            -            -
Interest Rate Options:
   Purchased...............................     215,778          770            -
   Written.................................     623,727            -          741
                                                          -----------  -----------
                                                          $   21,755   $   20,710
                                                          ===========  ===========




                                                       December 31, 1994
                                             -------------------------------------
                                             Contract or        Fair Value
                                              Notional    ------------------------
                                               Amount        Asset      Liability
                                             -----------  -----------  -----------
                                                        (in thousands)
Interest Rate Swaps:
   Receive Fixed...........................  $  666,419   $    6,008   $   17,262
   Pay Fixed...............................     584,388       15,963        5,683
   Basis...................................     430,000           75           64
                                             -----------  -----------  -----------
                                             $1,680,807       22,046       23,009
                                             ===========
Futures Contracts:
   Purchased...............................  $   69,100            -            -
   Sold....................................     614,100            -            -
Interest Rate Options:
   Purchased...............................     224,904        4,415            -
   Written.................................     224,892            -        4,435
                                                          -----------  -----------
                                                          $   26,461   $   27,444
                                                          ===========  ===========



In contrast to risk management contracts, where only realized gains and losses in value are recorded, unrealized valuation changes for customer accommodation and other contracts are recognized and recorded currently in Non-Interest Income. The net amount of such gains and losses recognized in each of the following periods was:


                                        Nine Months Ended September 30
                                        ------------------------------
                                             1995            1994
                                        --------------   --------------
                                                 (in thousands)
Interest Rate Swaps...................  $        3,792   $          298
Futures Contracts.....................          (3,866)           1,104
Interest Rate Options.................             141               73
                                        --------------   --------------
                                        $           67   $        1,475
                                        ==============   ==============

Page 12
             Notes to Consolidated Financial Statements (cont'd.)


Note E - Assets Pledged
-----------------------

Assets, principally Investment Securities, carried at approximately $5,464,870,000 were pledged at September 30, 1995, to secure public deposits (including deposits of $106,709,000 of the Treasurer, State of Michigan), repurchase agreements and for other purposes required by law.


Note F - Extraordinary Item
---------------------------

On March 15, 1994, an extraordinary item charge of $7,730,000 (net of income taxes) was incurred, representing the premium paid and unamortized issuance costs related to the Corporation's call and redemption of the $199,985,000 7.25% Convertible Subordinated Debentures Due 2006.


Note G - Commitments and Contingencies
--------------------------------------

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

Outstanding standby letters of credit at September 30, 1995, totaled approximately $2,328,000,000.


Note H - Pending Merger
-----------------------

The Corporation and First Chicago Corporation (First Chicago) entered into an Agreement and Plan of Merger, dated July 11, 1995, pursuant to which First Chicago will merge with and into the Corporation. The name of the combined companies will be First Chicago NBD Corporation (FCNBD). Stockholders of the Corporation and First Chicago approved the merger in October 1995, and the final regulatory approval was received in November 1995. It is anticipated that the merger will be accounted for as a pooling-of-interests and will be consummated on November 30, 1995, pending customary conditions of closing.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   --------------------------------------------------------------
         Results of Operations
         ----------------------

The following discussion and analysis supplements information contained in the financial statements and related notes appearing in this report.


-------------------------------------------------------------------------------------------------------------------------------

NBD Bancorp, Inc. Financial Highlights
(in thousands except per share data)
-------------------------------------------------------------------------------------------------------------------------------
Operating Results                                             Quarter Ended September 30      Nine Months Ended September 30
                                                            -------------------------------   -------------------------------
                                                               1995        1994     Change       1995        1994     Change
                                                            ----------- ----------- -------   ----------- ----------- -------
Net Interest Income........................................ $  434,508  $  414,791     4.8 %  $1,283,773  $1,202,439     6.8 %
Provision for Possible Credit Losses.......................     25,038       7,907   216.7        65,225      31,946   104.2
Non-Interest Income........................................    145,892     136,597     6.8       427,028     409,295     4.3
Non-Interest Expenses......................................    327,089     322,492     1.4       986,818     977,120     1.0
                                                            ----------- -----------           ----------- -----------
Income before Income Taxes.................................    228,273     220,989     3.3       658,758     602,668     9.3
Income Tax Expense.........................................     78,723      73,335     7.3       224,875     196,914    14.2
                                                            ----------- -----------           ----------- -----------
Income before Extraordinary Item and Accounting Change.....    149,550     147,654     1.3       433,883     405,754     6.9
Extraordinary Item (Redemption of Debt)....................          -           -                     -      (7,730)
Cumulative Effect of Accounting Change (SFAS No. 112)......          -           -                     -      (7,885)
                                                            ----------- -----------           ----------- -----------
Net Income................................................. $  149,550  $  147,654     1.3 %  $  433,883  $  390,139    11.2 %

-------------------------------------------------------------------------------------------------------------------------------
Per Share:
   Income before Extraordinary Item and
      Accounting Change.................................... $     0.94  $     0.93     1.1 %  $     2.73  $     2.54     7.5 %
   Net Income..............................................       0.94        0.93     1.1          2.73        2.44    11.9

Net Interest Margin........................................       4.01 %      4.16 %                4.03 %      4.25 %

-------------------------------------------------------------------------------------------------------------------------------
Stock Data (per share)
Cash Dividends Declared.................................... $     0.33  $     0.30    10.0 %  $     0.99  $     0.90    10.0 %
Book Value (period end)....................................      23.62       20.82    13.4         23.62       20.82    13.4
Market Value:
   Period End..............................................     38 1/4      28 5/8                38 1/4      28 5/8
   High....................................................     39 1/4      33                    39 1/4      33
   Low.....................................................     31 1/2      28 3/8                27 3/8      27 1/4
Average Shares Outstanding.................................    160,510     157,667               159,217     159,684

-------------------------------------------------------------------------------------------------------------------------------
Financial and Capital Ratios
Return on Average Shareholders' Equity:
   Before Extraordinary Item and Accounting Change.........      15.87 %     17.97 %               16.00 %     16.32 %
   After Extraordinary Item and Accounting Change..........      15.87       17.97                 16.00       15.75

Return on Average Assets:
   Before Extraordinary Item and Accounting Change.........       1.23        1.31                  1.20        1.25
   After Extraordinary Item and Accounting Change..........       1.23        1.31                  1.20        1.20

Capital Ratios (period end):
   Tier 1 Capital Ratio....................................       7.99        8.63                  7.99        8.63
   Total Capital Ratio.....................................      12.19       12.18                 12.19       12.18
   Tier 1 Leverage Ratio...................................       7.03        6.82                  7.03        6.82



------------------------------------------------------------------------------------------------------------
Balance Sheet Data                                       September 30      December 31       September 30
                                                             1995              1994              1994
                                                         ------------      ------------      ------------
Total Assets..........................................   $48,501,646       $47,111,133       $45,566,302
Total Earning Assets..................................    44,197,226        42,805,177        41,503,314
Total Loans and Leases................................    33,412,792        29,229,664        27,885,552
Total Goodwill........................................       379,850           245,003           249,949
Total Deposits........................................    33,698,663        33,229,441        30,503,110
Total Common Shareholders' Equity.....................     3,753,302         3,291,543         3,254,587

------------------------------------------------------------------------------------------------------------
Credit Quality                                           September 30      December 31       September 30
                                                             1995              1994              1994
                                                         ------------      ------------      ------------
Allowance for Possible Credit Losses..................   $   487,726       $   435,051       $   423,700

Nonperforming Loans...................................       181,066           180,041           177,547
Other Real Estate Owned...............................        31,597            29,376            27,962
Total Nonperforming Assets............................       212,663           209,417           205,509

Net Loan Charge-offs (quarter-ended)..................        13,538             8,732             7,861

------------------------------------------------------------------------------------------------------------
Ratios:
   Nonperforming Loans to Total Loans.................          0.54 %            0.62 %            0.64 %
   Allowance to Total Loans...........................          1.46              1.49              1.52
   Allowance to Nonperforming Loans...................        269.36            241.64            238.64
   Net Loan Charge-offs (quarter-ended) (annualized)..          0.16              0.12              0.12

------------------------------------------------------------------------------------------------------------


SUMMARY OF OPERATIONS
---------------------


Net Income for the third quarter of 1995 totaled $149,550,000, or $.94 per share. This was 1 percent higher than the $147,654,000, or $.93 per share, earned in the third quarter of 1994.

For the first nine months of 1995, Net Income was $433,883,000, or $2.73 per share, a 7 percent increase over the $405,754,000, or $2.54 per share, of Income before the effect of an extraordinary item and an accounting change for the first nine months of 1994. Net Income for the first nine months of 1994 was $390,139,000, or $2.44 per share.

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

Results for 1995 include the $910 million asset AmeriFed Financial Corp., which was acquired on January 9, 1995, and the $760 million asset Deerbank Corporation, which was acquired on July 1, 1995. Both acquisitions were accounted for as purchases.

On July 12, 1995, the Corporation announced the signing of a definitive merger agreement pursuant to which First Chicago Corporation, a $72 billion asset bank holding company headquartered in Chicago, Illinois, would merge with and into NBD Bancorp, Inc. See Note H to the interim consolidated financial statements for further information on the merger agreement.




Table 1
Summary of Operations
(in thousands except per share data)
                                                           Quarter Ended                                  Year-to-Date
                                       ----------------------------------------------------------   --------------------------
                                       September      June       March      December    September          September 30
                                          1995        1995        1995        1994         1994         1995         1994
                                       ----------  ----------  ----------  ----------  ----------   ------------  ------------
Interest Income - Including Taxable
   Equivalent Adjustment.............. $ 931,630   $ 918,744   $ 886,955   $ 828,739   $ 778,523    $ 2,737,329   $ 2,150,263
Interest Expense......................  (483,287)   (475,372)   (451,396)   (391,431)   (348,286)    (1,410,055)     (899,195)
                                       ----------  ----------  ----------  ----------  ----------   ------------  ------------
Net Interest Income - Taxable
   Equivalent.........................   448,343     443,372     435,559     437,308     430,237      1,327,274     1,251,068
Taxable Equivalent Adjustment.........   (13,835)    (14,799)    (14,867)    (14,979)    (15,446)       (43,501)      (48,629)
                                       ----------  ----------  ----------  ----------  ----------   ------------  ------------
Net Interest Income...................   434,508     428,573     420,692     422,329     414,791      1,283,773     1,202,439
Provision For Possible Credit Losses..   (25,038)    (20,091)    (20,096)    (20,086)     (7,907)       (65,225)      (31,946)

Securities Gains(Losses)..............     1,493         308       1,376      (3,514)        740          3,177         1,045
Other Non-Interest Income (Table 2)...   144,399     145,098     134,354     139,785     135,857        423,851       408,250
                                       ----------  ----------  ----------  ----------  ----------   ------------  ------------
   Total Non-Interest Income..........   145,892     145,406     135,730     136,271     136,597        427,028       409,295
                                       ----------  ----------  ----------  ----------  ----------   ------------  ------------

Compensation..........................  (188,099)   (184,468)   (177,297)   (183,495)   (181,728)      (549,864)     (537,238)
Other Non-Interest Expenses (Table 3)   (138,990)   (151,790)   (146,174)   (143,655)   (140,764)      (436,954)     (439,882)
                                       ----------  ----------  ----------  ----------  ----------   ------------  ------------
   Total Non-Interest Expenses........  (327,089)   (336,258)   (323,471)   (327,150)   (322,492)      (986,818)     (977,120)
                                       ----------  ----------  ----------  ----------  ----------   ------------  ------------
Income Before Taxes...................   228,273     217,630     212,855     211,364     220,989        658,758       602,668
Applicable Taxes......................   (78,723)    (74,188)    (71,964)    (69,839)    (73,335)      (224,875)     (196,914)
                                       ----------  ----------  ----------  ----------  ----------   ------------  ------------
Income before Extraordinary Item and
   Cumulative Effect of Accounting
   Change.............................   149,550     143,442     140,891     141,525     147,654        433,883       405,754
   Extraordinary Item.................         -           -           -           -           -              -        (7,730)
   Cumulative Effect of Accounting
      Change..........................         -           -           -           -           -              -        (7,885)
                                       ----------  ----------  ----------  ----------  ----------   ------------  ------------
Net Income............................ $ 149,550   $ 143,442   $ 140,891   $ 141,525   $ 147,654    $   433,883   $   390,139
                                       ==========  ==========  ==========  ==========  ==========   ============  ============
Income Per Share:
   Income before Extraordinary Item
     and Accounting Change............ $    0.94   $    0.91   $    0.88   $    0.91   $    0.93    $      2.73   $      2.54
   Net Income......................... $    0.94   $    0.91   $    0.88   $    0.91   $    0.93    $      2.73   $      2.44

Average Shares Outstanding............   160,510     157,666     159,464     156,279     157,667        159,217       159,684

Average Earning Assets (in millions).. $  44,597   $  43,764   $  43,550   $  41,906   $  41,242    $    43,974   $    39,318

Net Interest Margin...................      4.01%       4.06%       4.02%       4.16%       4.16%          4.03%         4.25%

Expense Ratio.........................     55.18%      57.14%      56.76%      56.69%      56.97%         56.35%        58.89%


Net Interest Income

Taxable equivalent net interest income in the third quarter of 1995 was $448.3 million, an increase of $18.1 million, or 4.2 percent, compared with the third quarter of last year. The growth was attributable to an increase of $3.4 billion, or 8.1 percent, in average earning assets, partially offset by a lower net interest margin, which decreased 15 basis points from 4.16 percent in the third quarter of 1994 to 4.01 percent in the third quarter of 1995.

For the first nine months of 1995, taxable equivalent net interest income rose $76.2 million, or 6.1 percent, over the corresponding period of 1994. The increase was attributable to a $4.7 billion, or 11.8 percent, increase in average earning assets, partially offset by a 22 basis point decrease in the net interest margin.

Further detail on average balances, yields and rates is shown in Table 7.


Provision for Possible Credit Losses

The Provision for Possible Credit Losses in the third quarter of 1995 amounted to $25.0 million, an increase from the $7.9 million in the same period one year ago, reflecting increased loan and lease volume. On a year-to-date basis, the provision was $65.2 million in 1995 versus $31.9 million in 1994. A comprehensive analysis of the related Allowance for Possible Credit Losses, charge-offs, nonperforming assets and ratios is presented in Table 5.


Securities Transactions

Securities gains or losses were insignificant over the last five quarters. The securities losses realized in the fourth quarter of 1994 were primarily attributable to the sale of U.S. Treasury securities from the Available-for-Sale portfolio.


Other Non-Interest Income

Non-Interest Income (excluding securities gains or losses) amounted to $144.4 million in the third quarter of 1995 versus $135.9 million in the comparable period of 1994, an increase of $8.5 million, or 6.3 percent. For the first three quarters of 1995 and 1994, Other Non-Interest Income totaled $423.9 million and $408.3 million, respectively. Table 2 and its related discussion provide additional details of the composition of Other Non-Interest Income.


Compensation

In the third quarter of 1995, compensation expense amounted to $188.1 million, which was $6.4 million, or 3.5 percent, higher than the third quarter of 1994.

For the first three quarters of 1995, compensation expense was $549.9 million, an increase of $12.6 million, or 2.4 percent, compared with the first three quarters of 1994. Salaries increased $10.6 million, or 2.6 percent, the net result of a 4.5 percent average merit increase partially offset by a 2.1 percent decrease in average full-time equivalent employment. Benefits expense increased $2.0 million, or 1.6 percent.

Other Non-Interest Expenses

Non-Interest Expenses (excluding compensation expense) totaled $139.0 million for the third quarter of 1995 compared with $140.8 million for the same quarter one year ago, a decrease of 1.3 percent. On a year-to-date basis, Other Non-Interest Expenses decreased 0.7 percent. Table 3 provides detail on the components of Other Non-Interest Expenses.


Income Taxes

Income Tax Expense was $78.7 million in the third quarter of 1995 versus $73.3 million in the same quarter last year. For the first three quarters of 1995 and 1994, Income tax expense was $224.9 million and $196.9 million, respectively. The Corporation's effective tax rate, when computed after adding the taxable equivalent adjustment to both pre-tax income and income tax expense, was 38 percent for the first nine months of both 1995 and 1994.

OTHER NON-INTEREST INCOME
-------------------------

The table below provides details of the composition of Other Non-Interest Income. The increase of $4.9 million in Foreign Exchange and Translation for the first nine months of 1995 compared with the 1994 period was due to increased profits from foreign exchange contracts. The decrease of $3.7 million in Profit on Mortgage Sales for the first nine months of 1995 was due to lower residential mortgage originations and related sales activity.




Table 2
Other Non-Interest Income
(in thousands)

                                                       Quarter Ended                    Year-to-Date
                                         ------------------------------------------    ----------------
                                         Sept.     June    March     Dec.     Sept.     September 30
                                         1995      1995     1995     1994     1994      1995     1994
                                        -------- -------- -------- -------- --------  -------- --------
Deposit Service Charges.................$ 41,777 $ 40,964  $40,107 $ 39,475 $ 40,752  $122,848 $120,521
Trust Income............................  41,568   42,242   38,511   40,042   39,400   122,321  117,313
Credit Card Fees........................  11,008   10,615    9,516   10,446   10,052    31,139   28,120
Data Processing Fees....................   9,587    8,741    7,979    8,214    8,416    26,307   23,460
Letter of Credit Fees...................   6,367    7,301    5,635    7,032    5,583    19,303   15,861
Other Domestic and International Fees...   4,716    6,474    4,980    5,641    5,105    16,170   16,068
Foreign Exchange and Translation........   4,861    5,063    4,012    4,066    3,126    13,936    9,036
Insurance Premiums and Commissions......   4,292    3,650    4,187    3,255    3,552    12,129   11,779
Mortgage Loan Servicing.................   3,738    3,818    3,770    3,933    4,061    11,326   12,335
Retail Banking Fees.....................   3,380    3,302    3,550    3,172    3,583    10,232   10,262
Rental Income...........................   2,502    2,584    2,466    2,575    2,574     7,552    7,860
Mutual Fund and Annuity Product Fees....   2,202    1,874    2,083    2,038    1,742     6,159    4,990
OREO Gains..............................   1,180    1,419      940    1,497    1,172     3,539    4,887
Securities Trading and Underwriting.....   1,433    1,339      678    1,541    1,371     3,450    4,484
Profit(Loss) on Mortgage Sales..........     744     (115)    (516)    (636)     112       113    3,782
Other...................................   5,044    5,827    6,456    7,494    5,256    17,327   17,492
                                        -------- -------- -------- -------- --------  -------- --------

   Total Other Non-Interest Income......$144,399 $145,098 $134,354 $139,785 $135,857  $423,851 $408,250
                                        ======== ======== ======== ======== ========  ======== ========

OTHER NON-INTEREST EXPENSES
---------------------------


The table below provides details of the composition of Other Non-Interest Expenses. The expense ratio for the first three quarters of 1995 improved to 56.35 percent from 58.89 percent for the 1994 period.

The decrease in FDIC & Other Regulatory Assessments in the third quarter of 1995 was the result of a reduction in the FDIC assessment rate for deposit insurance from 23 cents to 4 cents, retroactive to June 1, 1995. The increase in Amortization of Intangibles in 1995 was due to the increase in the balance of intangibles from the AmeriFed and Deerbank acquisitions. The increase in Marketing expense in the second quarter of 1995 was largely the result of a direct mail solicitation program for credit cards. The decrease in Operating and Other Taxes in the second quarter of 1995 was attributable to a refund of prior years' Indiana bank taxes. The increase in Public Relations expense in 1995 was largely due to an increase in charitable contributions.





Table 3
Other Non-Interest Expenses
(in thousands)

                                                       Quarter Ended                     Year-to-Date
                                         ------------------------------------------   ------------------
                                         Sept.    June      March     Dec.    Sept.      September 30
                                         1995     1995      1995      1994     1994     1995      1994
                                        -------- -------- -------- -------- --------  --------  --------
Occupancy..............................$ 29,115  $ 29,920 $ 30,407 $ 27,962 $ 29,242  $ 89,442  $ 89,291
Equipment..............................  23,239    22,775   22,863   21,714   21,387    68,877    66,126
FDIC & Other Regulatory Assessments....     173    16,507   16,607   16,616   16,631    33,287    50,047
Telephone..............................   8,338     8,847    8,173    7,379    7,687    25,358    23,753
Amortization of Intangibles............   8,659     7,521    7,504    6,290    6,415    23,684    19,516
Professional Services..................   9,034     7,540    6,851    7,033    6,449    23,425    20,449
Marketing..............................   6,091     9,931    5,656    6,595    5,351    21,678    15,292
Purchased Services.....................   7,111     7,516    6,172    6,518    7,255    20,799    21,970
Operating and Other Taxes..............   7,226     4,285    6,581    6,056    5,699    18,092    18,581
Postage................................   5,757     5,289    5,225    4,680    5,168    16,271    15,161
Travel and Entertainment...............   4,852     4,998    4,115    5,082    4,368    13,965    12,860
Stationery and Supplies................   4,287     3,202    4,123    3,844    3,803    11,612    12,788
Public Relations.......................   3,978     3,742    3,782    3,987    2,968    11,502     8,636
Loan and Credit Charges................   3,332     2,360    2,075    2,362    1,841     7,767     6,719
Armored Carrier and Cartage............   2,097     1,836    1,970    1,918    2,084     5,903     6,101
Federal Reserve Service Charges........   1,606     1,620    1,525    1,596    1,913     4,751     5,931
Other Insurance........................     978       927      892      804      938     2,797     2,812
OREO Expense...........................     540       982      466      822      950     1,988     3,360
Other..................................  12,577    11,992   11,187   12,397   10,615    35,756    40,489
                                       --------  -------- -------- -------- --------  --------  --------

   Total Other Non-Interest Expenses...$138,990  $151,790 $146,174 $143,655 $140,764  $436,954  $439,882
                                       ========  ======== ======== ======== ========  ========  ========

FINANCIAL CONDITION AND CAPITAL ACCOUNTS
----------------------------------------

The Corporation's consolidated balance sheet is presented on pages 1 and 2.

Total assets at September 30, 1995, were $48.5 billion, an increase of $1.4 billion since year-end 1994, principally the net result of an increase of $4.2 billion in Loans and Leases partially offset by a decrease of $2.7 billion in Investment Securities.

The $2.7 billion decrease in Investment Securities since year-end 1994 primarily reflects decreases in mortgage-backed U.S. Agency Securities due to sales from the Available-for-Sale portfolio and maturities from the Held-to-Maturity portfolio.

The increase in Total Loans and Leases of $4.2 billion since December 31, 1994, was mainly attributable to commercial loan growth of $1.7 billion, and increases in residential mortgages and consumer loans of $1.1 billion and $0.7 billion, respectively. The increase in residential mortgages related mostly to the AmeriFed and Deerbank acquisitions. The increase in mortgages held for sale of $0.3 billion reflected management's intent to hold less of the recent originations in the portfolio.

The $0.9 billion increase in Total Liabilities since year-end 1994 was the result of increases of $0.5 billion in deposit liabilities and $0.6 billion in Long-Term Debt, offset by a $0.2 billion decrease in Short-Term Borrowings.

The increase of $0.5 billion in total deposits was primarily the net result of an increase of $2.1 billion in Time Deposits, partially offset by decreases of $0.3 billion and $1.4 billion, respectively, in Savings and Foreign Office Deposits. The increase of $2.1 billion in Time Deposits consisted of a $2.0 billion increase in retail deposits and a $0.1 billion increase in large certificates of deposit. The increase in retail deposits reflected a leveling of the growth trend noted in the first quarter of this year caused by the competitive rate structure instituted by the Corporation's banks in 1994. In addition, approximately $0.8 billion of the increase in retail deposits was due to the acquisitions completed in 1995. The decreases in Foreign Office Deposits and Short-Term Borrowings occurred concurrent with the increase in large certificates of deposit, which is an alternative source of short-term funding, and the increase in Long-Term Debt.

The decrease of $0.2 billion in Short-Term Borrowings mostly reflects a net decrease in Federal Funds purchased and repurchase agreements, while the increase in Long-Term Debt of $0.6 billion reflects a $410 million increase in bank notes since year-end 1994 and the issuance in May 1995 of $200 million 7.125% Fixed Rate Subordinated Notes Due 2007.

Shareholders' Equity totaled $3.8 billion at September 30, 1995, an increase of $462 million since year-end 1994. In addition to a net increase of $275 million in Retained Earnings, the increase was also caused by a positive change in fair value of $120 million (net of tax) in Investment Securities Available-for-Sale, and a net decrease of $82 million in the amount of Treasury Stock held.

ANALYSIS OF CAPITAL
-------------------


The table that follows presents the components of Tier I Capital and Total Capital. Both Tier I and Total capital ratios exceed the regulatory minimum requirements of 4.0 percent and 8.0 percent, respectively. The Tier I Leverage Ratio, also presented below, exceeds the regulatory minimum of 3.0 percent.




Table 4
Analysis of Capital
(dollars in thousands)

                                                  Sept. 30     June 30      March 31     Dec. 31      Sept. 30
                                                    1995         1995         1995         1994         1994
                                                 -----------  -----------  -----------  -----------  -----------
Capital Components:
 Tier 1 Capital:
  Common Shareholders' Equity..................  $3,753,302   $3,602,266   $3,504,996   $3,291,543   $3,254,587
  Intangible Assets and Other
       Adjustments.............................    (368,908)    (303,510)    (269,401)    (111,670)    (159,834)
                                                 -----------  -----------  -----------  -----------  -----------

    Total Tier 1 Capital.......................  $3,384,394   $3,298,756   $3,235,595   $3,179,873   $3,094,753
                                                 ===========  ===========  ===========  ===========  ===========


 Total Capital:
  Common Shareholders' Equity..................  $3,753,302   $3,602,266   $3,504,996   $3,291,543   $3,254,587
  Qualifying Allowance for Possible
       Credit Losses...........................     487,726      469,803      458,157      435,051      423,700
  Qualifying Long-Term Debt....................   1,300,000    1,300,000    1,102,000    1,102,000      852,000
  Intangible Assets and Other
       Adjustments.............................    (378,726)    (313,084)    (276,828)    (117,021)    (164,006)
                                                 -----------  -----------  -----------  -----------  -----------

    Total Capital..............................  $5,162,302   $5,058,985   $4,788,325   $4,711,573   $4,366,281
                                                 ===========  ===========  ===========  ===========  ===========


Ratios (End of Period):
 Risk-Based Capital Ratios:
  Tier 1 Capital Ratio.........................        7.99 %       7.99 %       8.20 %       8.44 %       8.63 %
  Total Capital Ratio..........................       12.19 %      12.25 %      12.14 %      12.50 %      12.18 %

 Tier 1 Leverage Ratio.........................        7.03 %       6.91 %       6.81 %       6.77 %       6.82 %


ALLOWANCE FOR POSSIBLE CREDIT LOSSES
------------------------------------


An analysis of the changes in the Allowance for Possible Credit Losses and related credit quality data is presented below. The Allowance at September 30, 1995, of $487.7 million was equal to 1.46 percent of total loans and leases, slightly below the percentages at December 31, 1994, and September 30, 1994. While the Allowance has increased by 15.1 percent over the past year, nonperforming loans have increased by only 2.0 percent, generating an improvement in the Allowance as a percent of nonperforming loans and leases to 269.36 percent as of September 30, 1995, compared with 241.64 percent at year-end 1994 and 238.64 percent at September 30, 1994.

The Corporation recorded net charge-offs of $21.7 million for the first nine months of 1995, representing an annualized net charge-off ratio of 0.09 percent, compared with net charge-offs of $31.7 million and an annualized net charge-off ratio of 0.16 percent in the comparable period of 1994.

Nonperforming loans and leases totaled $181.1 million as of September 30, 1995, compared with $180.0 million at December 31, 1994, and $177.5 million at the end of the third quarter of 1994.




Table 5
(dollars in thousands)

Allowance for Possible Credit Losses

                                                                         Quarter Ended                        Year-to-Date
                                                       -------------------------------------------------   -------------------
                                                       September   June      March   December  September      September 30
                                                         1995      1995      1995      1994      1994        1995      1994
                                                       --------- --------- --------- --------- ---------   --------- ---------
Balance at Beginning of Period.........................$469,803  $458,157  $435,051  $423,700  $423,624    $435,051  $423,030
Provision for Credit Losses............................  25,038    20,091    20,096    20,086     7,907      65,225    31,946
Acquisition and Other..................................   6,423       209     2,506        (3)       30       9,138       458
Charge-Offs............................................ (31,161)  (31,116)  (19,239)  (33,706)  (25,395)    (81,516)  (87,320)
Recoveries.............................................  17,623    22,462    19,743    24,974    17,534      59,828    55,586
                                                       --------- --------- --------- --------- ---------   --------- ---------

   Net (Charge-Offs)Recoveries......................... (13,538)   (8,654)      504    (8,732)   (7,861)    (21,688)  (31,734)
                                                       --------- --------- --------- --------- ---------   --------- ---------

Balance at End of Period...............................$487,726  $469,803  $458,157  $435,051  $423,700    $487,726  $423,700
                                                       ========= ========= ========= ========= =========   ========= =========

Net Loan (Charge-Offs)Recoveries by Category:

Commercial and Foreign................................. ($2,189)   $3,605    $4,583      $806   ($2,397)     $5,999  ($16,025)
Real Estate Construction...............................      59    (3,998)    2,142       765       758      (1,797)    1,419
Residential Mortgage...................................     (94)       (5)      (11)     (226)      (60)       (110)     (270)
Consumer............................................... (10,770)   (8,021)   (7,117)   (9,547)   (6,256)    (25,908)  (16,336)
Lease Financing........................................    (544)     (235)      907      (530)       94         128      (522)
                                                       --------- --------- --------- --------- ---------   --------- ---------
   Total Net (Charge-Offs)Recoveries...................($13,538)  ($8,654)     $504   ($8,732)  ($7,861)   ($21,688) ($31,734)
                                                       ========= ========= ========= ========= =========   ========= =========

Net Charge-Off(Recovery)
   Ratio (Annualized)..................................    0.16%     0.11%   (0.01)%     0.12%     0.12%       0.09%     0.16%

Allowance for Possible Credit Losses as a Percent of:

   Total Loans and Leases..............................    1.46%     1.47%     1.49%     1.49%     1.52%       1.46%     1.52%

   Nonperforming Loans and
        Leases.........................................  269.36%   262.60%   274.76%   241.64%   238.64%     269.36%   238.64%

------------------------------------------------------------------------------------------------------------------------------
Analysis of Nonperforming Assets*
                                                       Sept. 30   June 30  March 31   Dec. 31  Sept. 30
                                                         1995      1995      1995      1994      1994
                                                       --------- --------- --------- --------- ---------
Loans:
   Non-Accrual.........................................$162,083  $159,922  $147,760  $157,141  $177,491
   Restructured........................................  18,983    18,983    18,986    22,900        56
                                                       --------- --------- --------- --------- ---------
     Total Loans....................................... 181,066   178,905   166,746   180,041   177,547
Other Real Estate Owned................................  31,597    28,365    28,334    29,376    27,962
                                                       --------- --------- --------- --------- ---------
     Total Nonperforming Assets........................$212,663  $207,270  $195,080  $209,417  $205,509
                                                       ========= ========= ========= ========= =========

Nonperforming Assets as a Percent of:

   Total Loans and Leases..............................    0.64%     0.65%     0.63%     0.72%     0.74%

   Allowance for Possible
     Credit Losses.....................................   43.60%    44.12%    42.58%    48.14%    48.50%

*Excludes Loans 90 Days or More Past Due and Still Accruing Interest
------------------------------------------------------------------------------------------------------------------------------

Loans 90 Days or More Past Due
   and Still Accruing Interest......................... $47,768   $42,380   $42,236   $44,750   $45,984


ORGANIZATIONAL PERFORMANCE
--------------------------


Table 6 presents performance data and other information organized by the three major geographical banking markets serviced by the Corporation.





Table 6
Organizational Performance
(dollars in thousands)


For the Quarter Ended September 30, 1995          Michigan    Indiana     Illinois    All Other     Total
------------------------------------------------  ----------  ----------  ----------  ----------  ----------
Net Income......................................  $ 103,076   $  31,293   $  20,793   $  (5,612)  $ 149,550
Average Earning Assets ($ millions).............     28,684       9,454       6,333         126      44,597

Return on Assets................................       1.32 %      1.21 %      1.20 %         -        1.23 %

Full-Time Equivalent Employees..................      8,609       4,764       2,353       2,412      18,138


For the Quarter Ended June 30, 1995
------------------------------------------------

Net Income......................................  $  93,857   $  34,820   $  19,487   $  (4,722)  $ 143,442
Average Earning Assets ($ millions).............     28,757       9,438       5,669        (100)     43,764

Return on Assets................................       1.20 %      1.34 %      1.26 %         -        1.20 %

Full-Time Equivalent Employees..................      8,517       4,776       2,154       2,395      17,842


For the Quarter Ended March 31, 1995
------------------------------------------------

Net Income......................................  $  90,510   $  32,559   $  18,658   $    (836)  $ 140,891
Average Earning Assets ($ millions).............     28,796       9,383       5,730        (359)     43,550

Return on Assets................................       1.16 %      1.26 %      1.20 %         -        1.18 %

Full-Time Equivalent Employees..................      8,512       4,856       2,229       2,402      17,999


For the Quarter Ended December 31, 1994
------------------------------------------------

Net Income......................................  $ 102,085   $  24,659   $  17,117   $  (2,336)  $ 141,525
Average Earning Assets ($ millions).............     28,334       9,241       4,878        (547)     41,906

Return on Assets................................       1.32 %      0.95 %      1.30 %         -        1.23 %

Full-Time Equivalent Employees..................      8,404       5,011       1,897       2,480      17,792


For the Quarter Ended September 30, 1994
------------------------------------------------

Net Income......................................  $ 101,425   $  28,593   $  18,372   $    (736)  $ 147,654
Average Earning Assets ($ millions).............     27,814       9,182       4,773        (527)     41,242

Return on Assets................................       1.34 %      1.12 %      1.43 %         -        1.31 %

Full-Time Equivalent Employees..................      8,551       5,157       1,942       2,576      18,226



AVERAGE BALANCES, YIELDS AND RATES
----------------------------------

The following table presents average asset and liability balances and related yields and rates for the latest five quarters and the year-to-date periods.


Table 7
Average Balances, Yields and Rates
(Yields are on a fully taxable equivalent basis.)
(dollars in millions)

                                     Third Quarter     Second Quarter    First Quarter     Fourth Quarter    Third Quarter
                                         1995              1995              1995              1994              1994
                                     --------------    --------------    --------------    --------------    --------------
                                     Average Yield/    Average Yield/    Average Yield/    Average Yield/    Average Yield/
                                     Balance  Rate     Balance  Rate     Balance  Rate     Balance  Rate     Balance  Rate
                                     ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Assets:
Interest-Bearing Deposits...........$   657   6.26 %  $   668   6.99 %  $   711   6.43 %  $   624   5.40 %  $   682   5.37 %
Federal Funds Sold and
  Resale Agreements.................     94   6.38        145   6.18        280   5.95        219   5.39        245   4.62
Trading Account Securities..........    168   5.67        122   5.79        122   5.96        185   5.44        159   4.80
Investment Securities:
 U.S. Treasury......................    947   6.51        967   6.58      1,083   6.69      1,095   5.87      1,231   5.55
 U.S. Government Agencies...........  8,072   6.89      8,572   6.93      9,472   6.86      9,706   6.76      9,938   6.56
 States and Political
   Subdivisions.....................  1,343   9.41      1,413   8.82      1,468   9.14      1,498   9.37      1,459   9.44
 Other..............................    262   7.18        295   7.95        318   7.35        321   6.64        332   5.98
                                     ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Investment Securities......... 10,624   7.19     11,247   7.16     12,341   7.13     12,620   6.99     12,960   6.77
                                     ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Loans and Leases:
 Commercial......................... 17,249   8.81     16,870   9.09     15,803   8.92     15,014   8.41     14,549   7.88
 Real Estate Construction...........    915   9.63        886   9.93        855   9.42        801   8.89        763   7.88
 Residential Mortgage...............  4,665   7.88      4,027   7.85      3,891   7.79      3,293   7.61      3,084   7.55
 Consumer...........................  8,226   9.17      7,869   9.17      7,712   8.98      7,537   8.70      7,313   8.59
 Lease Financing....................    417  10.05        393  10.07        368   9.91        343   9.74        314   9.52
 Foreign............................  1,582   7.37      1,537   7.39      1,467   7.23      1,270   7.04      1,173   5.89
                                     ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Loans and Leases.............. 33,054   8.74     31,582   8.91     30,096   8.73     28,258   8.36     27,196   7.97
                                     ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Earning Assets................ 44,597   8.32 %   43,764   8.41 %   43,550   8.22 %   41,906   7.87 %   41,242   7.52 %
                                             ======            ======            ======            ======            ======

Cash and Due From Banks.............  2,440             2,479             2,327             2,509             2,328
Other Assets........................  2,222             2,159             2,135             2,064             2,074
Less Allowance for Possible
  Credit Losses.....................   (487)             (473)             (452)             (432)             (434)
                                     -------           -------           -------           -------           -------
Total Assets........................$48,772           $47,929           $47,560           $46,047           $45,210
                                     =======           =======           =======           =======           =======

Liabilities and Shareholders'
  Equity:
Interest-Bearing Deposits:
   Savings..........................$ 7,468   2.64 %  $ 7,395   2.73 %  $ 7,588   2.73 %  $ 7,597   2.46 %  $ 7,797   2.34 %
   Money Market Accounts............  5,096   4.42      4,928   4.51      4,971   4.35      5,048   3.71      5,208   3.22
   Time............................. 11,791   5.76     11,147   5.69     10,974   5.37      9,915   4.86      9,205   4.48
   Foreign Office...................  3,063   6.01      3,069   6.21      2,864   6.05      2,963   5.22      2,981   4.71
                                     ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Interest-Bearing
  Deposits.......................... 27,418   4.69     26,539   4.71     26,397   4.49     25,523   3.96     25,191   3.59
                                     ------- ------    ------- ------    ------- ------    ------- ------    ------- ------

Short-Term Borrowings...............  7,027   6.10      7,471   6.21      7,833   5.99      7,404   5.27      7,182   4.67
Long-Term Debt......................  3,052   6.71      2,886   6.69      2,624   6.57      2,420   6.33      2,375   6.08
                                     ------- ------    ------- ------    ------- ------    ------- ------    ------- ------
Total Interest-Bearing
  Liabilities....................... 37,497   5.12 %   36,896   5.17 %   36,854   4.96 %   35,347   4.39 %   34,748   3.98 %
                                             ======            ======            ======            ======            ======
Demand Deposits.....................  6,540             6,472             6,293             6,472             6,297
Other Liabilities...................    966               980               917               915               877
Shareholders' Equity................  3,769             3,581             3,496             3,313             3,288
Total Liabilities and                -------           -------           -------           -------           -------
  Shareholders' Equity..............$48,772           $47,929           $47,560           $46,047           $45,210
                                     =======           =======           =======           =======           =======

Interest Rate Spread................          3.20 %            3.24 %            3.26 %            3.48 %            3.54 %
                                             ======            ======            ======            ======            ======

Net Interest Margin.................          4.01 %            4.06 %            4.02 %            4.16 %            4.16 %
                                             ======            ======            ======            ======            ======

The FTE adjustments are computed using a combined federal and state income tax rate of 36.4% in 1995 and 1994.
The combined amounts for Investment Securities Available-for-Sale and Held-to-Maturity are based on their respective carrying values.  Based on the amortized cost of Investment Securities Available-for-Sale, the combined average balance for the Third
Quarter 1995 would be $10,684 million and the average yield would be 7.14%, and the combined average balance for Year-to-Date
September 30, 1995, would be $11,514 million and the average yield would be 7.09%.


Page 24

Table 7 (cont'd.)
Average Balances, Yields and Rates
(Yields are on a fully taxable equivalent basis.)
(dollars in millions)

                                      Year-to-Date       Year-to-Date
                                      September 30,      September 30,
                                          1995              1994
                                     ---------------    ---------------
                                     Average  Yield/    Average  Yield/
                                     Balance   Rate     Balance   Rate
                                     -------  ------    -------  ------
Assets:
Interest-Bearing Deposits...........$   678    6.56 %  $   660    4.90 %
Federal Funds Sold and
  Resale Agreements.................    172    6.09        183    4.18
Trading Account Securities..........    138    5.79        128    4.52
Investment Securities:
 U.S. Treasury......................    999    6.60      1,475    5.38
 U.S. Government Agencies...........  8,700    6.90      8,745    6.49
 States and Political
   Subdivisions.....................  1,408    9.12      1,476    8.81
 Other..............................    291    7.52        355    4.84
                                     -------  ------    -------  ------
Total Investment Securities......... 11,398    7.16     12,051    6.59
                                     -------  ------    -------  ------
Loans and Leases:
 Commercial......................... 16,646    8.94     14,204    7.47
 Real Estate Construction...........    885    9.66        757    7.56
 Residential Mortgage...............  4,197    7.84      2,918    7.52
 Consumer...........................  7,938    9.10      7,017    8.57
 Lease Financing....................    393   10.01        296    9.95
 Foreign............................  1,529    7.33      1,104    5.85
                                     -------  ------    -------  ------
Total Loans and Leases.............. 31,588    8.79     26,296    7.73
                                     -------  ------    -------  ------
Total Earning Assets................ 43,974    8.31 %   39,318    7.30 %
                                              ======             ======

Cash and Due From Banks.............  2,416              2,326
Other Assets........................  2,172              2,012
Less Allowance for Possible
  Credit Losses.....................   (471)              (434)
                                     -------            -------
Total Assets........................$48,091            $43,222
                                     =======            =======

Liabilities and Shareholders'
  Equity:
Interest-Bearing Deposits:
   Savings..........................$ 7,483    2.70 %  $ 7,861    2.31 %
   Money Market Accounts............  4,999    4.43      5,355    2.90
   Time............................. 11,307    5.61      8,642    4.35
   Foreign Office...................  3,000    6.09      2,610    4.40
                                     -------  ------    -------  ------
Total Interest-Bearing
  Deposits.......................... 26,789    4.63     24,468    3.38
                                     -------  ------    -------  ------

Short-Term Borrowings...............  7,440    6.10      6,392    4.02
Long-Term Debt......................  2,856    6.66      1,940    6.08
                                     -------  ------    -------  ------
Total Interest-Bearing
  Liabilities....................... 37,085    5.08 %   32,800    3.66 %
                                              ======             ======

Demand Deposits.....................  6,436              6,249
Other Liabilities...................    954                870
Shareholders' Equity................  3,616              3,303
                                     -------            -------
Total Liabilities and
  Shareholders' Equity..............$48,091            $43,222
                                     =======            =======

Interest Rate Spread................           3.23 %             3.64 %
                                              ======             =====

Net Interest Margin.................           4.03 %             4.25 %
                                              ======             ======


RATE SENSITIVITY ANALYSIS
-------------------------


The following table summarizes the Rate Sensitivity of Earning Assets and Funding Sources as of September 30, 1995. Balances are distributed to future calendar periods based primarily on contractual interest rate repricing dates and on contractual maturity (including principal amortization) dates. Maturity distributions, however, are modified based on historical differences between contractual versus actual payment flows and to reflect management's assumptions as to the effect current interest rate levels may have on historical principal prepayment trends. Additionally, distributions reflect management's current assumptions as to repricing frequency of indeterminate maturity liabilities and changes in deposit balances in reaction to interest rate levels.

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

To mitigate the risk to earnings of changes in interest rates, it is the Corporation's policy that the cumulative funding gap out to one year may not exceed 10 percent of total earning assets. A funding gap in excess of 5 percent requires Board of Directors approval. In addition, the Corporation has an "interest rate shock" policy which specifies that in the event of an immediate change in interest rates of 3 percentage points, the existing funding gap would not cause the average interest rate margin over the ensuing year to decline by more than 10 percent.




Rate Sensitivity of Earning Assets and Funding Sources
(in millions)

                                                                          As of September 30, 1995
                                                   -------------------------------------------------------------------
                                                    1-30      31-90    91-180    181-365     1-5     Over 5
                                                    Days      Days      Days      Days      Years     Years     Total
                                                   -------   -------   -------   -------   -------   -------   -------
Interest-Bearing Deposits....................... $    669  $      -  $      -  $      -  $      -  $      -  $    669
Federal Funds Sold and Resale Agreements........      210         -         -         -         -         -       210
Trading Account Securities......................      205         -         -         -         -         -       205
Investment Securities...........................      611       681     1,004     1,501     3,668     2,235     9,700
Commercial Loans................................   11,399     1,686       705       615     2,296       498    17,199
Real Estate Construction Loans..................      638        69        54        26       126        23       936
Residential Mortgage Loans......................       84       216       515       855     2,114       638     4,422
Mortgage Loans Held For Sale....................      228       114         -         -         -         -       342
Consumer Loans..................................    2,231       517       693     1,179     3,337       416     8,373
Lease Financing.................................       12        24        36        66       275        15       428
Foreign Loans...................................    1,634        43        21        15         -         -     1,713
                                                   -------   -------   -------   -------   -------   -------   -------
          Total Earning Assets.................. $ 17,921  $  3,350  $  3,028  $  4,257  $ 11,816  $  3,825  $ 44,197
                                                   -------   -------   -------   -------   -------   -------   -------

Savings Deposits................................ $  3,236  $      -  $      -  $      -  $  4,106  $      -  $  7,342
Money Market Accounts...........................    4,247         -         -         -       784         -     5,031
Time Deposits...................................    1,760     1,916     1,935     1,837     2,681        70    10,199
Foreign Office Deposits.........................    4,402        25         -         -         -         -     4,427
Short-Term Borrowings...........................    5,241       397       323       926        54         -     6,941
Long-Term Debt..................................        2        97       101       577     1,134     1,200     3,111
Non-Interest-Bearing Liabilities and Equity
   Capital......................................    1,007         -         -         -     3,355     2,784     7,146
                                                   -------   -------   -------   -------   -------   -------   -------
          Total Sources of Funding.............. $ 19,895  $  2,435  $  2,359  $  3,340  $ 12,114  $  4,054  $ 44,197
                                                   -------   -------   -------   -------   -------   -------   -------
Asset(Liability) Funding Gap.................... $ (1,974) $    915  $    669  $    917  $   (298) $   (229) $      -
                                                   -------   -------   -------   -------   -------   -------   -------
Net Interest Rate Swap Position................. $    118  $    580  $   (726) $   (172) $    (56) $    256  $      -
                                                   -------   -------   -------   -------   -------   -------   -------
Net Asset(Liability) Funding Gap................ $ (1,856) $  1,495  $    (57) $    745  $   (354) $     27  $      -
                                                   -------   -------   -------   -------   -------   -------   -------

Cumulative Net Asset(Liability) Funding Gap..... $ (1,856) $   (361) $   (418) $    327  $    (27) $      -  $      -
                                                   =======   =======   =======   =======   =======   =======   =======

Cumulative Net Asset(Liability) Funding Gap as
  a Percent of Total Earning Assets.............    (4.20)%   (0.82)%   (0.95)%    0.74 %   (0.06)%
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

To more closely monitor the earnings risk of interest rate changes, the Corporation regularly performs simulation analyses of the effect that specific interest rate changes would have on net interest income and net interest margin. Utilizing September 30, 1995, data shown in the preceding table, a simulation based on interest rates rising by 1 percentage point, in increments of 25 basis points, over a four-month period indicates that average interest margin for the 12 months subsequent to September 30, 1995, would be 3 basis point higher than if rates were unchanged. A simulation based on interest rates corresponding to the September 30, 1995, forward yield curve indicates that the margin would increase by 2 basis point in comparison to a static rate environment. A "shock" analysis, calculated on the basis of an immediate 3 percentage point increase in rates, would cause the average interest margin for the following 12 months to decline by an amount significantly less than the policy limit of 10 percent.

The Corporation utilizes interest rate swap contracts to alter the funding gap, or interest sensitivity, on the balance sheet. At September 30, 1995, there were $2.1 billion notional amount of interest rate swap contracts outstanding for rate management purposes, of which $1.2 billion notional amount had terms whereby the Corporation was paying a fixed rate of interest and receiving a variable rate. The rate management swaps reduced net interest income by $12.6 million, or 4 basis points, for the first nine months of 1995 and by $29.8 million, or 10 basis points, in the comparable period of 1994.

During the first nine months of 1995, the Corporation elected to terminate certain rate management swap contracts which were hedging short-term borrowings. The terminations enabled the Corporation to maintain its cumulative gap position within one year in a neutral position in light of changes in its interest rate sensitivity profile. As of September 30, 1995, there was $10.5 million of deferred losses on swap terminations which will be amortized over a period of approximately two years.

See Note D to the interim consolidated financial statements for further information on interest rate contracts.


INTERNATIONAL BANKING
---------------------

At September 30, 1995, the Corporation had total foreign cross-border outstandings of $1.0 billion. Foreign outstandings consist primarily of interest-bearing deposits, bankers acceptances, federal funds sold, and loans denominated in dollars or other non-local currency. Assets denominated in the local currency are included to the extent they are not hedged or are not funded by local borrowings. An item is classified as either foreign or domestic based on the domicile of the party ultimately responsible for payment.

At September 30, 1995, the Corporation had no foreign outstandings to any individual country which exceeded 0.75 percent of total assets. However, foreign cross-border outstandings at September 30, 1995, were $30.2 million (excluding $98.9 million par value of obligations collateralized by U. S. Treasury securities) for all countries that the Corporation considers to be experiencing severe economic and liquidity problems. Of such outstandings, none were nonperforming. No special reserve was required to be established under the International Lending Supervision Act of 1983.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ----------------------------------------------------

         The Corporation ("NBD") held a special meeting of stockholders on October 20, 1995, to consider and vote upon a proposal to approve and adopt a Merger Agreement, dated as of July 11, 1995, as amended, by and between NBD and First Chicago Corporation pursuant to which First Chicago will merge with and into NBD under the name "First Chicago
         NBD Corporation"; the number of authorized shares of common stock of NBD will be increased to 750,000,000; and the Series A Preferred Stock, no shares of which are currently issued and outstanding, will be deleted and certain series of new preferred stock will be designated. Following are the results of the voting:

                                   Number of Shares
                                   ----------------
                       For:         116,642,706.2
                       Against:       3,051,366.7
                       Abstain:         529,845.4

                     PART II - OTHER INFORMATION (cont'd.)


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
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

                   (i) Financial Statements of Business Acquired

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

                     PART II - OTHER INFORMATION (cont'd.)


                      Consolidated Interim Statement of Cash Flows - Three Months Ended March 31, 1995 and 1994 (Unaudited)

                      Notes to Consolidated Interim Financial Statements (Unaudited)

                (ii) Pro Forma Financial Information

                      The following pro forma condensed combined financial statements (unaudited) of the Corporation reflecting the proposed merger with First Chicago Corporation:

                      Pro Forma Condensed Combined Balance Sheet - March 31, 1995 (Unaudited)

                      Pro Forma Condensed Combined Statement of Income - Three Years Ended December 31, 1994, 1993 and 1992 and Three Months Ended March 31, 1995 and 1994 (Unaudited)

                      Notes to Pro Forma Condensed Combined Financial Statements (Unaudited)

                (iii) Exhibits

                      (23) Consent of Arthur Andersen LLP


                The Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission dated August 15, 1995, referencing under Item 5 the above noted Current Reports on Form 8-K dated July 11, 1995 and July 21, 1995, and filing under Item 7 the following Financial Statements:

                (i) Financial Statements of Business Acquired

                      The following financial statements of First Chicago Corporation and subsidiaries:

                      Consolidated Interim Balance Sheet - June 30, 1995 and 1994 (Unaudited)

                      Consolidated Interim Statement of Income - Three and Six Months Ended June 30, 1995 and 1994 (Unaudited)

                      Consolidated Interim Statement of Changes in
                      Stockholders' Equity - Six Months Ended June 30, 1995 and 1994 (Unaudited)

                      Consolidated Interim Statement of Cash Flows - Six Months Ended June 30, 1995 and 1994 (Unaudited)

                      Notes to Consolidated Interim Financial Statements (Unaudited)

                (ii)  Pro Forma Financial Information

                      The following pro forma condensed combined financial statements (unaudited) of the Corporation reflecting the proposed merger with First Chicago Corporation:

                     PART II - OTHER INFORMATION (cont'd.)


                      Pro Forma Condensed Combined Balance Sheet - June 30, 1995 (Unaudited)

                      Pro Forma Condensed Combined Statement of Income - Six Months Ended June 30, 1995 and 1994 (Unaudited)

                      Notes to Pro Forma Condensed Combined Financial Statements (Unaudited)


           The Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission dated September 18, 1995, reporting under Item 4 the change in the Corporation's certifying accountant from Deloitte & Touche LLP to Arthur Andersen LLP, effective as of September 18, 1995.


           The Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission dated October 20, 1995, reporting under Item 5 the following events:

             The October 20, 1995, stockholder approval of the Corporation's proposed merger with First Chicago Corporation; management's expectation of the completion date of the proposed merger to be November 30, 1995; and the related combined dividend dates.

             The November 7, 1995, Board of Governors of the Federal Reserve System approval of the Corporation's application for the merger with First Chicago Corporation.

             The November 10, 1995, announcement of the appointments to the Board of Directors of First Chicago NBD Corporation following the effective date of the Corporation's proposed merger with First Chicago Corporation, and the appointments to the Board of Directors of the First National Bank of Chicago and NBD Bank (Michigan).

Page 31
                                SIGNATURES

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

   November 13, 1995