Form 10-K405
period 1995-12-31
FIRST CHICAGO NBD CORP
filed 1996-03-27
CIK 70040

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 1-7127

                         FIRST CHICAGO NBD CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              36-1984850
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
                           ONE FIRST NATIONAL PLAZA
                            CHICAGO, ILLINOIS 60670
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)
      Registrant's telephone number, including area code: (312) 732-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
-------------------                                     -----------------------
Common Stock, $1.00 par value                           New York Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends, Series B ($100 stated value), no par value  New York Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends, Series C ($100 stated value), no par value  New York Stock Exchange
Depositary Shares, each representing one-twenty-fifth
 of a share of 8.45% Cumulative Preferred Stock,
 Series E ($625 stated value), no par value             New York Stock Exchange
Depositary Shares, each representing one-hundredth of
 a share of 5 3/4% Cumulative Convertible Preferred
 Stock, Series B ($5,000 stated value),
 no par value                                           New York Stock Exchange
7 1/2% Preferred Purchase Units                         New York Stock Exchange
7 1/4% Subordinated Debentures Due 2004                 New York Stock Exchange
8.10% Subordinated Notes Due 2002                       New York Stock Exchange
8 1/2% Notes Due June 1, 1998                           New York Stock Exchange
5 1/2% Exchangeable Notes Due February 15, 1997         New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF CLASS
--------------
8.45% Cumulative Preferred Stock, Series E ($625
 stated value)
5 3/4% Cumulative Convertible Preferred Stock, Series
 B ($5,000 stated value)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by nonaffiliates of the Corporation as of December 31, 1995, was approximately $11,268,000,000. At December 31, 1995, the Corporation had 315,241,109 shares of its Common Stock, $1.00 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PORTIONS OF THE CORPORATION'S DEFINITIVE PROXY STATEMENT DATED APRIL 5,
1996, ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FIRST CHICAGO NBD CORPORATION

                                FORM 10-K INDEX

                                                                            PAGE
                                                                            ----
PART I

 Item 1.    Business.....................................................     2
            Description of Business......................................     2
            Employees....................................................     6
            Competition..................................................     6
            Monetary Policy and Economic Controls........................     6
            Supervision and Regulation...................................     6
            Financial Review.............................................    12
 Item 2.    Properties...................................................    86
 Item 3.    Legal Proceedings............................................    87
 Item 4.    Submission of Matters to a Vote of Security Holders..........    87
 Executive Officers of the Registrant.....................................   87

PART II

 Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters.....................................................    88
 Item 6.    Selected Financial Data......................................    88
 Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    88
 Item 8.    Financial Statements and Supplementary Data..................    88
 Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    88

PART III

 Item 10.   Directors and Executive Officers of the Registrant...........    88
 Item 11.   Executive Compensation.......................................    88
 Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    88
 Item 13.   Certain Relationships and Related Transactions...............    88

PART IV

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................    89

                                    PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

                                    General

  First Chicago NBD Corporation (the "Corporation"), incorporated in Delaware in 1972, is a multibank holding company registered under the Bank Holding Company Act of 1956 (the "BHC Act"). The Corporation is the surviving corporation resulting from the merger (the "Merger"), effective December 1, 1995, of First Chicago Corporation ("FCC"), a Delaware corporation and registered bank holding company, with and into NBD Bancorp, Inc. ("NBD"), also a Delaware corporation and registered bank holding company. Through its bank subsidiaries, the Corporation provides consumer and corporate banking products and services. The Corporation's lead bank subsidiary is The First National Bank of Chicago ("FNBC"). The Corporation also is the parent corporation of NBD Bank (Michigan) ("NBD Michigan"), American National Bank and Trust Company of Chicago ("ANB"), FCC National Bank ("FCCNB"), NBD Bank, N.A. (Indiana) ("NBD Indiana"), NBD Bank (Illinois) ("NBD Illinois"), NBD Bank (Florida) ("NBD Florida"), and several other bank subsidiaries. In addition, the Corporation directly or indirectly owns the stock of various nonbank companies engaged in businesses related to banking and finance. The Corporation also directly or indirectly raises funds principally to finance the operations of its nonbank subsidiaries. A substantial portion of the Corporation's annual income typically has been derived from dividends from its subsidiaries and from interest on loans, some of which are subordinated, to its subsidiaries.

  The Corporation, on an ongoing basis, evaluates its existing business operations and organizational structures, and routinely explores opportunities for additional acquisitions of financial institutions and other financial services-related businesses and assets. In addition, the Corporation occasionally sells assets, or exits businesses or markets determined not to be consistent with the Corporation's overall business strategy. During 1995, the Corporation consummated its previously announced acquisitions of Deerbank Corporation and AmeriFed Financial Corp., and the related thrift subsidiary mergers into NBD Illinois. On January 25, 1996, the Corporation executed a definitive agreement to acquire Barrington Bancorp, Inc. ("Barrington"), a one-thrift holding company with assets of approximately $68 million; the transaction, which is subject to the approval of Barrington's stockholders and various regulatory authorities, is expected to close in mid-1996, at which time the thrift subsidiary will merge into FNBC. On February 23, 1996, the Corporation sold substantially all of the assets and deposits of NBD Bank
(Ohio). During 1996, the Corporation intends to merge NBD Illinois with and into FNBC and consolidate NBD Illinois' retail and middle market banking operations with those of FNBC and ANB.

  The Corporation engages primarily in four lines of business--Credit Card; Regional Banking, which includes retail banking and middle market banking; Corporate and Institutional Banking; and Corporate Investments. Each of these businesses is conducted through the Corporation's bank and nonbank subsidiaries, as described below.

                                  Credit Card

  Credit Card has primary responsibility for developing and marketing credit card products and related services to individuals nationwide using direct response, telemarketing and other techniques that do not require a local physical presence. While the Corporation's proprietary First Card line of VISA and MasterCard accounts are the primary Credit Card products, other products include check-accessed lines of credit and certificates of deposit.

  The majority of the Corporation's credit card accounts are owned and administered by FCCNB, a Delaware-based national banking association. FCCNB ranks among the largest issuers of bank credit cards in the United States. The Corporation's Credit Card operations centers are located in Wilmington, Delaware; Elgin, Illinois; Indianapolis, Indiana; Troy, Michigan; and Uniondale (Long Island), New York. At December 31, 1995, Credit Card managed approximately $17.5 billion in card-related receivables.

                               Regional Banking

Retail Banking

  Retail banking is conducted primarily through FNBC, NBD Michigan, NBD Indiana, NBD Illinois and NBD Florida by providing traditional retail banking products and services to consumers. Products and services offered include demand, savings and time deposit accounts; installment loans and related services; lines of credit and other open-end credit products; mortgage banking; electronic banking; safekeeping; nondeposit investment products and related services including mutual funds, annuities and discount brokerage services; and trust and investment services. Trust and investment services include financial planning, estate planning, retirement planning, tax counseling, custody services, and fiduciary services including acting as executor, administrator and personal representative of estates.

  Retail banking offers an array of additional financial services, including property and casualty insurance, and credit life and other life insurance products. The Corporation also manages two proprietary mutual fund families, the Woodward and Prairie Funds, that comprise a variety of mutual funds covering a wide range of investment objectives. These fund families will be combined during 1996. As of December 31, 1995, the combined funds ranked among the largest bank-managed fund families in the country, with approximately $11 billion in assets.

  The Corporation's primary retail banking markets are metropolitan Chicago and the states of Michigan and Indiana. The Corporation enjoys a leading market share in each of these geographic markets, serving in the aggregate approximately 3,000,000 households through over 700 bank branches, more than 1,300 automatic teller machines ("ATMs"), 24-hour telephone support, and online banking services available through personal computers. Additionally, retail banking is available and marketed nationally through "direct banking," which offers 24-hour telephone support, nationwide debit card access to ATMs and merchants, and online banking services.

  ATM services are provided to retail banking clients through two regional shared networks in which the Corporation has an ownership interest, CASH STATION and Magic Line, and through the CIRRUS system, a national shared ATM network. The Corporation, pursuant to a contract with MasterCard, operates the computerized transaction routing switch for CIRRUS. The Corporation also operates a similar routing switch for Magic Line.

Middle Market Banking

  Middle market banking is conducted primarily through ANB, NBD Michigan, NBD Indiana and NBD Illinois, serving companies and other middle market customers located predominantly in the Midwest. Commercial banking products and services offered include commercial loans, demand, savings and time deposit accounts, and cash management services.

  In addition, middle market banking offers a wide array of ancillary products and services targeted principally to the commercial middle market customer base. Corporate finance products and services offered include merger and acquisition advisory services, financial advisory services, interest rate protection products and, through ANB Mezzanine Corporation, mezzanine debt capabilities. Lease financing is available to companies seeking an alternative to loan products. International trade banking services and foreign exchange capabilities are offered to customers involved in both import and export activities. Treasury and investment products and services offered include short-term investment management and employee benefit plans. Personal banking, trust, insurance, investment, loan, deposit, estate planning, fiduciary management and portfolio management services are offered to business owners, executives and other individuals. Corporate trust services, including land trust services and indenture trustee services, are offered to companies, municipalities and institutions that issue public or privately placed debt. Specialized banking services are also offered and include asset-based financing and commercial real estate financing.

                      Corporate and Institutional Banking

  Corporate and Institutional Banking encompasses the broad range of commercial and investment banking products and services that FNBC, NBD Michigan and NBD Indiana, along with the subsidiaries referenced below, provide to domestic and foreign customers. Corporate and Institutional Banking's principal focus is the delivery of corporate financial services, including the extension of credit, to commercial, financial and governmental customers.

  Corporate and Institutional Banking serves the manufacturing, wholesaling, retailing, commodities, banking, finance, insurance, transportation, securities, real estate, mortgage banking, communications, utilities, and petroleum and mining industries, as well as municipalities and health, education and service organizations. Customers include both large corporations and upper-end middle market companies.

  In the global financial marketplace, Corporate and Institutional Banking is responsible for the Corporation's investment and trading activities in: U.S. government, municipal, corporate fixed-income, and federal agency securities; and the foreign exchange and futures markets. Corporate and Institutional Banking also provides a wide range of risk management products such as foreign exchange options, interest rate options, and interest rate and currency swaps.

  First Chicago Capital Markets, Inc. ("FCCM"), one of the Corporation's subsidiaries, is a primary government bond dealer and is principally responsible for activities in the securities of states, municipalities, other governmental entities and certain corporate entities, including trading, sales, underwriting, research, and maintenance of an active secondary market with national sales distribution.

  Corporate and Institutional Banking also offers capital raising products such as loans, private placements of debt securities, merger and acquisition advisory services, highly leveraged transaction financing, asset sales and distributions, and loan syndications.

  In addition, Corporate and Institutional Banking develops, markets and delivers cash management, operating, clearing and other noncredit products and services, both overseas and domestically. These include money transfer, collection, disbursement, documentary, remittance, trade finance and international securities clearing services. Corporate and Institutional Banking offers a wide range of administrative and trust and investment advisory services to corporations, municipalities and charitable organizations, including defined contribution plans and defined benefit plans. Each of FNBC, NBD Michigan, NBD Indiana, and certain of the Corporation's other bank subsidiaries act as trustee of corporate, pension, profit-sharing and other employee-benefit trusts, provide custody services, and act as registrar, fiscal and paying agent for business entities.

  Corporate and Institutional Banking includes the operations of three subsidiaries of the Corporation: First Chicago National Processing Corporation, which provides noncredit clearing services, including lock box processing, on a nationwide basis; First Chicago International, which provides clearing and documentary services; and First Chicago Trust Company of New York, a New York state-chartered trust company ranking among the largest stock transfer agents in the United States, which provides custody, special agency, stock transfer, and securities issuing, paying and clearance services. In addition, the First Chicago Clearing Center in London is that city's principal depository for certificates of deposit and other short-term securities.

                             Corporate Investments

  Corporate Investments encompasses mostly noncustomer-oriented activities that are conducted primarily through the Corporation's nonbank subsidiaries, including First Chicago Investment Corporation, First Chicago Equity Corporation, First Chicago Leasing Corporation, First Chicago Capital Corporation and First Chicago Financial Corporation, which raises funds to help finance these activities. The activities of Corporate Investments comprise growth equity investments, tax-advantaged investments, value-oriented investments, and funding and liquidity investments.

  Growth equity investment activities include various forms of equity funding for acquisitions, management buyouts and growing businesses; funding for these activities is provided by First Chicago Investment Corporation. First Chicago Equity Corporation, a small business investment company licensed under the Small Business Investment Act of 1958, offers equity funding for small business ventures.

  Tax-advantaged investment activities include advising on and investing in leases for commercial aircraft and major industrial facilities and equipment. Investments are also made in alternative energy programs and affordable housing projects qualifying for tax credits under Section 29 and Section 42, respectively, of the Internal Revenue Code of 1986. Primary support for these activities is provided by First Chicago Leasing Corporation.

  Value-oriented investment activities include positions in the distressed and value investment markets, such as: loans, letters of credit, trade claims and securities of distressed companies; securities of companies whose debt trades below full face value of the claim; below-investment-grade tranches of commercial mortgage-backed securities; and fixed-income securities, publicly traded debt (including subordinated debt), equities, options and other securities. Support for the majority of these activities is provided by First Chicago Capital Corporation.

  Funding and liquidity investment activities provide funding to meet the incremental financing needs of the Corporation's bank subsidiaries through placing deposits and making investments in the wholesale money markets to provide a diversified funding base. These liquid investments include Fed funds and interest-bearing deposits. In addition, investments are generally made in short- to medium-term municipal, government, and agency securities that provide increased liquidity and satisfy various collateral requirements.

                           Financial and Risk Policy

  The Corporation's Risk Management Committee determines the desired risk profile of the Corporation, allocates resources, including risk capacity against expected return, to the lines of business, approves major investment programs that are consistent with strategic priorities and risk appetite, and makes capital management decisions to appropriately fund the Corporation's portfolio of investments. The Risk Management Committee includes, among others, the Chairman, the Chief Executive Officer, the Vice Chairmen, the Chief Risk Management Officer and the Chief Financial Officer.

  The Risk Management Committee is supported by: the Credit Risk Committees, which are responsible for approving credit exposures within authorities granted; the Investment Risk Management Committee, which is responsible for approving trading and investment/sale decisions for the Corporation's own account, managing the Corporation's liquidity, monitoring and adjusting structural interest rate risk, and overseeing market-related trading activities; the Fiduciary Risk Committee, which is responsible for approving the processes and mechanisms designed to mitigate fiduciary risks; the Operating Risk Committee, which is responsible for approving the processes and mechanisms designed to mitigate operating risks; and the Review Committee, which is responsible for providing strategic direction and senior management oversight for the risk management process.

EMPLOYEES

  As of December 31, 1995, the Corporation and its subsidiaries had 35,328 employees on a full-time-equivalent basis.

COMPETITION

  All of the Corporation's principal business activities are highly competitive. The Corporation's subsidiaries, including the bank subsidiaries (the "Banks"), compete actively with other financial services providers offering a wide array of financial products and services. The Corporation's competitors include other national and state banks, savings banks, savings and loan associations, finance companies, credit unions, mutual funds, securities brokers, mortgage bankers, leasing companies, insurance companies, other domestic and foreign financial institutions and various nonfinancial intermediaries.

MONETARY POLICY AND ECONOMIC CONTROLS

  The earnings of the Banks, and therefore the earnings of the Corporation, are affected by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

  The Federal Reserve Board's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks. Recently, economic growth has been moderate, and wage and price inflation stable. Given such circumstances, the Federal Reserve Board has begun a gradual easing of credit conditions, nudging down interest rates.

  The effects of the various Federal Reserve Board policies on the future business and earnings of the Corporation cannot be predicted. Other economic controls also have affected the Corporation's operations in the past. The management of the Corporation cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

SUPERVISION AND REGULATION

                                    General

  Bank holding companies, banks and financial institutions generally are highly regulated, with numerous federal and state laws and regulations governing their activities. As a bank holding company, the Corporation is subject to regulation under the BHC Act and is subject to examination and supervision by the Federal Reserve Board. Under the BHC Act, the Corporation is prohibited, with certain exceptions, from acquiring or retaining direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company, and from engaging in activities other than those of banking or of managing or controlling banks, other than subsidiary companies engaged in activities that the Federal Reserve Board determines to be so closely related to the business of banking as to be a proper incident thereto. The acquisition of direct or indirect ownership or control of a bank or bank holding company by the Corporation is also subject to certain restrictions under the BHC Act and applicable state laws.

  The Corporation is a legal entity separate and distinct from the Banks and the Corporation's other affiliates. The Banks are subject to certain restrictions imposed by the laws of the United States on any extensions of credit to the Corporation or, with certain exceptions, other affiliates; on investments in stock or other securities thereof; on the taking of such securities as collateral for loans; and on the terms of transactions between the Banks and other subsidiaries. The Corporation and its subsidiaries are also subject to certain restrictions with respect to engaging in the issuance, flotation, underwriting, public sale or distribution of securities.

  The national bank subsidiaries of the Corporation, including FNBC, ANB, FCCNB and NBD Indiana, are supervised, examined and regulated by the Office of the Comptroller of the Currency (the "Comptroller") under the National Bank Act. Since national banks are also members of the Federal Reserve System and their deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), they are also subject to the applicable provisions of the Federal Reserve Act, the Federal Deposit Insurance Act, and, in certain respects, to state laws applicable to financial institutions. NBD Michigan, NBD Illinois and the other state-chartered bank subsidiaries of the Corporation are, in general, subject to the same or similar restrictions and regulations, but with more extensive regulation and examination by state banking departments, the Federal Reserve Board for state banks that are members of the Federal Reserve System, and the FDIC for state banks that are not members of the Federal Reserve System. In addition, the Banks' operations in other countries are subject to various restrictions imposed by the laws of such countries.

  Federal law prohibits the Corporation and certain of its affiliates from borrowing from the Banks without the prior approval of the respective Bank's Board of Directors and unless such loans are secured by United States Treasury securities or other specified obligations. Further, such secured loans and investments by any of the Banks are limited in amount as to the Corporation or any other such affiliate to 10% of the respective Bank's capital and surplus and as to the Corporation and all such affiliates to an aggregate 20% of the respective Bank's capital and surplus. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each Bank and to commit resources to support such Bank in circumstances where it might not do so absent such policy. In addition, any capital loans by the Corporation to any of the Banks would be subordinate in right of payment to deposits and to certain other indebtedness of such Bank.

  Additionally, there are certain federal and state regulatory limitations on the payment of dividends to the Corporation by the Banks. Dividend payments by national banks are limited to the lesser of (i) the level of "undivided profits then on hand" less the amount of bad debts, as defined, in excess of the allowance for credit losses and (ii) absent regulatory approval, an amount not in excess of "net profits" for the current year combined with "retained net profits" for the preceding two years. As of January 1, 1996, the Banks could have declared additional dividends of approximately $1.2 billion without the approval of banking regulatory agencies. The payment of dividends by any Bank may also be affected by other factors, such as the maintenance of adequate capital for such Bank. Banking regulatory agencies have the authority to prohibit the banking organizations they supervise from paying dividends if, in the banking regulator's opinion, the payment of dividends would, in light of the financial condition of such bank, constitute an unsafe or unsound practice.

  As a bank holding company, the Corporation, along with its subsidiaries, is prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or providing property or services.

  Legislation may be enacted or regulation imposed in the United States or its political subdivisions, or in any other jurisdiction in which the Corporation does business, to further regulate banking and financial services. There can be no assurance whether any such legislation or regulation will place additional limitations on the Corporation's operations.

  A number of lawsuits and administrative actions have been filed in several states against credit card issuing banks challenging various fees and charges assessed against residents of the states in which such suits were filed. Two state supreme courts and two federal appeals courts have affirmed dismissal of these cases on the ground that individual state prohibitions on assessing these fees or charges are preempted by federal laws. In 1995, the New Jersey Supreme Court ruled that state prohibitions on late fees are not preempted by federal laws, and the issue is now before the U.S. Supreme Court. If the Supreme Court resolves this case adversely to credit card issuing banks, the decision could have the effect of limiting certain fees and charges that could be assessed on credit card accounts and could subject card issuing banks to the payment of refunds or civil penalties. It is not practicable to determine the amount of such refunds or penalties FCCNB, the Corporation's primary issuer of bank credit cards, might have to pay in such event, but any such payment could have an adverse impact on the Corporation's Credit Card business.

                               Capital Adequacy

  The Federal Reserve Board has adopted risk-based capital guidelines that require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) of 8%. At least half of total capital must be composed of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less disallowed intangibles and other adjustments ("Tier I capital"). The remainder ("Tier II capital") may consist of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. At December 31, 1995, the Corporation's consolidated Tier I capital and total capital ratios were 7.8% and 11.8%, respectively.

  In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I capital to total average assets (the "leverage ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 1995, was 6.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

  Each of the Banks is subject to similar risk-based and leverage capital requirements adopted by its applicable federal banking agency. Each of the Corporation's Banks was in compliance with the applicable minimum capital requirements as of December 31, 1995. Neither the Corporation nor any of the Banks has been advised by any federal banking regulatory agency of any specific minimum leverage ratio requirement applicable to it.

  Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business, which are described below under "FDICIA and FIRREA."

  Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. However, the management of the Corporation is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedule.

                               FDICIA and FIRREA

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") significantly expanded the regulatory and enforcement powers of federal banking regulators, in particular the FDIC, and has important consequences for the Corporation, the Banks and other depository institutions located in the United States.

  A major feature of FDICIA is the comprehensive directions it gives to federal banking regulators to promptly direct or require the correction of problems at inadequately capitalized banks in the manner that is least costly to the federal deposit insurance funds. The degree of corrective regulatory involvement in the operations and management of banks and their holding companies is, under FDICIA, largely determined by the actual or anticipated capital positions of the subject institutions.

  FDICIA established five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized." Under regulations adopted by the federal banking agencies, a depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if its tangible equity is not greater than 2% of total tangible assets. A depository institution may be deemed to be in a capitalization category lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. FDICIA requires banking regulators to take increasingly strong corrective steps, based on the capital tier of any subject bank, to cause such bank to achieve and maintain capital adequacy. Even if a bank is adequately capitalized, however, the banking regulators are authorized to apply corrective measures if the bank is determined to be in an unsafe or unsound condition or engaging in an unsafe or unsound activity.

  Depending on the level of capital of an insured depository institution, the banking regulatory agencies' corrective powers can include: requiring a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to reduce total assets; requiring the institution to issue additional stock (including voting stock) or to be acquired; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election for the institution's board of directors; requiring that certain senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; prohibiting the institution's parent holding company from making capital distributions without prior regulatory approval; and, ultimately, appointing a receiver for the institution.

  If the insured depository institution is undercapitalized, the parent holding company is required to guarantee that the institution will comply with any capital restoration plan submitted to, and approved by, the appropriate federal banking agency in an amount equal to the lesser of (i) 5% of the institution's total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with the capital restoration plan. If such parent holding company guarantee is not obtained, the capital restoration plan may not be accepted by the banking regulators. As a result, such institution would be subject to the more severe restrictions imposed on significantly undercapitalized institutions. Further, the failure of such a depository institution to submit an acceptable capital plan is grounds for the appointment of a conservator or receiver.

  FDICIA also contains a number of other provisions affecting depository institutions, including additional reporting and independent auditing requirements, the establishment of safety and soundness standards, the system of risk-based assessments described below under "FDIC Insurance," a review of accounting standards, and supplemental disclosures and limits on the ability of all but well-capitalized depository institutions to acquire brokered deposits. The Riegle Community Development and Regulatory Improvement Act of 1994, however, among other things, contains a number of specific provisions easing the regulatory burden on banks and bank holding companies, including some imposed by FDICIA, and making the bank regulatory system more efficient. Federal banking regulators are taking actions to implement these provisions.

  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), among other things, provides generally that, upon the default of any bank of a multi-unit holding company, the FDIC may assess an affiliated insured depository institution for the estimated losses incurred by the FDIC. Specifically, FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of a default. "Default" is defined generally as the appointment of a conservator or receiver. "In danger of a default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. All of the Banks are FDIC-insured depository institutions.

                                FDIC Insurance

  The Banks are subject to FDIC deposit insurance assessments. Under the FDIC's risk-based assessment system, the assessment rate is based on classification of a depository institution in one of nine risk assessment categories. Such classification is based upon the institution's capital level and upon certain supervisory evaluations of the institution by its primary regulator.

  The assessment rate schedule, effective January 1, 1996, creates a spread in assessment rates ranging from 0.27% per annum on the amount of domestic deposits for banks classified as weakest by the FDIC down to the statutory annual minimum of $2,000 for banks classified as strongest by the FDIC.

                       Interstate Banking and Branching

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") significantly revised prior laws applicable to interstate acquisitions of banks and bank holding companies and the branching powers of national banks. Prior to the Riegle-Neal Act, the Federal Reserve Board was not permitted to approve an application to acquire shares of a bank located outside the state in which the operations of the applicant's bank subsidiaries were principally conducted unless the acquisition was specifically authorized by a statute of the acquired bank's state. Effective September 29, 1995, the Federal Reserve Board is now authorized to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of a bank located in another state without regard to whether such transaction is prohibited under the laws of such state. The Federal Reserve Board may not, however, approve such an application if, following the acquisition, the applicant would control either (l) more than 10% of all insured depository institution deposits in the United States or (2) under certain circumstances, 30% or more of all insured depository institution deposits in any state where either the applicant or the acquired bank is located. The 30% limit on aggregate deposits that may be controlled by an applicant can be adjusted by the states on a non-discriminatory basis.

  The Riegle-Neal Act also revises the laws applicable to mergers between insured banks located in different states. Before passage of the Riegle-Neal Act, such mergers generally were not authorized. Commencing June l, 1997, however, adequately capitalized and adequately managed insured banks in different states may merge without regard to whether the merger is authorized under the laws of any state. States may elect to prohibit interstate bank mergers or may elect to permit early interstate bank mergers by adopting, prior to June 1, 1997, legislation that expressly so provides, and that applies on equal terms to all out-of-state banks. The Riegle-Neal Act provides that an interstate merger involving the acquisition of a branch (as distinguished from an entire bank) or the de novo establishment of a national bank branch in another state may be approved only if the law of the host state expressly permits such action. An interstate merger may not be approved if, following the merger, the resulting bank would control (1) more than 10% of all insured depository institution deposits in the United States or (2) under certain circumstances, 30% or more of all insured depository institution deposits in any state where the resulting bank will be located. The 30% limit on aggregate deposits that may be controlled by the resulting bank can be adjusted by the states on a non-discriminatory basis. The laws of the host state regarding community reinvestment, consumer protection, fair lending and the establishment of intrastate branches will apply to any out-of-state branch of a national bank unless preempted by federal law or the Comptroller determines that application of such laws would have a discriminatory effect on the national bank.

  The Riegle-Neal Act contains a number of other provisions related to banks and bank holding companies, including: authorization of interstate branching by foreign banks; additional branch closing notice requirements for interstate banks proposing to close a branch in a low- or moderate-income area; amendments to the Community Reinvestment Act of 1977 to require separate written evaluations of an insured depository institution for each state in which it maintains branches; a prohibition on interstate banks maintaining out-of-state deposit production offices; and authorization for a bank subsidiary of a bank holding company to receive deposits, renew time deposits, close and service loans, and receive payments on loans as agent for a depository institution affiliate of such bank.

  The extent to and terms on which full interstate branching and certain other actions authorized under the Riegle-Neal Act are implemented will depend on the actions of entities other than the Corporation and the Banks, including the legislatures of the various states. Further developments by state and federal authorities, including legislation, with respect to matters covered by the Riegle-Neal Act reasonably can be anticipated to occur in the future. In addition, there may be new, significant banking legislation enacted or introduced in the current Congress related to bank holding companies and their powers; the likelihood of passage and effect, if any, of such legislation on the Corporation and the Banks cannot be predicted.

                                     Other

  FNBC, NBD Michigan and ANB are registered with the Comptroller or the Securities and Exchange Commission (the "Commission") as transfer agents and are subject to the rules and regulations of the Commission and/or the Comptroller with respect to their activities as transfer agents.

  Certain organizational units within FNBC, NBD Michigan, ANB and NBD Indiana are registered with the Commission as municipal securities dealers. These units are subject to the applicable rules and regulations of the Commission and the Municipal Securities Rulemaking Board with respect to transactions in municipal securities performed in a municipal securities dealer capacity. FNBC, NBD Michigan and NBD Indiana also are regulated government securities brokers and dealers under the Government Securities Act, and are subject to regulations issued thereunder in connection with the conduct of their United States government securities business.

  In addition, First NBD Investment Services, Inc. ("FNIS"), a brokerage subsidiary of FNBC, and NBD Brokerage Services, Inc. ("NBD Brokerage"), an indirect brokerage subsidiary of the Corporation, are registered as broker-dealers with the Commission and are members of the National Association of Securities Dealers ("NASD"). The brokerage activities of FNIS and NBD Brokerage are subject to the applicable rules and regulations of the Commission and the NASD. It is anticipated that NBD Brokerage will merge with and into FNIS during 1996. FCCM is also registered as a broker-dealer with the Commission and is a member of the NASD. The securities distribution and trading activities of FCCM are subject to the applicable rules and regulations of the Federal Reserve Board, the Commission and the NASD.

  First Chicago Futures, Inc. ("FCFI"), a subsidiary of FNBC that conducts a commodities brokerage business and is a market maker in foreign currency options, is registered with the Commission as a broker-dealer and with the Commodity Futures Trading Commission ("CFTC") as a futures commission merchant, and is a member of the National Futures Association ("NFA"). FCFI is subject to the applicable rules and regulations of the Commission, the CFTC, the NFA, and certain commodities and securities exchanges of which FCFI is a member with respect to its activities as a foreign currency market maker and a futures commission merchant.

  First Chicago Investment Management Company ("FCIMC"), a subsidiary of FNBC, and ANB Investment Management and Trust Company ("ANB IMC"), a subsidiary of FCIMC, provide investment advisory, management and administrative services to a variety of clients. FCIMC and ANB IMC are registered with the Commission as investment advisers and, as such, are subject to the Investment Advisers Act of 1940. In addition, as advisers to regulated investment companies, FCIMC and NBD Michigan also may be subject to certain provisions of the Investment Company Act of 1940.

  The Corporation's insurance services and products are marketed through various bank and nonbank subsidiaries, each of which is licensed and regulated by applicable state insurance regulatory agencies. Similarly, certain of the Corporation's mortgage banking activities are subject to various federal and state licensing and/or regulatory requirements.

FINANCIAL REVIEW

                           INDEX TO FINANCIAL REVIEW

                                                                            PAGE
                                                                            ----
Selected Financial Data....................................................  13
Business Segments..........................................................  14
Earnings Analysis..........................................................  18
Risk Management............................................................  23
Liquidity Risk Management..................................................  24
Market Risk Management.....................................................  25
Credit Risk Management.....................................................  29
Derivative Financial Instruments...........................................  34
Capital Management.........................................................  36
Consolidated Financial Statements..........................................  40
Notes to Consolidated Financial Statements.................................  44
Report of Management on Responsibility for Financial Reporting.............  71
Report of Independent Public Accountants...................................  73
Selected Statistical Information...........................................  74

                            Selected Financial Data

(DOLLARS IN MILLIONS, EXCEPT PER    1995      1994     1993     1992     1991
SHARE DATA)                       --------  --------  -------  -------  -------
SUMMARY OF INCOME
Net interest income.............    $3,208    $2,956   $2,784   $2,692   $2,418
Provision for credit losses.....       510       276      390      653      606
Provision for assets held for
 accelerated disposition (1)....        --        --       --      625       --
Noninterest income..............     2,591     2,393    2,769    2,018    1,703
Merger-related charges..........       267        --       --       76       --
Other noninterest expense.......     3,268     3,220    3,161    3,084    2,867
Income before cumulative effect
 of changes in accounting
 principles.....................     1,150     1,221    1,290      224      478
Net income......................     1,150     1,221    1,290      394      478
EARNINGS PER SHARE
Primary
  Income before cumulative
   effect of changes in
   accounting principles........     $3.45     $3.62    $3.91    $0.60    $1.56
  Net income....................      3.45      3.62     3.91     1.17     1.56
Fully diluted
  Income before cumulative
   effect of changes in
   accounting principles........      3.41      3.58     3.79     0.60     1.55
  Net income....................      3.41      3.58     3.79     1.17     1.55
PERIOD-END BALANCES
Total assets....................  $122,002  $112,763  $93,140  $90,011  $87,573
Long-term debt..................     8,163     7,246    5,250    4,175    3,822
Total stockholders' equity......     8,450     7,809    7,499    6,323    5,660
COMMON SHARE DATA
Dividends declared..............    $ 1.35    $ 1.23   $ 1.08   $ 1.04   $ 0.95
Book value, year-end............     25.25     22.60    21.25    18.27    18.06
Market price, year-end..........    39 1/2    27 3/8   29 3/4   32 3/4   29 3/4
CAPITAL RATIOS (2)
Common equity-to-assets ratio...       6.9%      6.8%     7.6%     6.5%     6.0%
Regulatory leverage ratio.......       6.9       7.3      7.8      6.6      6.5
Risk-based capital
  Tier 1 ratio..................       7.8       8.6      9.0      7.4      6.5
  Total capital ratio...........      11.8      13.0     13.6     11.3      9.8

--------
(1) Of the total provision, $491 million relates to loans and $134 million relates to other real estate held for accelerated disposition.
(2) Net of investment in FCCM.

                              Business Segments

    OVERVIEW

      Financial results are reported by major business lines, principally structured around the customer segments served. These major business segments are: Credit Card, Regional Banking (retail and middle market), Corporate and Institutional Banking, and Corporate Investments. Investment management activities, while managed separately, serve customers in both the Regional and Corporate and Institutional Banking segments and, therefore, investment management's financial results are captured within those businesses.

                   EARNINGS CONTRIBUTION BY BUSINESS LINES

[PIE CHART]                                                          [PIE CHART]

              1995*                                            1994
Credit Card                 = 23%              Credit Card                 = 27%
Retail                      = 17%              Retail                      = 15%
Middle Market               = 21%              Middle Market               = 18%
Corporate and Institutional = 21%              Corporate and Institutional = 18%
Corporate Investments       = 17%              Corporate Investments       = 17%
Other                       =  1%              Other                       =  5%

 *Operating Earnings

      Certain corporate revenues and expenses, generally unusual or one time in nature, are included in Other Activities. Information for 1994 has been restated to reflect the management of activities consistent with the major business segments. Information for 1993 is not available to present a meaningful analysis of such results.

      Results are derived from the internal profitability reporting systems and reflect full allocation of all institutional and overhead items. These systems use a detailed funds transfer methodology and a common equity allocation based on risk elements. Credit Card results are presented before the securitization of credit card receivables ("presecuritized") to facilitate analysis of trends. See the discussion of net interest income on page 19 and a reconciliation of reported to presecuritized results on page 75.

    CREDIT CARD

     (PRESECURITIZED)
                                                                 1995   1994(1)
     (DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                  ------  -----
     Net interest income--tax-equivalent basis................. $1,175   $987
     Provision for credit losses...............................    708    477
     Noninterest income........................................    560    491
     Noninterest expense.......................................    541    459
     Net income................................................    302    336
     Return on equity..........................................     36%    52%
     Efficiency ratio(2).......................................     31%    31%
     Average loans (in billions)...............................  $14.3  $11.4
     Average common equity (in billions).......................    0.8    0.6

    -------
    (1) For comparison purposes, 1994 noninterest income and noninterest expense have been adjusted to reflect the terms of the current Mileage Plus affinity agreement; see the discussion of this agreement on page 21.
    (2) Noninterest expense as a percentage of total revenue.

  Among the four largest bankcard issuers in the United States, Credit Card is a prominent business for the Corporation. For the year, Credit Card posted a superior return on equity of 36%, with net income of $302 million, or 23% of total operating earnings. Earnings in 1994 were $336 million. During 1995, a record 3.4 million new credit card accounts were added, and managed credit card receivables grew 34% to $17.5 billion at year-end 1995.

  Net interest income rose $188 million, or nearly 20%, in 1995 as higher credit card volume more than offset the effect of reduced spreads from competitive pricing pressures. Expenses also increased significantly, reflecting the costs of soliciting new accounts. Credit Card's operating efficiency remained excellent in 1995, at 31%.

  The Credit Card business experienced some deterioration in credit quality in 1995, as reflected in the substantial increase in provision. The net charge-off rate for managed credit card receivables rose to 4.0% for the year from 3.5% in 1994. The Corporation, however, maintains a high level of reserves related to this business. At December 31, 1995, the allowance for credit losses related to Credit Card was $303 million. In addition, the reserve for securitized credit card receivables totaled $302 million.

  Although the rate of growth in receivables may decline in 1996 from 1995's very high level, Credit Card should continue to provide attractive returns.

REGIONAL BANKING

                                                                     MIDDLE
                                                      RETAIL         MARKET
                                                   --------------  ------------
                                                    1995    1994   1995   1994
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)          ------  ------  -----  -----
Net interest income--tax-equivalent basis......... $1,174  $1,088  $ 834  $ 719
Provision for credit losses.......................     47      27     50     49
Noninterest income................................    493     440    156    154
Noninterest expense...............................  1,237   1,216    488    461
Net income........................................    234     183    280    221
Return on equity..................................     17%     17%    16%    15%
Efficiency ratio(1)...............................     74%     80%    49%    53%
Average loans (in billions).......................  $15.9   $13.2  $15.3  $13.2
Average assets (in billions)......................   18.3    14.4   17.7   15.6
Average common equity (in billions)...............    1.3     1.1    1.7    1.4

--------
(1) Noninterest expense as a percentage of total revenue.

  Regional Banking is conducted through the branch and electronic networks of NBD Banks in Michigan, Indiana, Illinois and Florida, and FNBC. Additionally, ANB provides banking services specifically tailored to middle market businesses in Chicagoland.

  Close to 40% of the Corporation's operating earnings in 1995 were generated from these retail and middle market businesses, where the Corporation is the leading banking company in the three-state region of Michigan, Indiana and Illinois. Combined loans in Regional Banking averaged $31.2 billion in 1995, representing 53% of the Corporation's total loans and up 18% from 1994.

  Retail banking produced net income of $234 million, for a return on equity of 17%. Earnings for retail banking were $183 million in 1994. The significant improvement in profitability was driven by all key areas. A 20% increase in loan volume contributed to higher spread income, while the results of a deposit fee restructuring program boosted noninterest income. Careful noninterest expense management (less than 2% growth) helped improve the efficiency ratio for retail banking from 80% in 1994 to 74% in 1995.

  Middle market earnings in 1995 were $280 million, up from $221 million in 1994. Return on equity was 16%. The growth in net interest income was due to favorable interest rate spreads and higher average loan volumes (up 16%). Provision expense remained fairly stable in 1995 and operating efficiency continued to be excellent.

  The growth dynamics for Regional Banking present opportunities for further profit improvement. The potential for cost savings is especially high as the full integration of NBD Illinois into FNBC and ANB takes place in 1996.

CORPORATE AND INSTITUTIONAL BANKING

                                                                   1995   1994
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                          -----  -----
Net interest income--tax-equivalent basis......................... $ 700  $ 613
Provision for credit losses.......................................    41    (21)
Noninterest income................................................   718    597
Noninterest expense...............................................   930    875
Net income........................................................   278    217
Return on equity..................................................     9%     7%
Efficiency ratio(1)...............................................    66%    72%
Average loans (in billions)....................................... $19.3  $16.7
Average assets (in billions)......................................  54.7   44.2
Average common equity (in billions)...............................   2.9    2.8

--------
(1) Noninterest expense as a percentage of total revenue.

  Through its Corporate and Institutional Banking business, the Corporation is the leading provider of banking services to large corporations, governments, institutions and investors in Chicago and the Midwest. It is also among the top U.S. banking companies serving national and international customers.

  Corporate and Institutional Banking earned $278 million in 1995, up from $217 million in 1994. This segment received the largest allocation of equity among all business lines and generated a return of 9% in 1995. Revenues from the major product sets within this large business line are presented in the following table.

TOTAL REVENUE

                                                                    1995   1994
(IN MILLIONS)                                                      ------ ------
Trading........................................................... $  210 $   91
Servicing.........................................................    539    502
Lending...........................................................    411    389
Financing.........................................................    118    119
Other.............................................................    140    109
                                                                   ------ ------
    Total......................................................... $1,418 $1,210
                                                                   ====== ======

  Revenue from trading activities (trading profits and related net interest income) was $210 million in 1995, up from $91 million in 1994. This substantial improvement was primarily in emerging markets and derivatives trading. The emerging markets segment had modest gains in 1995 compared with a loss of $49 million in 1994. In the third quarter of 1995, the Corporation announced its exit from trading in emerging markets securities.

  Servicing revenue was higher year to year, largely due to cash management operations. Lending revenue was also up as average loans grew over 15% in 1995 to $19.3 billion.

  The 1995 growth in expenses was due in part to higher incentive compensation resulting from the improved trading performance as well as initiatives to expand cash management and risk management capabilities. In 1996, cost savings are expected from the integration of Corporate and Institutional Banking's international network. Furthermore, the Merger offers cross-selling opportunities in this business, which should result in revenue growth. Rigorous management of capital and expenses will continue in order to improve profitability further.

CORPORATE INVESTMENTS

                                                                   1995   1994
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                          -----  -----
Net interest income--tax-equivalent basis......................... $ 117  $ 135
Provision for credit losses.......................................    --     --
Noninterest income................................................   297    254
Noninterest expense...............................................    62     58
Net income........................................................   232    207
Return on equity..................................................    32%    24%
Average assets (in billions)...................................... $24.2  $27.6
Average common equity (in billions)...............................   0.7    0.8

  Many of the Corporation's business activities that are not specifically oriented to its customers are combined in Corporate Investments. Included in this segment are the venture capital portfolio, leveraged leasing, funding and arbitrage, the investment account and assorted other investment and trading activities.

  In 1995, Corporate Investments was a significant contributor to earnings, generating $232 million, or 17%, of consolidated operating net income. Strong equity securities gains--$253 million--were the driver of this performance. The nature of Corporate Investments implies that it will be a more variable component of earnings going forward than the other business lines. However, because of the Corporation's experience in this high-return area, continued significant earnings contributions are expected.

OTHER ACTIVITIES

                                                                    1995   1994
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                           -----  ----
Total revenue...................................................... $  14  $141
Noninterest expense................................................   277    79
Net income (loss)..................................................  (176)   57
Average assets (in billions).......................................   0.4   0.1

  Merger-related charges totaled $267 million in 1995, of which $225 million was related to direct merger and restructuring costs. The implementation of these restructuring efforts will contribute to estimated annualized cost savings of $200 million by 1997. The remaining one-time charges of $42 million were for the conformance of accounting practices between the merged companies. (See Note 4 beginning on page 48 for more details.)

  Investment securities losses of $19 million are included in Other Activities. These losses were produced from the sale of approximately $1.5 billion in investment securities, where the returns were not commensurate with the securities' risks and volatilities. These sales were part of the merger-related program to reduce assets by $25 billion by 1997.

  Net gains from the disposition of assets held in the accelerated disposition portfolio totaled $37 million in 1995, compared with $46 million in 1994. Also included in 1994 results is a $35 million gain from the sale of an interest in an investment management business.

  Noninterest expense in 1994 included a charge of $25 million related to the depreciation of personal computer equipment and other expenses of $19 million related to general corporate activities.

STAFFING LEVELS

  The following table lists average staff levels for each business segment and for corporate staff and other functions. The corporate staff costs are included in the major business lines.

                                                                       1995   1994
      AVERAGE FULL-TIME-EQUIVALENT STAFF                              ------ ------
      Credit Card....................................................  3,562  3,020
      Retail......................................................... 14,481 14,985
      Middle Market..................................................  3,367  3,383
      Corporate and Institutional Banking............................  6,961  7,138
      Corporate Investments..........................................    220    222
      Corporate Staff/Other..........................................  6,761  6,894
                                                                      ------ ------
          Total First Chicago NBD Corporation........................ 35,352 35,642
                                                                      ====== ======

                               Earnings Analysis

SUMMARY

  Net income for 1995 was $1.150 billion, or $3.41 per share, compared with $1.221 billion, or $3.58 per share, in 1994 and $1.290 billion, or $3.79 per share, in 1993.

  Operating earnings, which exclude the after-tax effect of merger-related charges and fourth quarter 1995 investment securities losses, were $1.341 billion, or $3.99 per share in 1995.

                                                            1995   1994   1993
(IN MILLIONS, EXCEPT PER SHARE DATA)                       ------ ------ ------
Reported
  Net income.............................................. $1,150 $1,221 $1,290
  Fully diluted earnings per share........................   3.41   3.58   3.79
Operating
  Net income.............................................. $1,341 $1,221 $1,290
  Fully diluted earnings per share........................   3.99   3.58   3.79

  The Corporation's 1995 results continued to reflect excellent performance in its core businesses. Highlights of the year were:

  . The Credit Card business posted earnings of $302 million. Average managed credit card receivables increased 24% and managed receivables reached $17.5 billion at year-end 1995.

  . Combined trading profits were $210 million, reflecting significant improvement from $86 million generated in 1994.

  . Loan growth of 18% in the Regional Banking businesses contributed to the increase in net interest income.

  . Equity securities gains rose substantially to $253 million.

  . Noninterest expense growth in 1995, excluding merger-related charges of $267 million and adjusted for the Mileage Plus reclassification, was limited to 4%.

  . Commercial credit quality remained strong. Commercial nonperforming assets totaled $397 million at year-end 1995, contributing to an overall nonperforming asset ratio of 0.6% and resulting in a commercial coverage ratio of 272%.

  . A strong capital position was maintained during 1995 with key ratios in excess of regulatory guidelines.

  On an operating earnings basis, return on common equity was 16.8% for 1995, compared with 16.6% for 1994 and 19.9% for 1993.

NET INTEREST INCOME

  Net interest income includes fundamental spreads on earning assets as well as such items as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on interest rate derivatives used to manage interest rate risk.

  Net interest margin measures the efficiency of the use of the Corporation's earning assets and its underlying capital. In order to analyze fundamental trends in net interest margin, it is useful to adjust for securitization of credit card receivables and the activities of FCCM.

                                                       1995     1994     1993
(DOLLARS IN MILLIONS)                                --------  -------  -------
Reported
  Net interest income--tax-equivalent basis......... $  3,311  $ 3,043  $ 2,893
  Average earning assets............................  105,306   92,598   84,891
  Net interest margin...............................     3.14%    3.29%    3.41%
Adjusted
  Net interest income--tax-equivalent basis......... $  3,956  $ 3,579  $ 3,353
  Average earning assets............................  101,793   88,969   82,984
  Net interest margin...............................     3.89%    4.02%    4.04%

  When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged. However, the net interest income related to these high-yield assets is replaced by increased servicing fees, net of related credit losses. The average levels of securitized receivables were $7.2 billion in 1995, $5.5 billion in 1994 and $4.8 billion in 1993.

  FCCM is the Corporation's wholly owned subsidiary engaged in permissible investment banking activities. Because capital requirements for FCCM are risk-exposure driven rather than based on asset levels, FCCM can generate substantial volumes of relatively riskless, thin-spread earning assets that require little additional capital. The Corporation's net interest margin trends can be better analyzed if these earning assets and related margins are excluded.

  Adjusted net interest income increased 11% to $4.0 billion in 1995. In 1994, adjusted net interest income was $3.6 billion, up 7% over 1993 levels. In both periods, the increases were driven primarily by growth in average earning assets. The following charts show the composition of both adjusted average earning assets and adjusted average loans over the last two years.

  ADJUSTED AVERAGE EARNING ASSETS               ADJUSTED AVERAGE LOANS
           [BAR GRAPH]                               [BAR GRAPH]
           $ Billions                                $ Billions

                        1994  1995                                   1994  1995

Loans               =    56    66      Corporate & Institutional   =  17    19
Securities          =    15    13      Middle Market               =  13    15
Trading Assets      =     7    11      Retail                      =  13    16
Other Short-term                       Credit Card                 =  11    14
 Investments        =    11    12      Corporate Investments/Other =   2     2

  Adjusted net interest margin in 1995 was 3.89%, down slightly from 4.02% in 1994. The decline was primarily attributable to a less profitable earning asset mix, reflecting the growth in thinly priced assets, principally trading assets and loans to large corporate customers.

NONINTEREST INCOME

                                                                  PERCENT
                                                            INCREASE (DECREASE)
                                                            -------------------
                                      1995    1994    1993  1994-1995 1993-1994
(DOLLARS IN MILLIONS)                ------  ------  ------ --------- ---------
Combined trading profits............ $  210  $   86  $  305    144%      (72)%
Equity securities gains.............    253     229     488     10       (53)
Investment securities gains
 (losses)...........................    (16)     (1)      2    N/M       N/M
                                     ------  ------  ------
  Market-driven revenue.............    447     314     795     42       (61)
Credit card fee revenue.............    901     871     730      3        19
Fiduciary and investment management
 fees...............................    404     377     374      7         1
Service charges on deposits.........    382     372     377      3        (1)
Other service charges and
 commissions........................    353     316     327     12        (3)
Gain on sale of loans...............      7       6      50     17       (88)
Accelerated disposition portfolio
 gains..............................     37      46      60    (20)      (23)
Gain on sale of investment advisory
 business...........................     --      35      --    N/M       N/M
Other...............................     60      56      56      7        --
                                     ------  ------  ------
    Total........................... $2,591  $2,393  $2,769      8       (14)
                                     ======  ======  ======

--------
N/M--Not Meaningful

  Noninterest income increased by $198 million in 1995, following a decrease of $376 million, or 14%, in 1994. Much of the change in both years reflected the volatility in market-driven revenue, principally the level of trading profits and equity securities gains.

  The following table provides additional details on revenue from the Corporation's various trading businesses, including both trading profits and net interest income generated from these activities.

TRADING REVENUE

                                                                1995 1994  1993
(IN MILLIONS)                                                   ---- ----  ----
Foreign exchange and derivatives............................... $ 83 $ 56  $113
Fixed income and derivatives...................................  106   74   121
Emerging markets...............................................    6  (49)   57
Other trading..................................................   97   79   126
                                                                ---- ----  ----
    Total...................................................... $292 $160  $417
                                                                ==== ====  ====

  Revenue from trading activities (trading profits and related net interest income) totaled $292 million in 1995, versus $160 million in 1994. The marked improvement from 1994 was concentrated in the foreign exchange and derivatives segment, where increased customer demand and market volatility provided additional profit opportunities. The Corporation decided to exit the emerging markets trading business in the third quarter of 1995 and liquidated substantially all of its positions by year-end 1995.

  Equity securities gains, principally from Corporate Investment activities, were $253 million during 1995, compared with $229 million in 1994 and a record $488 million in 1993.

  Investment securities losses totaled $16 million in 1995, compared with losses of $1 million in 1994 and gains of $2 million in 1993. During the fourth quarter of 1995, the Corporation sold $1.5 billion of investment securities, which produced losses of $19 million. These sales were consistent with the Corporation's asset reduction goal of $25 billion. From June 30, 1995, to December 31, 1995, investment securities were reduced by $4.2 billion.

  In 1995, the Corporation renewed its agreement with United Airlines, extending the successful Mileage Plus credit card program into the next century. As a result, beginning in 1995 payments to United Airlines reduce credit card fee revenue rather than increase operating expense. Adjusted for the effects of credit card securitizations and the change in the classification of Mileage Plus payments, credit card fee revenue grew 15% in 1995. Increased transaction volume due in part to a growing cardholder base was the primary reason for the revenue growth.

  Fiduciary and investment management fees include revenue generated by the Corporation's traditional trust products and services, investment management activities, and the shareholder services business. Total fees generated from these activities increased modestly in 1995 and in 1994. More transaction activity contributed to the 1995 increase. Revenues from the shareholder services business remained steady at $82 million in 1995 and $81 million in both 1994 and 1993. Revenue growth in this business was negatively affected by industry consolidation and price competition.

  Net gains from the active management of assets held in the accelerated disposition portfolio totaled $37 million in 1995, compared with $46 million in 1994 and $60 million in 1993.

  Other noninterest income in 1994 included a $35 million gain related to the sale of the Corporation's remaining interest in Brinson Holdings, Inc. to Brinson's management.

PROVISION FOR CREDIT LOSSES

  Details of the Corporation's credit risk management and performance are presented in the Credit Risk Management section, beginning on page 29.

NONINTEREST EXPENSE

  Operating expense in 1995 was $3.268 billion, compared with $3.220 billion in 1994 and $3.161 billion in 1993. Overall operating expense growth, adjusted for the reclassification of Mileage Plus payments, was limited to 4% despite higher employee costs, increased equipment costs, and investments in selected businesses.

SALARIES AND BENEFITS

                                                                  PERCENT
                                                            INCREASE (DECREASE)
                                                            -------------------
                                        1995   1994   1993  1994-1995 1993-1994
(DOLLARS IN MILLIONS)                  ------ ------ ------ --------- ---------
Salaries.............................. $1,420 $1,325 $1,324      7%       --%
Employee benefits.....................    272    277    234     (2)       18
                                       ------ ------ ------
    Total............................. $1,692 $1,602 $1,558      6         3
                                       ====== ====== ======
Average full-time-equivalent
 employees............................ 35,352 35,642 35,795     (1)%      --%
                                       ====== ====== ======

  Employee costs grew by $90 million, or 6%, in 1995, following an increase of $44 million, or 3%, between 1993 and 1994. In 1995, the increase reflected staff increases in certain business units as well as higher performance-based incentive accruals tied to corporate results. The 1994 cost increase primarily reflects the higher cost of pension and medical benefit programs.

OTHER NONINTEREST EXPENSE

                                                                  PERCENT
                                                            INCREASE (DECREASE)
                                                            -------------------
                                        1995   1994   1993  1994-1995 1993-1994
(DOLLARS IN MILLIONS)                  ------ ------ ------ --------- ---------
Occupancy expense of premises, net.... $  252 $  244 $  256      3%       (5)%
Equipment rentals, depreciation and
 maintenance..........................    225    245    194     (8)       26
Marketing and public relations........    161    128    108     26        19
FDIC insurance expense................     58    105    116    (45)       (9)
Amortization of intangible assets.....     88     93    123     (5)      (24)
Telephone.............................     80     67     64     19         5
Freight and postage...................     78     68     65     15         5
Travel and entertainment..............     50     47     46      6         2
Stationery and supplies...............     45     39     46     15       (15)
Operating and other taxes.............     29     31     29     (6)        7
Provision for other real estate.......      1      3     13    (67)      (77)
Other.................................    509    548    543     (7)        1
                                       ------ ------ ------
  Other operating expense.............  1,576  1,618  1,603     (3)        1
Merger-related charges................    267     --     --    N/M       N/M
                                       ------ ------ ------
    Total............................. $1,843 $1,618 $1,603     14         1
                                       ====== ====== ======

  Occupancy expense increased by 3% in 1995 to $252 million. Occupancy expense in 1993 included the incremental costs associated with both the relocation of the shareholder services business and a reduction in other occupancy requirements.

  Equipment expense decreased 8% in 1995 to $225 million. A special charge of $25 million was taken in 1994 to reflect the reduction in the estimated useful life of existing personal computer equipment.

  Operating expense associated with the Credit Card business (adjusted to reflect the terms of the current Mileage Plus affinity agreement) increased $82 million, or 18%, in 1995, reflecting both higher market solicitation costs that supported portfolio growth and increased volume-driven expenses related to servicing the larger customer base.

  The reduction in the insurance rate for bank deposits from 23 basis points to 4 basis points resulted in a significant decline in FDIC insurance expense in 1995. Beginning January 1, 1996, the FDIC insurance rate was effectively reduced to zero for Bank Insurance Fund deposits (approximately 94% of the Corporation's insurable deposit base). A good portion of this expense savings, however, is passed on to business customers in the form of fee reductions.

  Intangible amortization expense decreased $5 million in 1995 as certain core deposit intangibles became fully amortized. The 1993 results included a $12 million charge for the accelerated amortization of certain acquired intangibles.

  Special corporate expenses totaled $19 million in 1994 and $14 million in 1993. Excluding these items, other operating expense increased 1% in 1994.

  Merger-related charges in 1995 totaled $267 million, of which $225 million was related to direct merger and related restructuring costs. Other charges of $42 million were related to the one-time conformance of accounting practices. (See Note 4 beginning on page 48 for more details.)

APPLICABLE INCOME TAXES

  The following table shows the Corporation's income before income taxes, applicable income taxes, and effective tax rate for each of the past three years.

                                                          1995    1994    1993
(DOLLARS IN MILLIONS)                                    ------  ------  ------
Income before income taxes.............................. $1,754  $1,853  $2,002
Applicable income taxes.................................    604     632     712
Effective tax rates.....................................   34.4%   34.1%   35.6%

  Tax expense for 1995 included benefits from general business tax credits offset by the effect of nondeductible expenses, including goodwill.

  Tax expense in 1994 included a one-time tax benefit related to the implementation of final Internal Revenue Service ("IRS") bad debt recapture regulations as well as the effects of several favorable tax rulings.

  The effective tax rate for 1993 reflects the write-off of an intangible asset that was not deductible for tax purposes.

                                Risk Management

  The Corporation's various business activities generate liquidity, market and credit risks:

  . Liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner.

  . Market risk is the possibility that changes in future market rates or prices will make the Corporation's positions less valuable.

  . Credit risk is the possibility of loss from the failure of a customer to perform according to the terms of a transaction.

  The Corporation is compensated by customers for assuming these risks; this compensation is reflected in interest income, combined trading profits and fee income. In addition, these risks are factored into the allocation of capital to support various business activities, as discussed in the Capital Management section, beginning on page 36.

  The Corporation is a party to transactions involving financial instruments that create risks that may or may not be reflected on a traditional balance sheet. These financial instruments can be subdivided into three categories:

  . Cash financial instruments, generally characterized as on-balance-sheet transactions, include loans, bonds, stocks and deposits.

  . Credit-related financial instruments include such instruments as commitments to extend credit and standby letters of credit.

  . Derivative financial instruments include such instruments as interest rate, foreign exchange, commodity price and equity price contracts, including forwards, swaps and options.

  The Corporation's risk management policies are intended to monitor and limit exposure to liquidity, market and credit risks that arise from all these financial instruments.

  Credit-related and derivative financial instruments are generally characterized as off-balance-sheet transactions; however, the carrying values of derivative financial instruments are reflected on the balance sheet.

                           Liquidity Risk Management

  Liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner. The Corporation considers strong capital ratios, credit quality and core earnings as essential to retaining high credit ratings and, thereby, cost-effective access to market liquidity.

  The Corporation believes its prudent management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs based on its assessment of on- and off-balance-sheet items. In addition, a contingency funding plan identifies actions to be taken in response to a liquidity event. Liquidity management policies include the following:

  . maintain strong credit ratings and capital ratios;

  . maintain liability diversification among markets, instruments, maturities and customers;

  . maintain a continuously strong market presence and customer funding base;

  . maintain adequate liquid assets; and

  . monitor the level of liquidity mismatch in the timing of cash flows.

  The Statement of Cash Flows, on page 43, presents data on cash and cash equivalents provided by and used in operating, investing and financing activities.

  The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. The Corporation's principal Banks (referred to collectively as the "Principal Banks"), comprising ANB, FNBC, FCCNB, NBD Indiana, NBD Illinois and NBD Michigan, all have identical ratings. As of December 31, 1995, the parent company and the Principal Banks had the following long- and short-term debt ratings. The short-term debt ratings for the parent cover commercial paper issuances. The long- and short-term debt ratings for the Principal Banks cover bank note issuances.

                                                         LONG-TERM   SHORT-TERM
                                                           DEBT         DEBT
                                                        ----------- ------------
                                                        S&P MOODY'S S&P  MOODY'S
                                                        --- ------- ---- -------
First Chicago NBD Corporation (parent)................. A+    A1    A-1    P-1
The Principal Banks.................................... AA-   Aa3   A-1+   P-1

  The Corporation maintains liquid assets in the form of federal funds sold, deposit placements and selected investment securities to meet any immediate cash flow obligations. Note 7, beginning on page 51, provides a detailed breakdown of the investment portfolio. In addition, as part of the normal liquidity management process, assets are securitized and sold. Securitization of credit card receivables is an important funding vehicle that both diversifies funding sources and accesses large amounts of term funding in a cost-effective manner.

  Access to a variety of funding markets and customers in the retail and wholesale sectors is vital both to liquidity management and to cost minimization. Through its various banking entities, the Corporation maintains direct access to the local retail deposit market and uses a network of brokers for gathering retail deposits on a national basis.

  A large customer deposit base is one of the significant strengths of the Corporation's liquidity position. As part of the monthly liquidity measurement process, the extent to which core assets are funded by core liabilities is monitored. Core assets and liabilities consist primarily of customer-driven lending and deposit-taking activities. Core liabilities also include long-term debt and equity. The Corporation has established a 35% limit for the use of wholesale funds for funding core assets. As of December 31, 1995, collectively, the Banks funded 80% of core assets with core liabilities, accessing the wholesale market for only 20% of core asset funding. By limiting dependence on the wholesale market, the risk of a disruption to the Corporation's lending business from a liquidity event is minimized.

  In addition to this strong core funding base, a reliable, diversified mix of funding from the wholesale market is created by active participation in global capital markets. Internal guidelines are used to monitor the product mix and customer concentration of the wholesale funding. The following table shows the funding source mix for the past five years.

DEPOSITS AND OTHER PURCHASED FUNDS

                                          1995    1994    1993    1992    1991
DECEMBER 31 (IN MILLIONS)               -------- ------- ------- ------- -------
Domestic offices
  Demand............................... $ 15,234 $14,378 $14,852 $14,247 $11,409
  Savings..............................   20,180  20,088  21,154  20,929  18,102
  Time
    Under $100,000.....................    9,972   8,720   8,310   9,779  12,426
    $100,000 and over..................    5,947   4,484   4,089   5,688   8,787
Foreign offices........................   17,773  17,225   9,602  10,098  10,869
                                        -------- ------- ------- ------- -------
      Total deposits...................   69,106  64,895  58,007  60,741  61,593
Federal funds purchased and securities
 under repurchase agreements...........   15,711  16,919  11,038  10,591   8,611
Commercial paper.......................      288     206     323     357     364
Other short-term borrowings............    9,514   8,216   6,506   3,808   2,609
Long-term debt.........................    8,163   7,246   5,250   4,175   3,822
                                        -------- ------- ------- ------- -------
      Total other purchased funds......   33,676  32,587  23,117  18,931  15,406
                                        -------- ------- ------- ------- -------
      Total............................ $102,782 $97,482 $81,124 $79,672 $76,999
                                        ======== ======= ======= ======= =======

                            Market Risk Management

OVERVIEW

  Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Corporation maintains risk management policies to monitor and limit exposure to market risk. Through its trading activities, the Corporation strives to take advantage of profit opportunities available in interest and exchange rate movements. In asset and liability management activities, policies are in place to minimize structural interest rate and foreign exchange rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in
Note 18, beginning on page 64.

TRADING ACTIVITIES

  The Corporation maintains active trading positions in a variety of markets and instruments, including U.S. government, municipal and money market securities. It also maintains positions in derivative products associated with these markets and instruments, such as interest rate and currency swaps, and commodity and equity index options.

  Revenue related to trading activities was $292 million in 1995, up from $160 million in 1994. Most of the improvement was in the foreign exchange and derivatives category.

  The Corporation's trading activities are primarily customer-oriented, and trading positions are established as necessary for customers. In order to accommodate customer demand for such transactions, an inventory in capital markets instruments is carried, and access to market liquidity is maintained by making bid-offer prices to other market makers. Although these two activities constitute proprietary trading business, they are essential to providing customers with capital markets products at competitive prices.

  Many trading positions are kept open for brief periods of time, often less than one day. Other trading positions are maintained for longer periods, and these positions are valued at prevailing market rates on a present value basis. Realized and unrealized gains and losses on these trading positions are included in noninterest income as combined trading profits.

  The overall market risk that any business can assume is approved by the Risk Management Committee of the Board of Directors, which utilizes a risk point system. Risk points measure the market risk (potential overnight loss) in a capital markets product. Products that have more inherent price volatility incur more risk points. The risk point system, therefore, is the means by which the Corporation manages its value at risk.

  Value at risk is monitored in each significant trading portfolio on a daily basis. The following charts show the average, maximum and minimum daily value at risk, for 1994 and 1995, and the actual trading revenue for each year.

           Daily Value at Risk                             Trading Revenue*
               [BAR GRAPH]                                    [BAR GRAPH]
               $ Millions                                     $ Millions
    1994                          1995
Average = $45                 Average = $32                   1994 = $160
Maximum = $66                 Maximum = $45
Minimum = $34                 Minimum = $24                   1995 = $292

                                                         *Includes trading
                                                         profits and net
                                                         interest income

  Value at risk is estimated using statistical models calibrated at a three-standard-deviation confidence interval. The Corporation has made significant progress in recognizing offsets and correlations across different trading portfolios. This has contributed to a decline in daily value at risk from 1994 to 1995. However, the reported value at risk remains somewhat overstated because all offsets and correlations are not fully considered in the calculation. The Corporation is continuing its progress toward a fully consolidated view of market risk.

STRUCTURAL INTEREST RATE RISK MANAGEMENT

  Movements in interest rates can create fluctuations in the Corporation's net interest income and economic value due to an imbalance in the repricing or maturity of assets and liabilities. Asset and liability positions are actively managed with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity.

  Whenever possible, assets are matched with liabilities of similar repricing characteristics. However, the loans and deposits generated through ordinary business activity do not naturally create offsetting positions with respect to repricing or maturity. Asset and liability positions that are not appropriately offset with either specific on-balance-sheet transactions or with asset or liability pools are offset through the use of off-balance-sheet derivatives positions (asset and liability management or "ALM" derivatives).

  Traditional gap analysis is one of a variety of measurement tools used to monitor and control the interest rate risk position. To measure the gap, asset, liability, equity and off-balance-sheet positions are distributed to future calendar periods based primarily on contractual interest rate repricing dates and contractual maturity (including principal amortization) dates. Maturity distributions are modified to reflect historical differences between contractual and actual payment flows and management's assumptions regarding the effect current interest rate levels may have on principal prepayments. Additionally, assumptions are made as to the repricing frequency and balance behavior of indeterminate maturity liabilities. Finally, credit card securitizations, which subject credit card servicing fee revenue to interest rate risk, are included in the gap analysis measure.

  The net difference between the amount of assets and funding sources repricing within a cumulative calendar period is typically referred to as the "rate sensitivity position." Its magnitude in the various calendar periods provides a general indication of the extent to which future earnings may be affected by interest rate changes. A positive cumulative one-year gap position indicates more assets than liabilities are anticipated to reprice over the next 12-month period. Such a position implies that, assuming no management action, the Corporation's net interest income would be positively affected by rising interest rates and negatively affected by falling rates. The gap position does not reflect the potential impact of embedded options on income sensitivity.

  The following table details the Corporation's interest rate gap analysis as of December 31, 1995. Interest rate risks in trading and overseas asset and liability positions are assumed to be matched and are managed principally as trading risks.

INTEREST RATE SENSITIVITY

                                                181-
                             0-90    91-180     365      1-5    BEYOND
DECEMBER 31, 1995 (DOLLARS   DAYS     DAYS      DAYS    YEARS   5 YEARS   TOTAL
IN MILLIONS)                -------  -------   ------  -------  -------  --------
Loans.....................  $43,506  $ 3,820   $4,339  $12,962  $ 2,459  $ 67,086
Investment securities.....    1,192      783    1,020    4,489    2,452     9,936
Other earning assets......   36,686      101       --       --       --    36,787
Nonearning assets.........   12,183      107      213    1,708    1,861    16,072
                            -------  -------   ------  -------  -------  --------
    Total assets..........  $93,567  $ 4,811   $5,572  $19,159  $ 6,772  $129,881
                            =======  =======   ======  =======  =======  ========
Deposits..................  $28,875  $ 3,582   $4,103  $14,105  $   865  $ 51,530
Other interest-bearing
 liabilities..............   51,978    2,655    1,757    3,814    2,309    62,513
Noninterest-bearing
 liabilities..............    5,279      175       46      543    1,345     7,388
Equity....................      389      199      398    3,284    4,180     8,450
                            -------  -------   ------  -------  -------  --------
    Total liabilities and
     equity...............  $86,521  $ 6,611   $6,304  $21,746  $ 8,699  $129,881
                            =======  =======   ======  =======  =======  ========
Balance sheet sensitivity
 gap......................  $ 7,046  $(1,800)  $ (732) $(2,587) $(1,927)       --
Cumulative gap as a % of
 total assets.............      5.4%     4.0%     3.5%     1.5%      --        --
Effect of off-balance-
 sheet ALM derivative
 transactions:
  Specific transactions...  $(2,349) $   277   $  814  $  (202) $ 1,460        --
  Specific asset or
   liability pools........   (3,782)     247      452    3,010       73        --
                            -------  -------   ------  -------  -------  --------
Interest rate sensitivity
 gap......................  $   915  $(1,276)  $  534  $   221  $  (394)       --
                            =======  =======   ======  =======  =======  ========
Cumulative gap............      915     (361)     173      394       --        --
Cumulative gap as a % of
 total assets.............      0.7%    (0.3)%    0.1%     0.3%      --        --

  The Corporation's policy is to limit the cumulative one-year gap position, including ALM derivatives, to within 4% of total assets. As of December 31, 1995, the cumulative one-year gap position was 0.1% of total assets. The Corporation uses off-balance-sheet transactions, principally interest rate swaps, to adjust the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, to remain structurally neutral to interest rate changes. As shown in the table above, the net result of ALM derivatives was to reduce the cumulative one-year gap position from 3.5% to 0.1% of total assets.

  In addition to static gap analysis, an earnings simulation analysis and a value-at-risk measure are performed to identify more dynamic interest rate risk exposures of the businesses, including embedded option positions.

The earnings simulation analysis estimates the effect that specific interest rate changes would have on pretax earnings. The Corporation's policy is to limit the change in annual pretax earnings to $100 million from an immediate parallel change in interest rates of 200 basis points. As of December 31, 1995, the Corporation had the following estimated earnings sensitivity profile.

                                                                    IMMEDIATE
                                                                 CHANGE IN RATES
                                                                 ---------------
                                                                 +200 BP -200 BP
(IN MILLIONS)                                                    ------- -------
Pretax earnings change..........................................  $(38)    $10

  Access to the derivatives market is an important element in maintaining the interest rate risk position within policy guidelines. At year-end 1995, ALM interest rate swaps totaled $9.7 billion, including $3.8 billion against specific transactions and $5.9 billion against specific pools of assets or liabilities. Swaps used to adjust the interest rate sensitivity of specific transactions will not need to be replaced as they mature since the corresponding asset or liability will mature along with the swap. However, swaps against the asset and liability pools will have an impact on the overall risk position as they mature and, assuming no change to the underlying pool's characteristics, will need to be reissued to maintain the same interest rate risk profile. These swaps could create modest earnings sensitivity to changes in interest rates. The following table summarizes the interest rate swaps used for asset and liability management purposes.

ASSET AND LIABILITY MANAGEMENT SWAPS--NOTIONAL PRINCIPAL

                                                       PAY FIXED
                                      RECEIVE FIXED     RECEIVE    BASIS
                                      PAY FLOATING     FLOATING    SWAPS TOTAL
DECEMBER 31, 1995                    --------------- ------------- ----- ------
                                     SPECIFIC  POOL  SPECIFIC POOL POOL
(IN MILLIONS)                        -------- ------ -------- ---- -----
Swaps associated with:
  Loans.............................  $   --  $1,097  $  131  $ --  $--  $1,228
  Investment securities.............      --      --     300    --   --     300
  Securitized credit card
   receivables......................      --     825      --    --   --     825
  Deposits..........................       5   3,228      --    --   --   3,233
  Funds borrowed (including long-
   term debt).......................   2,787      --     600   725   50   4,162
                                      ------  ------  ------  ----  ---  ------
    Total...........................  $2,792  $5,150  $1,031  $725  $50  $9,748
                                      ======  ======  ======  ====  ===  ======

  Substantially all ALM interest rate swaps are standard swap contracts. The table that follows summarizes the contractual maturities and weighted average pay and receive rates for the ALM swap position at December 31, 1995. The variable interest rates, which generally are the one-month, three-month and six-month LIBOR rates in effect on the date of repricing, are assumed to remain constant. However, the variable interest rates will change and would affect the related weighted average information presented in the table.

                           1996    1997   1998  1999  2000  THEREAFTER TOTAL
(DOLLARS IN MILLIONS)     ------  ------  ----  ----  ----  ---------- ------
Receive fixed/pay
 floating swaps
 Notional amount......... $3,127  $2,016  $865  $222  $116    $1,596   $7,942
 Weighted average
  Receive rate...........   6.58%   6.21% 6.33% 7.05% 6.23%     7.33%    6.62%
  Pay rate...............   6.02%   6.15% 6.04% 6.18% 6.21%     6.01%    6.06%
Pay fixed/receive
 floating swaps
 Notional amount......... $1,319  $   95  $ 80  $ 81  $118    $   63   $1,756
 Weighted average
  Receive rate...........   5.95%   5.88% 5.88% 5.88% 5.89%     5.89%    5.93%
  Pay rate...............   6.22%   7.20% 8.11% 7.99% 7.56%     8.01%    6.59%
Basis swaps
 Notional amount......... $   50      --    --    --    --        --   $   50
 Weighted average
  Receive rate...........   6.15%     --    --    --    --        --     6.15%
  Pay rate...............   5.89%     --    --    --    --        --     5.89%
                          ------  ------  ----  ----  ----    ------   ------
    Total notional
     amount.............. $4,496  $2,111  $945  $303  $234    $1,659   $9,748
                          ======  ======  ====  ====  ====    ======   ======

FOREIGN EXCHANGE RISK MANAGEMENT

  Wherever possible, foreign currency-denominated assets are funded with liability instruments denominated in the same currency. If a liability denominated in the same currency is not immediately available or desired, a forward foreign exchange contract is used to fully hedge the risk due to cross-currency funding.

  To minimize the earnings and capital impact of translation gains or losses measured on an after-tax basis, the Corporation uses forward foreign exchange contracts on a selective basis to hedge the exposure created by investments in overseas branches and subsidiaries.

                            Credit Risk Management

  The Corporation has developed policies and procedures to manage the level and composition of risk in its credit portfolio. The objective of this credit risk management process is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction.

  Customer transactions create credit exposure that is reported both on and off the balance sheet. On-balance-sheet credit exposure includes such items as loans and derivative financial instruments. Off-balance-sheet credit exposure includes credit-related and derivative financial instruments.

  The following discussion and related tables do not include those assets in the accelerated asset disposition portfolio since their transfer in the third quarter of 1992.

SELECTED STATISTICAL INFORMATION

                                    1995     1994     1993     1992     1991
(DOLLARS IN MILLIONS)              -------  -------  -------  -------  -------
At year-end
  Loans outstanding............... $64,434  $55,176  $48,654  $47,836  $49,434
  Nonperforming loans.............     363      294      485      717    1,209
  Other real estate, net..........      34       57       87       81      517
  Nonperforming assets............     397      351      572      798    1,726
  Allowance for credit losses.....   1,338    1,158    1,106    1,041    1,136
  Nonperforming assets/loans
   outstanding and other real
   estate, net....................     0.6%     0.6%     1.2%     1.7%     3.5%
  Allowance for credit
   losses/loans outstanding.......     2.1      2.1      2.3      2.2      2.3
  Allowance for credit
   losses/nonperforming loans.....     369      394      228      145       94
For the year
  Average loans................... $58,944  $50,083  $47,110  $49,042  $50,571
  Net charge-offs.................     264      192      296      572      702
  Net charge-offs/average loans...     0.4%     0.4%     0.6%     1.2%     1.4%

  For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign) and consumer (credit card and other consumer) segments.

LOAN COMPOSITION

                                                  1995    1994    1993    1992
DECEMBER 31 (IN MILLIONS)                        ------- ------- ------- -------
Commercial risk
 Domestic
  Commercial.................................... $25,551 $22,546 $19,310 $19,944
  Real estate
   Construction.................................   1,151   1,074   1,105   1,323
   Other........................................   6,103   5,903   5,613   5,869
  Lease financing...............................   1,588   1,381   1,295   1,312
 Foreign........................................   3,726   3,305   3,083   3,176
                                                 ------- ------- ------- -------
    Total commercial............................  38,119  34,209  30,406  31,624
                                                 ------- ------- ------- -------
Consumer risk
 Credit cards...................................   9,649   6,980   6,393   4,829
 Secured by real estate
  Mortgage......................................   6,669   4,963   4,285   4,257
  Home equity...................................   2,264   2,062   1,803   1,906
 Automotive.....................................   4,477   3,994   3,241   2,911
 Other..........................................   3,256   2,968   2,526   2,309
                                                 ------- ------- ------- -------
    Total consumer..............................  26,315  20,967  18,248  16,212
                                                 ------- ------- ------- -------
    Total....................................... $64,434 $55,176 $48,654 $47,836
                                                 ======= ======= ======= =======

  At December 31, 1991, total loans were $49.434 billion, which included $34.666 billion of commercial loans and $14.768 billion of consumer loans. Further category breakdowns for 1991 are not available.

ALLOWANCE FOR CREDIT LOSSES

  Although the allowance for credit losses is available to absorb potential losses inherent in the Corporation's total credit portfolio, its composition reflects an internal allocation to the commercial, credit card and other consumer segments.

ALLOWANCE FOR CREDIT LOSSES

                                                           1995
                                             ---------------------------------
                                                        CREDIT  OTHER
                                             COMMERCIAL  CARD  CONSUMER TOTAL
(DOLLARS IN MILLIONS)                        ---------- ------ -------- ------
Balance, beginning of period................    $907     $215    $36    $1,158
Provision for credit losses.................      91      371     48       510
Charge-offs.................................     (98)    (241)   (70)     (409)
Recoveries..................................      86       33     26       145
                                                ----     ----    ---    ------
Net charge-offs.............................     (12)    (208)   (44)     (264)
Acquisitions and dispositions, net..........      --       --      9         9
Other, transferred to other assets related
 to securitized receivables.................      --      (75)    --       (75)
                                                ----     ----    ---    ------
Balance, end of period......................    $986     $303    $49    $1,338
                                                ====     ====    ===    ======
Allowance as a percentage of:
  loans outstanding.........................     2.6%     3.1%   0.3%      2.1%
  nonperforming loans.......................     272       --     --       369
                                                           1994
                                             ---------------------------------
                                                        CREDIT  OTHER
                                             COMMERCIAL  CARD  CONSUMER TOTAL
(DOLLARS IN MILLIONS)                        ---------- ------ -------- ------
Balance, beginning of period................    $870     $201    $35    $1,106
Provision for credit losses.................      26      224     26       276
Charge-offs.................................    (121)    (193)   (50)     (364)
Recoveries..................................     115       32     25       172
                                                ----     ----    ---    ------
Net charge-offs.............................      (6)    (161)   (25)     (192)
Acquisitions and dispositions, net..........      17       --     --        17
Other, transferred to other assets related
 to securitized receivables.................      --      (49)    --       (49)
                                                ----     ----    ---    ------
Balance, end of period......................    $907     $215    $36    $1,158
                                                ====     ====    ===    ======
Allowance as a percentage of:
  loans outstanding.........................     2.7%     3.1%   0.3%      2.1%
  nonperforming loans.......................     309       --     --       394

  The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for inherent credit losses resulting from on-balance-sheet credit exposure for financial instruments such as loans and derivatives, and off-balance-sheet credit exposure for credit-related and derivative financial instruments. The level of the allowance reflects management's formal review and analysis of potential credit losses, as well as prevailing economic conditions. Each quarter, the adequacy of the allowance for credit losses is evaluated and reported to a committee of the Board of Directors.

  In addition, a separate reserve is maintained for securitized credit card receivables, included in the other assets category. This reserve totaled $302 million at December 31, 1995, compared with $255 million at December 31, 1994.

NONPERFORMING ASSETS

  Nonperforming assets, which consist of nonperforming loans and other real estate, increased from $351 million at December 31, 1994, to $397 million at December 31, 1995. Nonperforming assets as a percentage of total loans and other real estate were 0.6% at December 31, 1995, unchanged from a year ago.

NONPERFORMING ASSETS

                                                1995  1994  1993  1992   1991
DECEMBER 31 (DOLLARS IN MILLIONS)               ----  ----  ----  ----  ------
Nonperforming loans
  Commercial real estate....................... $ 91  $129  $203  $203  $  463
  Other........................................  272   165   282   514     746
                                                ----  ----  ----  ----  ------
    Total nonperforming loans..................  363   294   485   717   1,209
Other real estate, net.........................   34    57    87    81     517
                                                ----  ----  ----  ----  ------
    Total nonperforming assets................. $397  $351  $572  $798  $1,726
                                                ====  ====  ====  ====  ======
Nonperforming assets/loans outstanding and
 other real estate, net........................  0.6%  0.6%  1.2%  1.7%    3.5%

CONSUMER RISK MANAGEMENT

  Consumer loans consist of credit card receivables as well as home mortgage loans, home equity loans, automobile financing and other forms of consumer installment credit. The consumer loan portfolio increased $5.3 billion during the year to $26.3 billion at year-end 1995. Including securitized credit card receivables, the consumer portfolio increased $7.1 billion, or 26%, to $34.2 billion at December 31, 1995.

CONSUMER LOANS

                                                  1995    1994    1993    1992
DECEMBER 31 (IN MILLIONS)                        ------- ------- ------- -------
Credit card loans............................... $ 9,649 $ 6,980 $ 6,393 $ 4,829
Securitized credit card receivables.............   7,877   6,117   4,958   4,500
                                                 ------- ------- ------- -------
    Total managed credit card receivables.......  17,526  13,097  11,351   9,329
Other consumer loans
  Secured by real estate
    Mortgage....................................   6,669   4,963   4,285   4,257
    Home equity.................................   2,264   2,062   1,803   1,906
  Automotive....................................   4,477   3,994   3,241   2,911
  Other.........................................   3,256   2,968   2,526   2,309
                                                 ------- ------- ------- -------
    Other consumer loans........................  16,666  13,987  11,855  11,383
                                                 ------- ------- ------- -------
      Total..................................... $34,192 $27,084 $23,206 $20,712
                                                 ======= ======= ======= =======

  The consumer risk management process focuses on the credit card segment separately from other parts of the portfolio. For both the on-balance-sheet and the securitized credit card portfolios, loss potential is tested using statistically expected levels of losses based on the source, age and other risk characteristics of each portfolio.

  For the other segments of the consumer portfolio, reserve factors are based on historical loss rates, vintage, and other relevant risk factors, including forecasted regional delinquency levels and trends.

  Total managed credit card receivables (i.e. those held in the portfolio and those sold to investors through securitization) were $17.5 billion at December 31, 1995, up 34% from 1994. Average managed credit card receivables grew to $14.2 billion in 1995, up 24% from 1994.

AVERAGE CREDIT CARD RECEIVABLES

                                       1995     1994     1993    1992    1991
(DOLLARS IN MILLIONS)                 -------  -------  ------  ------  ------
Credit card loans.................... $ 7,006  $ 5,904  $4,772  $4,155  $4,127
Securitized credit card receivables..   7,179    5,538   4,839   3,918   3,320
                                      -------  -------  ------  ------  ------
  Total managed credit card
   receivables....................... $14,185  $11,442  $9,611  $8,073  $7,447
                                      =======  =======  ======  ======  ======
Total net charge-offs (including
 securitizations)....................    $572     $403    $342    $333    $328
                                      =======  =======  ======  ======  ======
Net charge-offs/average total
 receivables.........................     4.0%     3.5%    3.6%    4.1%    4.4%

  The net charge-off rate for the total average managed credit card portfolio was 4.0% in 1995, compared with 3.5% in 1994. Current levels of unemployment and personal bankruptcy filings make reductions in the charge-off rate unlikely in the near term. Consumer debt service burden and defaults have increased as a result of the growing consumer debt levels coupled with stagnant real wage growth. In response to these trends, credit management policies and practices have been tightened.

COMMERCIAL RISK MANAGEMENT

  The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments. Credit risks from off-balance-sheet instruments arise from credit-related and derivative financial instruments. See Note 16, beginning on page 61, for information on the credit exposure associated with these off-balance-sheet instruments.

  Commercial loans increased 11% from $34.2 billion at December 31, 1994, to $38.1 billion at December 31, 1995. The increase reflects growth in both the large corporate and middle market portfolios.

  In the commercial portfolio, credit quality is rated according to defined levels of credit risk. The lower categories of credit risk are equivalent to the four bank regulatory classifications: Special Mention, Substandard, Doubtful and Loss. These categories define levels of credit deterioration at which it may be increasingly difficult for the Corporation to be fully repaid without restructuring the credit.

  Each quarter, the Corporation conducts an asset-by-asset review of significant lower-rated credit or country exposure. Potential losses are identified during this review, and reserves are adjusted accordingly.

  Allowance for Commercial Credit Losses as % of Nonperforming Commercial Loans* [BAR GRAPH]

1993 = 179%
1994 = 309%
1995 = 272%
*At year-end

  Nonperforming Assets as % of Loans and Other Real Estate* [BAR GRAPH]

1991 = 3.5%
1992 = 1.7%
1993 = 1.2%
1994 = 0.6%
1995 = 0.6%
*At year-end

  Commercial credit quality remained favorable in 1995, as net charge-offs were $12 million, compared with $6 million in 1994. The provision for commercial credit losses increased to $91 million in 1995 from $26 million in 1994, reflecting growth in the loan portfolio. The commercial reserve of $986 million represented 2.6% of total commercial loans at December 31, 1995, compared with $907 million, or 2.7%, at December 31, 1994.

COMMERCIAL REAL ESTATE

  Commercial real estate consists primarily of loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

  At December 31, 1995, commercial real estate loans totaled $7.3 billion, or 19% of commercial loans, compared with $7.0 billion, or 20% of commercial loans, at December 31, 1994. During 1995, net charge-offs in the commercial real estate portfolio segment were $9 million, compared with $26 million in 1994. Nonperforming commercial real estate assets, including other real estate, totaled $125 million, or 1.7% of related assets, at December 31, 1995, compared with $186 million, or 2.6% of related assets, at December 31, 1994.

                       Derivative Financial Instruments

  The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and Corporate Investment activities. These instruments include interest rate, currency, commodity and equity swaps, forwards, futures, options, caps, floors, forward rate agreements, and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts. See Note 16, on pages 62 and 63, for a discussion of the nature and terms of derivative financial instruments.

NOTIONAL PRINCIPAL OR CONTRACTUAL AMOUNTS OF DERIVATIVE FINANCIAL INSTRUMENTS

  The following tables represent the gross notional principal or contractual amounts of outstanding derivative financial instruments used in certain activities. These amounts do not represent the market or credit risk associated with these instruments, but instead indicate the volume of the transactions. The amounts greatly exceed the credit risk associated with these instruments and do not reflect the netting of offsetting transactions.

                                                   ASSET AND
                                                   LIABILITY   CORPORATE
DECEMBER 31, 1995                          TRADING MANAGEMENT INVESTMENTS TOTAL
(IN BILLIONS)                              ------- ---------- ----------- ------
Foreign exchange contracts................ $378.8    $ 1.8       $ --     $380.6
Interest rate contracts...................  415.4      9.7         --      425.1
Commodity contracts.......................    1.0       --         --        1.0
Equity contracts..........................    7.9       --        0.1        8.0
                                           ------    -----       ----     ------
    Total................................. $803.1    $11.5       $0.1     $814.7
                                           ======    =====       ====     ======
                                                   ASSET AND
                                                   LIABILITY   CORPORATE
DECEMBER 31, 1994                          TRADING MANAGEMENT INVESTMENTS TOTAL
(IN BILLIONS)                              ------- ---------- ----------- ------
Foreign exchange contracts................ $295.1    $ 1.2       $ --     $296.3
Interest rate contracts...................  320.4     10.4         --      330.8
Commodity contracts.......................    0.1       --         --        0.1
Equity contracts..........................    2.7       --        0.3        3.0
                                           ------    -----       ----     ------
    Total................................. $618.3    $11.6       $0.3     $630.2
                                           ======    =====       ====     ======

ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

  Derivative financial instruments used in trading activities are valued at prevailing market rates on a present-value basis. Realized and unrealized gains and losses are included in noninterest income as combined trading profits. Where appropriate, compensation for credit risk and ongoing servicing is deferred and taken into income over the term of the derivative financial instrument.

  Income or expense on most derivative financial instruments used to manage interest rate exposure is recorded on the balance sheet on an accrual basis and on the income statement as an adjustment to the yield of the related exposures over the periods covered by the contracts. The income recognition treatment on the related exposure, generally assets or liabilities carried at historical cost, is recorded on an accrual basis. If an interest rate swap is terminated early, any resulting gain or loss is deferred and amortized as an adjustment of the yield on the underlying interest rate exposure position over the remaining periods originally covered by the terminated swap. If all or part of an underlying position is terminated, e.g., an underlying asset is sold or prepaid, the related pro rata portion of any unrecognized gain or loss on the swap is recognized in income at that time, as part of the gain or loss on the termination, sale or prepayment.

  In general, purchased option, cap and floor contracts are reported in derivative product assets, and written option, cap and floor contracts are reported in derivative product liabilities. For other derivative financial instruments, an unrealized gain is reported in derivative product assets and an unrealized loss is reported in derivative product liabilities. Derivative financial instruments executed with the same counterparty under a legally enforceable master netting arrangement are reported on a net basis. Cash flows from derivative financial instruments are reported net as operating activities.

INCOME RESULTING FROM DERIVATIVE FINANCIAL INSTRUMENTS

  A discussion of the Corporation's income from derivatives used in trading activities is presented on page 20.

  The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The consistency of the Corporation's net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been higher by $12 million in 1995, lower by $48 million in 1994, and lower by $110 million in 1993.

  The sale of fixed- and floating-rate credit card receivables as securities to investors subjects servicing revenue to interest rate risk. Therefore, interest rate derivatives, whose terms match those of the credit card securitizations, are used to reduce this volatility. Without the use of these instruments, credit card fee revenue would have been reduced by $6 million in 1995, $39 million in 1994 and $67 million in 1993.

  Deferred gains and losses on the early termination of interest rate swaps totaled a net deferred gain of $9 million as of December 31, 1995, and a net deferred gain of $46 million as of December 31, 1994. A significant portion of these deferred gains was related to securitized credit card receivables. The amount at December 31, 1995, is scheduled to be amortized into income in the following periods: $16 million in 1996, $(1) million in 1997, and $(6) million in 1998 and thereafter.

CREDIT EXPOSURE RESULTING FROM DERIVATIVE FINANCIAL INSTRUMENTS

  The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the Credit Risk Management section, beginning on page 29.

  Credit exposure resulting from derivative financial instruments is represented by their fair value amounts, increased by an estimate of potential adverse position exposure. The incremental amount of credit exposure for potential adverse movement is calculated using a statistical model that estimates changes over time in exchange rates, interest rates and other relevant factors. Credit exposure amounts fluctuate as a function of maturity, interest rates, foreign exchange rates, commodity prices and equity prices. Gross credit exposure may be overstated because it does not consider collateral and other security, or the offsetting of losses with the same counterparties based on legally enforceable termination and netting rights. A reconciliation between gross credit exposure and balance sheet exposure is presented in the following table.

DECEMBER 31, 1995 (IN BILLIONS)
Gross credit exposure.................................................... $19.8
Less additional exposure based on estimate of potential adverse position
 exposure................................................................   6.8
                                                                          -----
Gross fair value exposure................................................ $13.0
                                                                          =====
Gross fair value exposure by type of contract
  Interest rate contracts................................................ $ 6.4
  Foreign exchange contracts.............................................   6.4
  Equity contracts.......................................................   0.2
                                                                          -----
    Gross fair value exposure............................................  13.0
Less netting adjustments due to master netting agreements................   6.2
Less unrecognized net gain due to nontrading activities..................   0.1
                                                                          -----
Balance sheet exposure................................................... $ 6.7
                                                                          =====

                              Capital Management

SELECTED CAPITAL RATIOS

                                                                          CORPORATE
                                          1995  1994  1993  1992  1991    GUIDELINE
DECEMBER 31                               ----  ----  ----  ----  ----  -------------
Common equity/total assets(1)............  6.9%  6.8%  7.6%  6.5% 6.0%       N/A
Tangible common equity ratio(1)..........  6.4   6.3   6.9   5.7  5.1        N/A
Stockholders' equity/total assets........  6.9   6.9   8.1   7.0  6.5        N/A
Risk-based capital ratios(1)(2)
  Tier 1 ................................  7.8   8.6   9.0   7.4  6.5        7-8%
  Total ................................. 11.8  13.0  13.6  11.3  9.8      11-12%
Leverage ratio(1)(2).....................  6.9   7.3   7.8   6.6  6.5    5.5-7.0%
Double leverage ratio....................  115   113   108   112  111   less than or
                                                                        equal to 120%
Dividend payout ratio....................   39    34    28    89   61      30-40%

--------
(1) Net of investment in FCCM.
(2) Under 1992 risk-based capital rules.
N/A--Not Applicable.

  Capital represents the stockholders' investment on which the Corporation strives to generate attractive returns. It supports business growth and provides protection to depositors and creditors. Management believes that capital is the foundation of a cohesive risk management framework because it links return with risk. Capital adequacy objectives have been developed for the Corporation and the Principal Banks to meet these needs and also to maintain a well-capitalized regulatory position.

  Management believes that a strong capital base coupled with attractive returns is instrumental in enhancing long-term stockholder value. To that end, key capital management objectives are to:

  . generate attractive returns to enhance shareholder value;

  . maintain a capital base commensurate with overall risk profile;

  . maintain strong capital ratios relative to peers; and

  . meet or exceed all regulatory guidelines.

  In conjunction with the annual planning process, a capital plan is established to guide management in the achievement of these objectives. This plan is intended to ensure that the Corporation and each of its subsidiaries have capital structures consistent with prudent management principles and regulatory requirements.

ECONOMIC CAPITAL

  In the normal course of business, the Corporation assumes several types of risk: credit, liquidity, structural interest rate, market and operating/fiduciary. As discussed in the Risk Management section, frameworks have been developed to independently monitor and control many of these exposures. To integrate these processes, an economic capital framework has been constructed to allocate capital to business segments, products and customers based on the amount and type of risk inherent in the activity. Once economic capital is assigned, returns can be computed to determine if the activity earns an adequate return on risk. This process forms a key decision-making tool for managing risk-taking activities, as well as for ensuring that capital is profitably employed.

  A financial instrument or business activity attracts economic capital based on its potential for loss of value over a particular time period. Capital is designed to cover unexpected losses to a desired level of statistical significance. Losses may result from adverse price movements for market and interest rate risk, failure of a counterparty to perform according to the terms of an agreement for credit risk, and operating errors and negligence for operating/fiduciary risk. Credit and operating loss experiences form the basis for assessing the volatility of these risks. Volatility of interest and exchange rates and commodity and equity prices is used to determine the capital for market risk.

  Although capital is allocated to specific activities and instruments, a diverse portfolio of activities requires less capital than the sum of the individual components due to the unlikelihood that all activities will experience large value declines at the same time. Consequently, the Corporation's total capital level will be less than the sum of the individual requirements.

  The Corporation intends to maintain capital commensurate with its risk profile and intermediary requirements, and to deploy its capital resources in activities that earn attractive returns for stockholders. Total economic capital will vary proportionately with the level and riskiness of its businesses and products. During 1995, credit risk consumed the largest amount of economic capital.

  The Corporation has also established a capital level that it believes is necessary to provide management flexibility while maintaining an adequate base for its risk profile and in relation to its peers. This target, or intermediary capital, is expressed in terms of Tier 1 capital and ranges from 7% to 8%.

  As the following chart shows, average common equity during 1995 exceeded economic capital (that needed for current business risks) and was more than sufficient to meet intermediary capital goals.

                     AVERAGE ECONOMIC CAPITAL [BAR GRAPH]
                                  $ Billions

                                                       1994    1995

        Economic Capital                           =   $5.6    $5.7
        Required for Targeted Intermediary Capital =   $1.1    $1.7
        Excess Capital                             =   $0.3    $0.3

  Excess capital, defined as common equity above the intermediary capital target, is available for core business investment and acquisitions, and averaged about $327 million during 1995. At year-end 1995, the Corporation had no excess capital primarily due to merger-related charges. If attractive long-term opportunities are not available over time in core businesses, management intends to return to stockholders any excess capital, typically by way of stock repurchase programs and/or dividend increases.

  Integral to any successful capital management program is the ability to generate acceptable returns on stockholders' capital. Even with excess capital, the Corporation has been able to earn attractive returns on equity. For the past three years, before merger-related charges, the return on average common stockholders' equity has been greater than 15%--the Corporation's minimum goal.

REGULATORY CAPITAL

  The Corporation endeavors to maintain regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the well-capitalized guidelines. To ensure this goal is met, target ranges of 7% to 8% have been established for Tier 1 capital and 11% to 12% for total risk-based capital. Both targets exceed the respective well-capitalized guidelines of 6% and 10%. As shown in the following chart, these ratios for the past three years have reached or exceeded the upper end of the target ranges. Lower year-end 1995 ratios primarily reflect the impact of merger-related charges.

                 TIER 1 AND TOTAL CAPITAL RATIOS* [BAR GRAPH]

                                         1993   1994   1995
                                         ----   ----   ----
                Tier 1                =   9.0%   8.6%   7.8%
                Total                 =  13.6%  13.0%  11.8%

                Regulatory Guideline
                  Tier 1              =   6.0%   6.0%   6.0%
                  Total               =  10.0%  10.0%  10.0%

                *At year-end


  The following table shows the components of regulatory risk-based capital and risk-weighted assets.

                                                          1995    1994    1993
DECEMBER 31 (IN MILLIONS)                                ------- ------- -------
Regulatory Risk-Based Capital
Tier 1 capital.......................................... $ 7,750 $ 7,489 $ 7,051
Tier 2 capital..........................................   4,017   3,806   3,649
                                                         ------- ------- -------
    Total capital....................................... $11,767 $11,295 $10,700
                                                         ======= ======= =======
Regulatory Risk-Weighted Assets
Balance sheet risk-weighted assets...................... $71,040 $62,778 $56,600
Off-balance-sheet risk-weighted assets..................  28,403  23,852  22,041
                                                         ------- ------- -------
    Total risk-weighted assets.......................... $99,443 $86,630 $78,641
                                                         ======= ======= =======

  The Principal Banks have exceeded the well-capitalized guidelines for the past three years, as shown in the following tables.

                                                          NBD      NBD     NBD
                                     FNBC  FCCNB  ANB   MICHIGAN INDIANA ILLINOIS
DECEMBER 31, 1995                    ----  -----  ----  -------- ------- --------
Risk-Based Capital Ratios
  Tier 1 capital....................  7.6% 10.0%   9.2%    7.6%   10.3%     9.9%
  Total capital..................... 11.3  12.1   11.5    10.9    11.5     11.2
Leverage ratio......................  5.9  11.7    9.2     7.4     7.9      8.3
                                                          NBD      NBD     NBD
                                     FNBC  FCCNB  ANB   MICHIGAN INDIANA ILLINOIS
DECEMBER 31, 1994                    ----  -----  ----  -------- ------- --------
Risk-Based Capital Ratios
  Tier 1 capital....................  8.1% 12.1%   9.5%    7.5%   12.4%    10.3%
  Total capital..................... 12.5  15.0   12.0    11.1    13.7     11.5
Leverage ratio......................  6.3  14.4    9.1     6.1     8.9      7.9
                                                          NBD      NBD     NBD
                                     FNBC  FCCNB  ANB   MICHIGAN INDIANA ILLINOIS
DECEMBER 31, 1993                    ----  -----  ----  -------- ------- --------
Risk-Based Capital Ratios
  Tier 1 capital....................  7.7% 10.0%  10.1%    8.1%   12.5%    11.8%
  Total capital..................... 11.8  12.9   11.8    11.3    13.8     13.0
Leverage ratio......................  6.7  12.3    8.7     6.7     8.9      9.1

  It is important to note that by maintaining regulatory well-capitalized status, these banks benefit from lower FDIC deposit premiums.

DIVIDENDS

  Dividends are an integral part of the capital management and stockholder value program. The Corporation's common dividend policy reflects its earnings outlook, desired payout ratios, peer comparisons, the need to maintain an adequate capital level and alternative investment opportunities. Given these factors, the Corporation is currently targeting a common dividend payout ratio in the range of 30% to 40% of operating earnings over time. On December 8, 1995, the Corporation increased its quarterly common dividend to $0.36 per share. This represented a 9% increase from the previous $0.33 per share common dividend rate.

STOCK REPURCHASE PROGRAM AND OTHER CAPITAL ACTIVITIES

  The repurchase of shares is used to manage excess capital and enhance stockholder value. The Corporation's stock repurchase program, which combines FCC's and NBD's pre-Merger programs, authorizes the repurchase of up to 28.7 million shares of common stock. At December 31, 1995, 9.4 million shares remain available for repurchase under this program. During 1995 and prior to the Merger, the Corporation repurchased 15 million shares of common stock at an average price of $34.08 per share.

  On August 1, 1995, the Corporation's $120.5 million issue of Preferred Stock, Series A, was redeemed, reducing annual dividend requirements by $8.4 million. Regulatory total capital was increased in May 1995 through the issuance of $200 million of subordinated debt.

DOUBLE LEVERAGE

  Double leverage is the extent to which parent debt is used to finance equity investments in subsidiaries. Presently, the Corporation intends to limit its double leverage ratio to no more than 120% at any time. On December 31, 1995, double leverage was 115%, compared with 113% at year-end 1994.

                           CONSOLIDATED BALANCE SHEET

                 FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

                                                           1995      1994
DECEMBER 31 (DOLLARS IN MILLIONS)                        --------  --------
ASSETS
Cash and due from banks................................. $  7,297  $  6,852
Interest-bearing due from banks.........................   10,241     8,697
Federal funds sold and securities under resale
 agreements.............................................   11,698    13,702
Trading assets..........................................    8,150     5,089
Derivative product assets...............................    6,713     4,447
Investment securities (fair values--$9,449 in 1995 and
 $14,784 in 1994).......................................    9,449    15,015
Loans (net of unearned income--$610 in 1995 and $469 in
 1994)..................................................   64,434    55,176
Allowance for credit losses.............................   (1,338)   (1,158)
Premises and equipment..................................    1,423     1,295
Customers' acceptance liability.........................      729       717
Other assets............................................    3,206     2,931
                                                         --------  --------
    Total assets........................................ $122,002  $112,763
                                                         ========  ========
LIABILITIES
Deposits
  Demand................................................ $ 15,234  $ 14,378
  Savings...............................................   20,180    20,088
  Time..................................................   15,919    13,204
  Foreign offices.......................................   17,773    17,225
                                                         --------  --------
    Total deposits......................................   69,106    64,895
Federal funds purchased and securities under repurchase
 agreements.............................................   15,711    16,919
Other short-term borrowings.............................    9,802     8,422
Long-term debt..........................................    8,163     7,246
Acceptances outstanding.................................      729       717
Derivative product liabilities..........................    6,723     4,172
Other liabilities.......................................    3,318     2,583
                                                         --------  --------
    Total liabilities...................................  113,552   104,954

STOCKHOLDERS' EQUITY

Preferred stock--without par value, authorized 10,000,000 shares

SHARES OUTSTANDING:                 1995        1994
-------------------              ----------- -----------
Series A ($50 stated value).....          --   2,410,000       --       121
Series B ($100 stated value)....   1,191,000   1,191,000      119       119
Series C ($100 stated value)....     713,800     713,800       71        71
Series E ($625 stated value)....     160,000     160,000      100       100
Convertible Series B ($5,000
 stated value)..................      39,774      40,000      199       200
                                    1995        1994
                                 ----------- -----------
Common stock--$1 par value..............................      319       329
  Number of shares authorized... 750,000,000 500,000,000
  Number of shares issued....... 318,535,798 329,474,942
  Number of shares outstanding.. 315,241,109 318,554,906
Surplus.................................................    2,185     2,555
Retained earnings.......................................    5,497     4,808
Fair value adjustment on investment securities
 available-for-sale.....................................      112      (158)
Deferred compensation...................................      (39)      (33)
Accumulated translation adjustment......................        8         7
Treasury stock at cost, 3,294,689 shares in 1995 and
 10,920,036 shares in 1994..............................     (121)     (310)
                                                         --------  --------
    Stockholders' equity................................    8,450     7,809
                                                         --------  --------
    Total liabilities and stockholders' equity.......... $122,002  $112,763
                                                         ========  ========

       The accompanying notes are an integral part of this balance sheet.

                         CONSOLIDATED INCOME STATEMENT

                 FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

                                                             1995    1994    1993
FOR THE YEAR (IN MILLIONS, EXCEPT PER SHARE DATA)           ------  ------  ------
INTEREST INCOME
Loans, including fees.....................................  $5,260  $4,000  $3,612
Bank balances.............................................     620     395     332
Federal funds sold and securities under resale agreements.     922     624     350
Trading assets............................................     467     284     227
Investment securities--taxable............................     694     716     598
Investment securities--tax-exempt.........................     127     117     128
                                                            ------  ------  ------
    Total.................................................   8,090   6,136   5,247
INTEREST EXPENSE
Deposits..................................................   2,581   1,653   1,472
Federal funds purchased and securities under repurchase
 agreements...............................................   1,192     704     404
Other short-term borrowings...............................     538     378     253
Long-term debt............................................     571     445     334
                                                            ------  ------  ------
    Total.................................................   4,882   3,180   2,463
                                                            ------  ------  ------
NET INTEREST INCOME.......................................   3,208   2,956   2,784
Provision for credit losses...............................     510     276     390
                                                            ------  ------  ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.....   2,698   2,680   2,394
NONINTEREST INCOME
Combined trading profits..................................     210      86     305
Equity securities gains...................................     253     229     488
Investment securities gains (losses)......................     (16)     (1)      2
                                                            ------  ------  ------
  Market-driven revenue...................................     447     314     795
Credit card fee revenue...................................     901     871     730
Fiduciary and investment management fees..................     404     377     374
Service charges and commissions...........................     735     688     704
Other.....................................................     104     143     166
                                                            ------  ------  ------
    Total.................................................   2,591   2,393   2,769
NONINTEREST EXPENSE
Salaries and employee benefits............................   1,692   1,602   1,558
Occupancy expense of premises, net........................     252     244     256
Equipment rentals, depreciation and maintenance...........     225     245     194
FDIC insurance expense....................................      58     105     116
Amortization of intangible assets.........................      88      93     123
Merger-related charges....................................     267      --      --
Other.....................................................     953     931     914
                                                            ------  ------  ------
    Total.................................................   3,535   3,220   3,161
                                                            ------  ------  ------
INCOME BEFORE INCOME TAXES................................   1,754   1,853   2,002
Applicable income taxes...................................     604     632     712
                                                            ------  ------  ------
NET INCOME................................................  $1,150  $1,221  $1,290
                                                            ======  ======  ======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY....  $1,113  $1,169  $1,233
                                                            ======  ======  ======
EARNINGS PER SHARE
  NET INCOME--PRIMARY.....................................   $3.45   $3.62   $3.91
  NET INCOME--FULLY DILUTED...............................   $3.41   $3.58   $3.79

         The accompanying notes are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

FOR THE YEAR ENDED DECEMBER 31                              1995    1994    1993
(IN MILLIONS)                                              ------  ------  ------
PREFERRED STOCK
 Balance, beginning of period............................. $  611  $  761  $  669
 Issuance of stock........................................     --      --     200
 Conversion of preferred stock............................     (1)     --      --
 Redemption of preferred stock............................   (121)   (150)   (108)
                                                           ------  ------  ------
 Balance, end of period...................................    489     611     761
                                                           ------  ------  ------
COMMON STOCK
 Balance, beginning of period.............................    329     318     309
 Issuance of stock........................................      1      --       3
 Redemption of preferred stock............................     --      --       6
 Acquisition of subsidiaries..............................     --      11      --
 Cancellation of shares held in treasury..................    (11)     --      --
                                                           ------  ------  ------
 Balance, end of period...................................    319     329     318
                                                           ------  ------  ------
CAPITAL SURPLUS
 Balance, beginning of period.............................  2,555   2,542   2,399
 Issuance of common stock.................................     14      14      38
 Issuance of treasury stock...............................    (21)    (39)     (1)
 Issuance of preferred stock..............................     --      --      (4)
 Redemption of preferred stock............................     --      (5)    101
 Acquisition of subsidiaries..............................     (3)     39      --
 Cancellation of shares held in treasury..................   (369)     --      --
 Other....................................................      9       4       9
                                                           ------  ------  ------
 Balance, end of period...................................  2,185   2,555   2,542
                                                           ------  ------  ------
RETAINED EARNINGS
 Balance, beginning of period.............................  4,808   3,924   2,974
 Net income...............................................  1,150   1,221   1,290
 Cash dividends declared on common stock..................   (424)   (367)   (283)
 Cash dividends declared on preferred stock...............    (37)    (47)    (57)
 Acquisition of subsidiaries..............................     --      77      --
                                                           ------  ------  ------
 Balance, end of period...................................  5,497   4,808   3,924
                                                           ------  ------  ------
FAIR VALUE ADJUSTMENT ON INVESTMENT SECURITIES AVAILABLE-
 FOR-SALE
 Balance, beginning of period.............................   (158)     (6)     --
 Unrealized loss at December 31, 1993 (net of taxes of
  ($3))...................................................     --      --      (6)
 Unrealized gain on securities transferred from held-to-
  maturity to available-for-sale on November 17, 1995
  (net of taxes of $55)...................................    101      --      --
 Change in fair value (net of taxes of $99 in 1995 and
  $(87) in 1994)..........................................    169    (148)     --
 Acquisition of subsidiaries..............................     --      (4)     --
                                                           ------  ------  ------
 Balance, end of period...................................    112    (158)     (6)
                                                           ------  ------  ------
DEFERRED COMPENSATION
 Balance, beginning of period.............................    (33)    (30)    (34)
 Awards granted...........................................    (18)    (28)    (17)
 Amortization of deferred compensation....................     21      21      16
 Other....................................................     (9)      4       5
                                                           ------  ------  ------
 Balance, end of period...................................    (39)    (33)    (30)
                                                           ------  ------  ------
ACCUMULATED TRANSLATION ADJUSTMENT
 Balance, beginning of period.............................      7       3       7
 Translation gain (loss), net of taxes....................      1       4      (4)
                                                           ------  ------  ------
 Balance, end of period...................................      8       7       3
                                                           ------  ------  ------
TREASURY STOCK
 Balance, beginning of period.............................   (310)    (13)     (1)
 Purchase of common stock.................................   (538)   (388)    (21)
 Acquisition of subsidiaries..............................    262      --      --
 Cancellation of shares held in treasury..................    380      --      --
 Issuance of stock........................................     85      91       9
                                                           ------  ------  ------
 Balance, end of period...................................   (121)   (310)    (13)
                                                           ------  ------  ------
   Total Stockholders' Equity, end of period.............. $8,450  $7,809  $7,499
                                                           ======  ======  ======

         The accompanying notes are an integral part of this statement.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

                                                     1995      1994     1993
FOR THE YEAR (IN MILLIONS)                         --------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................  $  1,150  $  1,221  $ 1,290
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization...................       274       277      295
 Provision for credit losses.....................       510       279      403
 Equity securities gains.........................      (253)     (229)    (488)
 Net (increase) decrease in net derivative
  product balances...............................       296       (62)      --
 Net gains from accelerated disposition portfolio
  activities.....................................       (37)      (46)     (60)
 Net (increase) in trading assets................    (2,766)     (427)  (1,165)
 Net (increase) decrease in loans held for sale..      (243)      197     (111)
 Net (increase) in accrued income receivable.....      (131)     (143)     (37)
 Net increase (decrease) in accrued expenses
  payable........................................      (153)      102      317
 Net (increase) decrease in other assets.........       174      (212)      66
 Interest income from Brazilian debt
  restructuring..................................        (2)      (17)      --
 Merger-related charges..........................       242        --       --
 Other noncash adjustments.......................       (67)       70     (421)
                                                   --------  --------  -------
 Total adjustments...............................    (2,156)     (211)  (1,201)
Net cash provided by (used in) operating
 activities......................................    (1,006)    1,010       89
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold and
 securities under resale agreements..............     2,003    (4,623)  (2,050)
Purchase of investment securities................        --        --   (7,722)
Purchase of investment securities--available-for-
 sale............................................    (4,340)   (6,392)      --
Purchase of debt investment securities--held-to-
 maturity........................................      (119)   (3,081)      --
Purchase of equity securities--fair value........      (385)     (181)      --
Proceeds from maturities of debt securities......        --        --    8,265
Proceeds from maturities of debt securities--
 available-for-sale..............................     3,652     2,811       --
Proceeds from maturities of debt securities--
 held-to-maturity................................     1,042     2,052       --
Proceeds from sales of investment securities.....        --        --      679
Proceeds from sales of investment securities--
 available-for-sale..............................     5,564     2,164       --
Proceeds from sales of equity securities--fair
 value...........................................     1,051       333       --
Credit card receivables securitized..............     2,286     2,000    1,700
Net (increase) in loans..........................   (10,815)   (8,200)  (2,830)
Loan recoveries..................................       142       155      189
Net proceeds from sales of assets held for
 accelerated disposition.........................        59       112      829
Purchases of premises and equipment..............      (382)     (370)    (347)
Proceeds from sales of premises and equipment....        74       107      137
Net cash and cash equivalents due to mergers and
 acquisitions....................................       116        38       --
                                                   --------  --------  -------
Net cash (used in) investing activities..........       (52)  (13,075)  (1,150)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits..............     2,616     5,776   (2,700)
Net increase (decrease) in federal funds
 purchased and securities under repurchase
 agreements......................................    (1,208)    5,832      447
Net increase in other short-term borrowings......     1,574     1,581    2,663
Proceeds from issuance of long-term debt.........     2,163     3,357    1,964
Repayment of long-term debt......................    (1,262)   (1,231)    (893)
Net increase in other liabilities................       103         2      285
Dividends paid...................................      (447)     (397)    (331)
Proceeds from issuance of common and treasury
 stock...........................................        48        52       47
Purchase of treasury stock.......................      (538)     (397)     (26)
Proceeds from issuance of preferred stock........        --        --      196
Payment for redemption of preferred stock........      (121)     (150)      (1)
                                                   --------  --------  -------
Net cash provided by financing activities........     2,928    14,425    1,651
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS.....................................       119       109      (80)
NET INCREASE IN CASH AND CASH EQUIVALENTS........     1,989     2,469      510
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...    15,549    13,080   12,570
                                                   --------  --------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.........  $ 17,538  $ 15,549  $13,080
                                                   ========  ========  =======
OTHER CASH FLOW DISCLOSURES:
 Interest paid...................................    $4,666    $3,165   $2,451
 State and federal income taxes paid.............       808       575      379

  Loans transferred to other real estate were $18 million, $29 million and $57 million in 1995, 1994 and 1993, respectively. In 1993 the Corporation reclassified $89 million of United Mexican States obligations from loans to investment securities.

        The accompanying notes are an integral part of this statement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements for the Corporation, including its subsidiaries, have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Prior years' financial statements have been reclassified to conform with the current financial statement presentation.

 (a) Principles of Consolidation

  The Corporation's consolidated financial statements include the accounts of the Corporation (the "Parent Company") and all subsidiaries more than 50% owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

 (b) Trading Activities

  Trading assets and liabilities are carried at fair value. Realized and unrealized gains and losses related to trading activities are reflected in noninterest income as combined trading profits.

  Combined trading profits include interest rate, exchange rate, commodity price, and equity price trading results from both cash and derivative financial instruments. More information on the Corporation's trading revenue is shown in the "Trading Revenue" table on page 20.

 (c) Investment Securities

  Effective November 17, 1995, the Corporation reclassified all held-to-maturity debt securities to available-for-sale. Previously, these debt investment securities were carried at amortized cost. The decision to reclassify was made in conjunction with the Financial Accounting Standards Board's ("FASB") issuance of an implementation guide that allowed a one-time window period to reassess and reclassify investment securities. The reclassified debt investment securities were revalued at fair value, which resulted in a $156 million unrealized pretax gain being recorded in the fair value adjustment on investment securities available-for-sale in stockholders' equity.

  Realized gains and losses and other than temporary impairments related to debt and equity investment securities are determined using the specific identification method and are reported in noninterest income as investment securities gains (losses) or equity securities gains, as appropriate.

  The Corporation carries investments of its venture capital subsidiaries at fair value. Changes in the fair value of such investments are recognized in noninterest income as equity securities gains. The fair value of publicly traded investments takes into account their quoted market prices with adjustments made for market liquidity or sale restrictions. For investments that are not publicly traded, management has made estimates of fair value that consider the investees' financial results, conditions and prospects, and the values of comparable public companies. Because of the nature of these investments, the equity method of accounting is not used in situations where the Corporation has a greater than 20% ownership interest.

  Other debt and equity investment securities classified as available-for-sale are carried at fair value with unrealized gains and losses and applicable income taxes reported in the fair value adjustment on investment securities available-for-sale in stockholders' equity.

 (d) Loans

  Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of cost or fair value. Unrealized losses as well as realized gains or losses are included in other noninterest income.

  Loan origination and commitment fees generally are deferred and amortized as interest income over the life of the related loan. Other credit-related fees, such as syndication management fees, commercial letters of credit fees, and fees on unused, available lines of credit, are recorded as service charges and commissions in noninterest income when earned.

  Loans, including lease financing receivables, are considered nonperforming when placed on nonaccrual status, or when renegotiated at terms that represent an economic concession to the borrower.

  A commercial loan is placed on nonaccrual status when the collection of contractual principal or interest is deemed doubtful by management or becomes 90 days or more past due, and the loan is not well-secured and in the process of collection. Accrued but uncollected interest is reversed and charged against interest income when the commercial loan is placed on nonaccrual status.

  Interest payments received on a nonaccrual loan, in which ultimate collection of the recorded investment amount is considered doubtful, are recorded as a reduction to principal until such doubt no longer exists; thereafter, interest payments received are recorded as a recovery, to the extent of prior charge-offs, and then as interest income.

  A charge-off on a commercial loan is recorded in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined a loan or a portion of a loan is uncollectible. In general, a loan or portion of a loan is considered to be uncollectible when the likelihood of recovery is judged to be 25% or less. This does not suggest, however, that there is no possibility of a recovery of a portion or all of the loan in a subsequent period.

  Consumer loans are generally not placed on nonaccrual status but are charged off after reaching certain delinquency periods (120-180 days). The timing and amount of the charge-off will depend on the type of consumer loan and any related collateral. Accrued but uncollected interest on a consumer loan is reversed against interest income when the loan is charged off.

  An economic concession on a renegotiated loan may represent forgiveness of principal and/or interest or a below-market interest rate offered to the borrower to maximize recovery of the loan. Generally, this occurs when the borrower's cash flow is insufficient to service the loan under its original terms. Subject to the above nonaccrual policy, interest on these loans is accrued at the reduced rates.

 (e) Credit Card Securitization

  The Corporation actively packages and sells credit card receivables as securities to investors. At the time of securitization no gain or loss is recorded since the amount of proceeds received is equal to the par value of the receivables. Transaction costs are deferred and amortized ratably as a reduction of servicing fees over the terms of the related securitizations. The amount of credit card interest income and fee revenue in excess of interest paid to certificate holders, credit losses and other trust expenses is recognized on an accrual basis as servicing fees in credit card fee revenue.

 (f) Allowance for Credit Losses

  The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in on- and off-balance-sheet credit exposure attributable to various financial instruments. The amount of the allowance is based on formal review and analysis of potential credit losses, as well as prevailing economic conditions.

 (g) Premises and Equipment

  Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is charged to noninterest expense over the estimated useful lives of the assets and is computed on either a straight-line or an accelerated depreciation method. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Maintenance, repairs and minor alterations are expensed as incurred. Gains and losses on disposition are reflected in other noninterest income.

 (h) Other Real Estate

  Other real estate includes primarily assets that have been acquired in satisfaction of debt. Other real estate is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the allowance for credit losses. Operating results from other real estate are recorded in other noninterest expense.

 (i) Intangible Assets

  Intangible assets are included in other assets. Goodwill, representing the cost of investments in subsidiaries and affiliated companies in excess of the fair value of net assets acquired, is amortized on a straight-line basis over periods ranging from 10 to 25 years.

  Other intangible assets, such as purchased mortgage servicing rights, customer lists, core deposits and credit card relationships, are amortized using various methods over the periods benefited.

 (j) Derivative Financial Instruments

  For a discussion of the Corporation's accounting policies for derivative financial instruments, see page 35.

 (k) Foreign Currency Translation

  When the primary operating currency (functional currency) of a foreign installation is the U.S. dollar, its foreign currency-denominated monetary assets and liabilities carried in local currency are remeasured into U.S. dollars at current exchange rates. Its premises and equipment are remeasured at historical exchange rates. Remeasurement effects and the results of related hedging transactions are included in other noninterest income.

  If the foreign installation's functional currency is its local currency, all assets and liabilities are translated at current exchange rates. Translation adjustments, related hedging results and applicable income taxes are included in accumulated translation adjustment within stockholders' equity.

 (l) Employee Benefits

  The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. This statement requires the accrual of benefits provided to former or inactive employees after employment but before retirement. The Corporation's prior practice was to expense these benefits when paid.

 (m) Cash Flow Reporting

  The Corporation uses the indirect method to report cash flows from operating activities. Under this method, net income is adjusted to reconcile to net cash flows from operating activities. Net reporting of cash transactions has been used when the balance sheet items consist predominantly of maturities of three months or less, or where otherwise permitted. Other items are reported on a gross basis. Cash flows related to sales of debt investment securities within three months of the maturity date are classified as maturities in the consolidated statement of cash flows. Cash and cash equivalents consist of cash and due from banks, whether interest-bearing or not.

  Effective November 17, 1995, a noncash transfer of $7.2 billion attributable to reclassifying debt securities from held-to-maturity to available-for-sale was made. Please refer to section (c) of this note for more details.

  Upon adopting FASB Interpretation No. 39 on January 1, 1994, a noncash transfer of balances attributable to derivative financial instruments on December 31, 1993, was made from other assets ($1.5 billion) and other liabilities ($1.3 billion) to net derivative product balances.

 (n) Recently Issued Accounting Standards

  In 1995 the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires the capitalization of servicing rights on mortgage loans when the loans are to be sold and the servicing retained, and SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages the use of a fair value-based method of accounting for certain but not all employee stock compensation plans.

  Implementation of these statements is not expected to be material to the Corporation's business practices or results of operations.

NOTE 2--EARNINGS PER SHARE

  Earnings per share are presented on both a primary and a fully diluted basis. Primary earnings per share were computed by dividing net income, after deducting dividends on preferred stock, by the average number of common and common-equivalent shares outstanding during the period. Common-equivalent shares consist of net shares issuable under the Employee Stock Purchase and Savings Plan and outstanding stock options.

  The fully diluted earnings per share calculation also includes common shares that would result from the conversion of convertible preferred stock and convertible notes. Accordingly, net income was not reduced by preferred stock dividend requirements related to convertible preferred stock or the interest expense on the convertible notes.

                                                         1995    1994    1993
(IN MILLIONS)                                           ------  ------  ------
Primary
  Net income........................................... $1,150  $1,221  $1,290
  Preferred stock dividends (1)........................    (37)    (52)    (57)
                                                        ------  ------  ------
  Net income attributable to common stockholders'
   equity.............................................. $1,113  $1,169  $1,233
                                                        ======  ======  ======
Fully diluted
  Net income........................................... $1,150  $1,221  $1,290
  Preferred stock dividends, excluding convertible
   Series A and B, where applicable (1)................    (26)    (40)    (44)
  Interest on convertible notes, net of taxes..........     --       2      10
                                                        ------  ------  ------
  Fully diluted net income............................. $1,124  $1,183  $1,256
                                                        ======  ======  ======

                                                         1995    1994    1993
(IN THOUSANDS)                                          ------- ------- -------
Average shares outstanding............................. 320,049 319,929 313,248
Common stock equivalents...............................   2,808   2,737   2,170
                                                        ------- ------- -------
Average number of common and common-equivalent shares
 (primary)............................................. 322,857 322,666 315,418
  Incremental shares related to convertible preferred
   stock, debentures and other.........................   7,240   8,145  15,871
                                                        ------- ------- -------
Average number of shares, assuming full dilution....... 330,097 330,811 331,289
                                                        ======= ======= =======
                                                         1995    1994    1993
                                                        ------- ------- -------
Earnings Per Share
  Net income--primary..................................   $3.45   $3.62   $3.91
                                                          =====   =====   =====
  Net income--fully diluted............................   $3.41   $3.58   $3.79
                                                          =====   =====   =====

--------
(1) 1994 preferred dividends include a $4.5 million, or 3%, premium paid on the redemption of the Corporation's Cumulative Preferred Stock, Series D.

NOTE 3--FIRST CHICAGO NBD CORPORATION MERGER

  On December 1, 1995 (the "Effective Time"), FCC merged with and into NBD, with the combined company renamed First Chicago NBD Corporation. At the Effective Time, each share of FCC common stock was converted into 1.81 shares of common stock of the Corporation. In aggregate, 87.1 million shares of FCC common stock were converted into 157.7 million shares of the Corporation's common stock. Each share of NBD common stock remained outstanding representing one share of the Corporation's common stock. Each share of FCC preferred stock outstanding immediately prior to the Merger was converted into one share of the Corporation's preferred stock with substantially similar terms. FCC treasury shares held at the Effective Time were canceled. The Merger was accounted for as a pooling of interests and, accordingly, the Financial Statements have been restated.

  The following presents financial information for FCC and NBD for the periods prior to December, 1995. To conform to consistent methods of accounting, certain reclassifications of historical data have been made. Among these were the reclassification of the 1994 extraordinary item (to other noninterest income), the 1994 cumulative effect of changes in accounting principles (to salaries and employee benefits), and the 1993 cumulative effect of changes in accounting principles (to applicable income taxes).

                                          1995          1994           1993
                                      ------------- -------------  -------------
                                       FCC    NBD    FCC    NBD     FCC    NBD
(IN MILLIONS)                         ------ ------ ------ ------  ------ ------
Net interest income.................  $1,350 $1,577 $1,331 $1,625  $1,226 $1,558
Noninterest income..................   1,873    519  1,875    545   2,202    585
Noninterest expense.................   1,765  1,200  1,919  1,304   1,858  1,322
Income before income taxes..........   1,114    814  1,063    814   1,300    702
Income before extraordinary item and
 cumulative effect of changes in
 accounting principles..............     727    535    690    547     804    482
Extraordinary items.................      --     --     --     (8)     --     --
Cumulative effect of changes in
 accounting principles..............      --     --     --     (8)     --      4
Net income..........................     727    535    690    531     804    486

NOTE 4--MERGER-RELATED CHARGES

  Merger-related charges were $267 million and included direct merger and restructuring-related charges totaling $225 million, as well as the effect of conforming a number of accounting practices between FCC and NBD, which totaled $42 million. The effect of conforming these practices is not material to the Corporation's financial statements.

  The following table provides details on merger-related charges associated with the business combination and restructuring plan (in millions).

      Personnel-related................................................... $ 93
      Facilities and equipment............................................   95
      Other...............................................................   37
                                                                           ----
                                                                           $225
                                                                           ====

  The reserve associated with such charges as of December 31, 1995, was $200 million. Most of the actions incorporated in the established business plans will be implemented over a 12-15 month period following the Effective Time.

  Personnel-related costs reflect primarily the costs of the benefit package for separated employees. Facilities costs consist of lease termination costs and other facilities-related exit costs arising from the closing of duplicate branch facilities and from the consolidation of duplicate headquarters and operational facilities. Equipment costs consist of computer equipment and software write-offs due to duplication or incompatibility.

  Targeted staff reductions total 1,700, coming primarily from the overlap in the Chicago retail banking business, product synergies in the large corporate and middle market businesses, as well as redundant staff and administrative support functions. The benefit package for affected employees has been approved by management and communicated on a corporate-wide basis.

  Other merger-related charges include investment banking fees, securities registration and listing fees, filing fees, and various accounting, legal and other related costs. Investment banking fees of $12 million represent the largest component of such costs.

NOTE 5--ACQUISITIONS

  In July 1995, the Corporation consummated its merger with Deerbank Corporation, a $766 million thrift holding company located in Deerfield, Illinois. The merger was accounted for as a purchase. The purchase price of $106 million was funded by the issuance of 3.3 million shares of the Corporation's common stock. Before the closing, the Corporation repurchased an amount of shares equivalent to the shares issued in the transaction.

  In January 1995, the Corporation consummated its merger with AmeriFed Financial Corp., a thrift holding company located in Joliet, Illinois, with total assets of $910 million. The purchase price of $148 million was funded by the issuance of 5.2 million shares of the Corporation's common stock. The merger was accounted for as a purchase. The Corporation had repurchased 5.0 million of the shares issued before the closing of the merger, and repurchased the remaining shares issued soon after the closing.

  On July 8, 1994, the Corporation issued approximately 11.6 million shares of its common stock for all of the common stock of Lake Shore Bancorp., Inc. of Chicago, Illinois, with total assets of $1.2 billion and capital of $123 million. The combination was accounted for on a pooling-of-interests basis; however, because the transaction was not considered significant from an accounting perspective, the Corporation did not restate either 1994 or prior-year financial data.

NOTE 6--BUSINESS SEGMENTS

  The Corporation is engaged primarily in the banking business, and with the continuing globalization of financial markets, the distinction between international and domestic activities has become less important. The following table shows approximate consolidated financial data for the three years ended December 31, 1995, attributable to domestic and foreign operations. No foreign geographic region accounted for more than 10% of consolidated results.

                                                          INCOME
                                                          BEFORE
                                                          INCOME  NET    TOTAL
                                  REVENUES(1) EXPENSES(2) TAXES  INCOME  ASSETS
(IN MILLIONS)                     ----------- ----------- ------ ------ --------
1995
  Domestic operations............   $ 9,277     $7,590    $1,687 $1,099 $100,601
  Foreign operations.............     1,404      1,337        67     51   21,401
                                    -------     ------    ------ ------ --------
  Consolidated...................   $10,681     $8,927    $1,754 $1,150 $122,002
                                    =======     ======    ====== ====== ========
1994
  Domestic operations............   $ 7,745     $5,926    $1,819 $1,204 $ 97,372
  Foreign operations.............       784        750        34     17   15,391
                                    -------     ------    ------ ------ --------
  Consolidated...................   $ 8,529     $6,676    $1,853 $1,221 $112,763
                                    =======     ======    ====== ====== ========
1993
  Domestic operations............   $ 7,202     $5,375    $1,827 $1,172 $ 82,830
  Foreign operations.............       814        639       175    118   10,310
                                    -------     ------    ------ ------ --------
  Consolidated...................   $ 8,016     $6,014    $2,002 $1,290 $ 93,140
                                    =======     ======    ====== ====== ========

--------
(1) Includes interest income and noninterest income.
(2) Includes interest expense, provision for credit losses and noninterest expense.

  Results from foreign operations include provisions for credit losses of $(11) million in 1995, $(42) million in 1994 and $(16) million in 1993. Recoveries, including those related to the Brazilian debt restructuring, contributed to the negative provisions in all three years.

  Because many of the resources employed by the Corporation are common to both its foreign and domestic activities, it is difficult to segregate assets, related revenues and expenses into their foreign and domestic components. The amounts in the preceding table are estimated on the basis of internally developed assignment and allocation procedures, which to some extent are subjective. The principal internal allocations used to prepare this information are described below.

  Corporate overhead is allocated based on individual activities. Expenses are generally allocated to the geographic area benefited. Assets and revenues are generally allocated based on the domicile of the customer. Capital, with the exception of that invested in foreign subsidiaries, is allocated to domestic operations.

  For information regarding the Corporation's line of business activities, see the Business Segments Overview section on page 14 as well as the tables on pages 14 to 18, which summarize financial results for the Corporation's major business segments and other activities.

NOTE 7--INVESTMENT SECURITIES

  The following is a summary of the Corporation's available-for-sale and held-to-maturity securities.

                                   INVESTMENT SECURITIES--AVAILABLE-FOR-SALE
                          -----------------------------------------------------------
                           AMORTIZED   GROSS UNREALIZED GROSS UNREALIZED  FAIR VALUE
DECEMBER 31, 1995 (IN         COST          GAINS            LOSSES      (BOOK VALUE)
MILLIONS)                 ------------ ---------------- ---------------- ------------
U.S. Treasury...........     $1,416          $  8             $  1          $1,423
U.S. government agencies
  Mortgage-backed
   securities...........      4,855           119               20           4,954
  Collateralized
   mortgage obligations.          5            --               --               5
  Other.................        457             1               --             458
States and political
 subdivisions...........      1,383            81                2           1,462
Collateralized mortgage
 obligations (1)........          1            --               --               1
Other debt securities...         91             2               --              93
Equity securities
 (2)(3).................        986           152               85           1,053
                             ------          ----             ----          ------
    Total...............     $9,194          $363             $108          $9,449
                             ======          ====             ====          ======
                                   INVESTMENT SECURITIES--AVAILABLE-FOR-SALE
                          -----------------------------------------------------------
                           AMORTIZED   GROSS UNREALIZED GROSS UNREALIZED  FAIR VALUE
DECEMBER 31, 1994 (IN         COST          GAINS            LOSSES      (BOOK VALUE)
MILLIONS)                 ------------ ---------------- ---------------- ------------
U.S. Treasury...........     $  951          $ --             $  7          $  944
U.S. government agencies
  Mortgage-backed
   securities...........      2,658            --              160           2,498
  Collateralized
   mortgage obligations.      1,461             5               46           1,420
  Other.................         47             1               --              48
States and political
 subdivisions...........         77            --                1              76
Collateralized mortgage
 obligations (1)........        111            --               --             111
Other debt securities...        206            --               41             165
Equity securities
 (2)(3).................      1,255           526               93           1,688
                             ------          ----             ----          ------
    Total...............     $6,766          $532             $348          $6,950
                             ======          ====             ====          ======
                                    INVESTMENT SECURITIES--HELD-TO-MATURITY
                          -----------------------------------------------------------
                           AMORTIZED
                              COST     GROSS UNREALIZED GROSS UNREALIZED
                          (BOOK VALUE)      GAINS            LOSSES       FAIR VALUE
                          ------------ ---------------- ---------------- ------------
U.S. Treasury...........     $  785          $ --             $ 21          $  764
U.S. government agencies
  Mortgage-backed
   securities...........      5,666            45              282           5,429
  Other.................         18            --               --              18
States and political
 subdivisions...........      1,591            53               26           1,618
Other debt securities...          5            --               --               5
                             ------          ----             ----          ------
    Total...............     $8,065          $ 98             $329          $7,834
                             ======          ====             ====          ======

--------
(1) All collateralized mortgage obligations of private issuers have underlying collateral consisting of obligations of U.S. government agencies.
(2) The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.
(3) Includes investments accounted for at fair value, in keeping with specialized industry practice.

  Proceeds from the sale of available-for-sale investment securities, excluding equity securities accounted for at fair value, during 1995 were $5.564 billion, resulting in gross realized gains of $45 million and gross realized losses of $62 million.

  Proceeds from the sale of available-for-sale investment securities, excluding equity securities accounted for at fair value, during 1994 were $2.164 billion, resulting in gross realized gains of $14 million and gross realized losses of $15 million. Proceeds from the sale of debt investment securities during 1993 were $57 million, resulting in gross realized gains of $3 million and gross realized losses of $1 million.

  The maturity distribution of debt investment securities at December 31, 1995, is shown below. The distribution of mortgage-backed securities and collateralized mortgage obligations is based on average expected maturities. Actual maturities may differ because issuers may have the right to call or prepay obligations.

                                                               AMORTIZED  FAIR
                                                                 COST    VALUE
(IN MILLIONS)                                                  --------- ------
Due in one year or less.......................................  $1,720   $1,725
Due after one year through five years.........................   2,650    2,764
Due after five years through ten years........................   3,466    3,515
Due after ten years...........................................     372      392
                                                                ------   ------
                                                                $8,208   $8,396
                                                                ======   ======

NOTE 8--LOANS

  Following is a breakdown of loans included in the consolidated balance sheet as of December 31, 1995 and 1994.

                                                                  1995    1994
(IN MILLIONS)                                                    ------- -------
Commercial
  Domestic
    Commercial.................................................. $25,551 $22,546
    Real estate
      Construction..............................................   1,151   1,074
      Other.....................................................   6,103   5,903
    Lease financing.............................................   1,588   1,381
  Foreign.......................................................   3,726   3,305
                                                                 ------- -------
        Total commercial........................................  38,119  34,209
                                                                 ------- -------
Consumer
  Credit cards..................................................   9,649   6,980
  Secured by real estate
    Mortgage....................................................   6,669   4,963
    Home equity.................................................   2,264   2,062
  Automotive....................................................   4,477   3,994
  Other.........................................................   3,256   2,968
                                                                 ------- -------
        Total consumer..........................................  26,315  20,967
                                                                 ------- -------
        Total................................................... $64,434 $55,176
                                                                 ======= =======

  The amount of interest shortfall (the difference between interest contractually due and interest actually recorded) related to nonperforming loans at year-end was $19 million in 1995 and $16 million in 1994.

  Credit card receivables are available for sale at par value through the Corporation's credit card securitization program. In addition, other loans available for sale at December 31, 1995 and 1994, totaled $556 million and $312 million, respectively.

  The Corporation has loans outstanding to certain of its directors and executive officers and to partnerships or companies in which a director or executive officer has at least a 10% beneficial interest. At December 31, 1995 and 1994, $271 million and $297 million, respectively, of such loans to related parties were outstanding. An analysis of the activity during 1995 with respect to such loans includes additions of $793 million, and reductions of $819 million.

NOTE 9--ALLOWANCE FOR CREDIT LOSSES

  Changes in the allowance for credit losses for the three years ended December 31, 1995, were as follows.

                                                          1995    1994    1993
(IN MILLIONS)                                            ------  ------  ------
Balance, beginning of year.............................. $1,158  $1,106  $1,041
Additions (deductions)
  Charge-offs...........................................   (409)   (364)   (485)
  Recoveries............................................    145     172     189
                                                         ------  ------  ------
  Net charge-offs.......................................   (264)   (192)   (296)
  Provision for credit losses...........................    510     276     390
Other
  Acquisitions..........................................      9      16      --
  Transfers related to securitized receivables..........    (75)    (49)    (29)
  Other.................................................     --       1      --
                                                         ------  ------  ------
Balance, end of year.................................... $1,338  $1,158  $1,106
                                                         ======  ======  ======

  Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." SFAS No. 114 addresses the accounting for a loan when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. Certain loans, such as loans carried at the lower of cost or market or small-balance homogeneous loans (e.g., credit card, installment credit), are exempt from SFAS No. 114 provisions. Nonperforming loans are generally identified as "impaired loans."

  On a quarterly basis, the Corporation identifies impaired loans, and impairment is recognized to the extent the recorded investment of an impaired loan or pool of loans exceeds the calculated present value. For non-collateral dependent loans, the calculated present value is measured using a discounted cash flow approach. Loans having a significant recorded investment are measured on an individual basis while loans not having a significant recorded investment are grouped and measured on a pool basis. Collateral-dependent loans, primarily real estate, are separately measured for impairment by determining the fair value of the collateral less estimated costs to sell.

  The allocated reserve associated with impaired loans is considered in management's determination of the allowance for credit losses. The adoption of this accounting standard did not have a significant effect on net income or allowance for credit losses.

  At December 31, 1995, the recorded investment in loans considered impaired was $363 million, which required a related allowance for credit losses of $36 million. Of the $363 million in impaired loans, $194 million required the establishment of an allocated reserve. The average recorded investment in impaired loans was approximately $302 million for the year ended December 31, 1995. The Corporation recognized interest income associated with impaired loans of $15 million during the year.

NOTE 10--PLEDGED AND RESTRICTED ASSETS

  Assets carried at $22.3 billion in the consolidated balance sheet at December 31, 1995, were pledged to secure government deposits, trust deposits, and borrowings, and for other purposes required by law.

  The Banks are required to maintain noninterest-bearing cash balances with the Federal Reserve based on the types and amounts of deposits held. During 1995 and 1994, the average balances maintained to meet this requirement were $867 million and $928 million, respectively.

NOTE 11--LONG-TERM DEBT

  Long-term debt consists of borrowings having an original maturity of over one year. Original issue discount and deferred issuance costs are amortized over the terms of the related notes. Long-term debt at December 31, 1995 and 1994, was as follows.

                                                                    1995   1994
(IN MILLIONS)                                                      ------ ------
PARENT COMPANY
SUBORDINATED DEBT
  9% notes due 1999............................................... $  199 $  199
  9 7/8% notes due 2000...........................................     99     99
  9 1/5% notes due 2001...........................................      5      5
  9 1/4% notes due 2001...........................................    100    100
  10 1/4% notes due 2001..........................................    100    100
  11 1/4% notes due 2001..........................................     96     96
  8 7/8% notes due 2002...........................................    100    100
  8 1/10% notes due 2002..........................................    200    200
  8 1/4% notes due 2002...........................................    100    100
  7 5/8% notes due 2003...........................................    199    199
  6 7/8% notes due 2003...........................................    200    200
  Floating rate notes due 2003....................................    149    149
  7 1/4% debentures due 2004......................................    200    200
  Floating rate notes due 2005....................................     96     96
  7 1/8% notes due 2007...........................................    199     --
  6 3/8% notes due 2009...........................................    198    198
  7 1/2% preferred purchase units due 2023........................    150    150
  9 7/8% equity commitment notes due 1999.........................    200    200
  Floating rate equity contract notes due 1996....................    125    125
SENIOR DEBT
  8 1/2% notes due 1998...........................................    100    100
  Other Parent Company debt.......................................  1,624  1,385
                                                                   ------ ------
    Total Parent Company..........................................  4,439  4,001
                                                                   ------ ------
SUBSIDIARIES
  Bank notes, various rates and maturities........................  2,944  2,434
  Subordinated 6 1/4% notes due 2003..............................    200    200
  Subordinated 8 1/4% notes due 2024..............................    250    250
  8 3/4% notes due 1997-1999......................................     10     10
  Capitalized lease obligations, various rates and maturities.....     15     52
  Other...........................................................    305    299
                                                                   ------ ------
    Total subsidiaries............................................  3,724  3,245
                                                                   ------ ------
    Total long-term debt.......................................... $8,163 $7,246
                                                                   ====== ======

(A) PARENT COMPANY LONG-TERM DEBT

SUBORDINATED NOTES

  These notes are subordinated to other indebtedness of the Corporation. The fixed-rate notes have interest rates that range from 6 3/8% to 11 1/4% and maturities that range from 1999 to 2023. The floating rate notes due in 2003 have an interest rate priced at the greater of 4 1/4% or the three-month London interbank offered rate plus 1/8%. The interest rate on this issue on December 31, 1995, was 6 1/16%. The floating rate notes due 2005 may be redeemed, in whole or in part, on any interest payment date at par. Interest payment on the notes is at a rate of 1/4% above the average offered rate quoted in the London interbank market for three-month Eurodollar deposits but in no event may the rate be less than 5.25%. On December 31, 1995, the interest rate was 5 13/16%.

  Each 7 1/2% preferred purchase unit consists of a 7.40% subordinated debenture due May 10, 2023, in a principal amount of $25 and a related purchase contract paying fees of 0.10% of the principal amount of the debenture per year. The contract requires the purchase on May 10, 2023 (or earlier at the Corporation's election), of one depositary share representing a one-fourth interest in a share of 7 1/2% cumulative preferred stock of the Corporation at a purchase price of $25 per depositary share.

  The equity commitment notes may not be redeemed prior to their stated maturity. The agreements under which these notes were issued require the Corporation, prior to maturity, to issue common stock, perpetual preferred stock or other forms of equity approved by the Federal Reserve Board in an amount equal to the original aggregate principal amount of the notes. As of December 31, 1995, all the equity securities required by the agreements had been issued.

  The interest rate on the floating rate equity contract notes is reset quarterly at 3/16% over the average offered rate quoted in the London interbank market for three-month Eurodollar deposits. The interest rate on this issue as of December 31, 1995, was 6.00%.

SENIOR DEBT

  The 8 1/2% notes are unsecured obligations that are not subordinated to any other indebtedness of the Corporation and may not be redeemed prior to their stated maturity.

  Other Parent Company long-term debt of $1.624 billion includes various notes with a weighted average interest rate of 6.63% and remaining weighted average maturity of 25 months at December 31, 1995.

(B) SUBSIDIARIES' LONG-TERM DEBT

  The bank notes are unsecured and unsubordinated debt obligations of the Banks. At December 31, 1995, the weighted average rate of the bank notes was 6.07% and remaining weighted average maturity was 12 months.

  The 6 1/4% subordinated notes due 2003 are unsecured, subordinated to the claims of depositors and other creditors of NBD Michigan, and are not redeemable prior to maturity.

  The 8 1/4% subordinated notes due 2024 are unsecured, subordinated to the claims of depositors and other creditors of NBD Michigan, and are not redeemable by the bank prior to maturity. Registered holders have a one-time right to redeem the notes at par, in whole or in part, on November 1, 2004.

  Other long-term debt at December 31, 1995, included $281 million related to the sale and lease-back of certain bank properties. The effective interest rate related to this transaction is 8.7%, with expected maturity in 2018.

(C) MATURITY OF LONG-TERM DEBT

  Of the Corporation's $8.163 billion total long-term debt, $2.225 billion, $1.461 billion, $621 million, $653 million and $360 million is scheduled to mature in 1996, 1997, 1998, 1999 and 2000, respectively.

NOTE 12--PREFERRED STOCK

  The Corporation is authorized to issue 10,000,000 shares of preferred stock, without par value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications and restrictions for each series of preferred stock issued. All preferred shares rank prior to common shares both as to dividends and liquidation, but have no general voting rights. The dividend rate on each of the cumulative adjustable rate series is based on stated value and adjusted quarterly, based on a formula that considers the interest rates for selected short- and long-term U.S. Treasury securities prevailing at the time the rate is set. The minimum, maximum and current dividend rates as of December 31, 1995, are presented in the following table.

                                       STATED    ANNUAL DIVIDEND RATE    EARLIEST
                            SHARES    VALUE PER ----------------------- REDEMPTION   REDEMPTION
PREFERRED STOCK SERIES    OUTSTANDING   SHARE   MAXIMUM MINIMUM CURRENT    DATE       PRICE(1)
----------------------    ----------- --------- ------- ------- ------- ----------   ----------
Cumulative Adjustable
 Rate
 Series B...............   1,191,000  $ 100.00   12.00%  6.00%   6.00%           (2)  $ 100.00
 Series C...............     713,800    100.00   12.50   6.50    6.50            (2)    100.00
Cumulative Fixed Rate
 Series E (3)...........     160,000    625.00    8.45   8.45    8.45    11/16/97(4)    625.00
Cumulative Convertible
 Fixed Rate
 Series B (5)...........      39,774  5,000.00    5.75   5.75    5.75      4/1/97(6)  5,172.50

--------
(1) Plus accrued and unpaid dividends.
(2) Currently redeemable.
(3) Represented by 4,000,000 depositary shares, with a corresponding annual dividend rate of $2.11 each and a $25 stated value.
(4) The preferred shares are redeemable on or after November 16, 1997, at $625 per share (equivalent to $25 per depositary share).
(5) Represented by 3,977,400 depositary shares, with a corresponding annual dividend rate of $2.875 each and a $50 stated value.
(6) The preferred shares may be converted into shares of the Corporation's common stock at the option of the stockholders at any time at the conversion price of $29.6271 per common share, subject to adjustment under certain conditions. In the fourth quarter of 1995, 226 preferred shares were converted into 38,158 shares of the Corporation's common stock. Shares are redeemable beginning April 1, 1997, at the option of the Corporation, at a price of $5,172.50 ($51.725 per depositary share), with the redemption price decreasing annually until the shares are redeemable on or after April 1, 2003, at their stated value of $5,000 per share ($50 per depositary share).

  All shares of Cumulative Preferred Stock, Series A, were called for redemption in August 1995. The redemption price was $50 per share plus accrued and unpaid dividends.

  All shares of 10% Cumulative Preferred Stock, Series D, were called for redemption in July 1994. The redemption price of $25.75 per share plus accrued and unpaid dividends included a 3% premium, totaling $4.5 million.

  All shares of Cumulative Convertible Preferred Stock, Series A, were called for redemption on September 2, 1993. Each such share was convertible into 2.518 shares of the Corporation's common stock at the option of the stockholder, and approximately 2.1 million shares of the preferred stock were converted into approximately 5.4 million shares of common stock. Resultant fractional shares were paid in cash. On September 2, 1993, the Corporation redeemed the remaining shares of the Cumulative Convertible Preferred Stock, Series A, at the price of $51.50 per share plus accrued and unpaid dividends.

NOTE 13--EMPLOYEE BENEFITS

  The Corporation is currently in the process of reviewing its pension, employee savings, postemployment, and postretirement benefit plans with the objective of establishing common plans for all employees of the combined Corporation. Such new plans are intended to become effective by January 1, 1997.

(A)PENSION PLANS

  The Corporation sponsors pension plans covering substantially all salaried employees. The pension plans are noncontributory, defined benefit plans that provide benefits based on years of service and compensation level. The funding policy varies for each plan. Depending on the plan, consideration is given to net periodic pension cost for the year, the minimum required by the Employee Retirement Income Security Act of 1974 ("ERISA"), and the maximum tax deductible amount based on IRS limits.

  Plan assets primarily include equity securities and debt securities issued by the U.S. government and its agencies or by corporations. Plan assets include common stock of the Corporation having a fair value of $15 million in 1995 and $20 million in 1994.

  Net periodic pension (credit) cost includes the following components for the years ended December 31.

                                                           1995   1994   1993
(IN MILLIONS)                                              -----  -----  -----
Service cost--benefits earned during period............... $  45  $  53  $  42
Interest cost on projected benefit obligation.............   100     93     84
Actual loss (return) on assets............................  (351)    13   (183)
Net amortization and deferral.............................   206   (154)    49
                                                           -----  -----  -----
Net periodic pension (credit) cost........................ $  --  $   5  $  (8)
                                                           =====  =====  =====

  The following table reconciles the aggregated funded status of the plans and amounts recognized in the consolidated balance sheet at December 31.

                                                               1995     1994
(IN MILLIONS)                                                 -------  -------
Actuarial present value of the projected benefit obligation, based on employment service to date, and current salary
 levels:
  Vested employees..........................................  $(1,105) $  (816)
  Nonvested employees.......................................      (88)     (80)
                                                              -------  -------
  Accumulated benefit obligation............................   (1,193)    (896)
Additional amounts related to projected salary increases....     (259)    (230)
                                                              -------  -------
Projected benefit obligation................................   (1,452)  (1,126)
Plan assets (at fair value).................................    1,803    1,499
                                                              -------  -------
Plan assets in excess of projected benefit obligation.......      351      373
Unrecognized net gain due to experience different from
 assumptions................................................       (6)     (54)
Unrecognized transition asset...............................      (55)     (64)
Unrecognized prior service cost.............................       97      107
                                                              -------  -------
Prepaid pension cost included in the consolidated balance
 sheet......................................................  $   387  $   362
                                                              =======  =======

  Each plan was separately valued based on the individual plan's underlying terms, demographics and asset mix. The assumptions used in determining the projected benefit obligation and net periodic pension (credit) cost of such plans at December 31 are as follows.

                                                     1995      1994      1993
                                                   --------- --------- ---------
Discount rate....................................      7.25% 8.0%-9.0% 7.0%-7.5%
Salary increase assumption.......................      5.25% 5.0%-5.5% 4.5%-5.5%
Expected long-term rate of return on plan assets.  9.0%-9.5%      9.5%      9.5%

(B) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Corporation sponsors postretirement plans that provide life insurance and health care benefits for certain employees when they retire. The postretirement health care benefit, which can also cover eligible dependents, is contributory, with retiree contributions adjusted annually to reflect increases in the Corporation's health care costs. The postretirement life insurance benefit is noncontributory.

  Net periodic postretirement benefit cost included the following components for the years ended December 31.

                                                                  1995 1994 1993
(IN MILLIONS)                                                     ---- ---- ----
Service cost..................................................... $ 1   $1   $2
Interest cost....................................................   4    3    5
Net amortization.................................................  14   --   --
                                                                  ---  ---  ---
Net periodic postretirement benefit cost......................... $19   $4   $7
                                                                  ===  ===  ===

  The Corporation funds postretirement benefit cost as claims are incurred. The following table reconciles the plan's funded status and amounts recognized in the consolidated balance sheet at December 31.

                                                                    1995  1994
(IN MILLIONS)                                                       ----  ----
Accumulated postretirement benefit obligation:
  Retirees......................................................... $(55) $(37)
  Fully eligible active plan participants..........................  (11)   (4)
  Other active plan participants...................................  (11)   (8)
                                                                    ----  ----
Total accumulated postretirement benefit obligation................  (77)  (49)
Plan assets (at market value)......................................   --    --
                                                                    ----  ----
Accumulated postretirement benefit obligation in excess of plan assets............................................................  (77)  (49)
Unrecognized net (gain)............................................   (9)  (17)
Unrecognized prior service cost....................................    4    --
                                                                    ----  ----
Accrued postretirement benefit liability recognized in the
 consolidated balance sheet........................................ $(82) $(66)
                                                                    ====  ====

  The assumption used to measure postretirement benefit costs is a 9% annual rate of increase in the per capita cost of covered health care benefits for 1996, trending downward to 5.5% by the year 2000, and remaining at that level thereafter. This assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1995, by $4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by approximately $0.4 million.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1995, and 8.0% at year-end 1994.

  The Corporation adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. The cumulative effect of adoption was a charge of $12 million ($8 million net of income taxes). The effect of postemployment benefit costs on income before income taxes was not significant in 1995 or 1994.

(C) EMPLOYEE SAVINGS PLANS

  The Corporation maintains various savings plans for U.S.-based employees meeting certain eligibility requirements.

  Under the existing FCC 401(k) plan, participants may contribute from 1% to 6% of their salary on a pretax basis, and an additional 1% to 10% of salary on an after-tax basis. Beginning in 1994, the employer contribution to the plan was determined as 100% of the first $750 of pretax contributions made by participants and 50% of any pretax contributions in excess of $750. The plan was amended in 1993 to allow a supplemental profit-based contribution to the plan.

  The existing NBD 401(k) plan requires employer contributions equal to participants' contributions up to 2% of their salary, plus an amount equal to one-half of participants' contributions between 2% and 6% of their salary subject to certain limitations imposed by the IRS.

  Total expense for these plans was $37 million in 1995, $36 million in 1994, and $35 million in 1993.

  The Corporation also maintains an Employee Stock Purchase and Savings Plan that allows eligible employees to authorize payroll deductions for deposit in interest-bearing savings accounts for up to two years. Employees then have the option to either withdraw their savings balance in cash or purchase shares of the Corporation's common stock at a price fixed under the plan. No expense is recognized in connection with such stock purchases.

(D) STOCK AWARD AND STOCK OPTION PLANS

  The Corporation maintains various incentive plans that allow the granting of restricted shares, stock options, or other stock-based awards to eligible employees. Restricted shares granted to key officers require them to continue employment from one to seven years beginning on the original grant date before the shares are ultimately distributed to the employee. The market value of the restricted shares as of the date of grant is amortized to compensation expense over the restriction period.

  The Corporation also maintains performance-based stock plans. The shares issued under these programs are distributed only if performance criteria are met. The ultimate expense attributable to these plans is based on the market value of the shares on the date the shares are awarded. For both the restricted stock plans and the performance-based stock plans, the unamortized cost of such shares is included in stockholders' equity. At December 31, 1995, the number of restricted shares and performance-based shares outstanding was 3,071,074.

  The various incentive plans also permit the granting of stock options. In addition, stock options may be granted that include the right to receive a restorative option. A restorative option allows a participant who exercises the original option, and who meets several specific criteria related to the payment of the purchase price of the option with shares of the Corporation's common stock, the right to receive an option to purchase the number of shares of common stock equal to the number of shares used by the participant in payment of the original option price plus, in the case of certain plans, the number of shares used by the participant in payment of related tax withholding obligations. The exercise price of the restorative option is equal to the fair market value of the common stock on the date the reload option is granted.

  The following table summarizes stock option activity related to the various incentive plans for 1995.

                                                        OPTIONS
                                                      OUTSTANDING OPTION PRICE
(SHARES IN THOUSANDS)                                 ----------- -------------
Balance as of January 1, 1995........................   12,864    $ 9.38-$36.06
  Granted............................................    4,150    $25.35-$41.82
  Exercised..........................................   (4,394)   $ 6.26-$35.13
  Forfeited, expired or canceled.....................     (232)   $15.29-$33.06
  Other..............................................       18    $ 6.26-$10.49
                                                        ------
Balance as of December 31, 1995......................   12,406    $ 6.26-$41.82
                                                        ======

  At December 31, 1995, 6,442,956 options were exercisable.

NOTE 14--INCOME TAXES

  The components of total applicable income tax expense (benefit) in the consolidated income statement for the years ended December 31, 1995, 1994 and 1993, are as follows.

                                                                1995   1994 1993
(IN MILLIONS)                                                   -----  ---- ----
Income tax expense (benefit)
  Current
    Federal.................................................... $ 737  $397 $372
    Foreign....................................................    27    14   31
    State......................................................    84    64   63
                                                                -----  ---- ----
      Total....................................................   848   475  466
  Deferred
    Federal....................................................  (216)  149  228
    State......................................................   (28)    8   18
                                                                -----  ---- ----
      Total....................................................  (244)  157  246
                                                                -----  ---- ----
Applicable income taxes........................................ $ 604  $632 $712
                                                                =====  ==== ====

  The tax effects of fair value adjustments on securities available-for-sale, foreign currency translation adjustments, and certain tax benefits related to stock options are recorded directly to stockholders' equity. The net tax expense (benefits) recorded directly in stockholders' equity amounted to $133 million, ($86) million and ($14) million in 1995, 1994 and 1993, respectively.

  A summary reconciliation of the differences between applicable income taxes and the amounts computed at the applicable regular federal tax rate of 35% is as follows.

                                                               1995  1994  1993
(IN MILLIONS)                                                  ----  ----  ----
Taxes at statutory federal income tax rate.................... $614  $649  $701
Increase (decrease) in taxes resulting from:
  Tax-exempt income (net).....................................  (54)  (50)  (57)
  State income taxes, net of federal income taxes.............   37    47    46
  Other.......................................................    7   (14)   22
                                                               ----  ----  ----
Applicable income taxes....................................... $604  $632  $712
                                                               ====  ====  ====

  A net deferred tax liability is included in other liabilities in the consolidated balance sheet as a result of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax liability as of December 31, 1995 and 1994, are as follows.

                                                                   1995   1994
(IN MILLIONS)                                                     ------ ------
Deferred tax liabilities
  Deferred income on lease financing............................. $  828 $  785
  Appreciation on equity security investments....................    111    219
  Prepaid pension asset..........................................    144     98
  Fair value adjustment on investment securities available-for-
   sale..........................................................     63     --
  Other..........................................................    181    237
                                                                  ------ ------
  Gross deferred tax liabilities.................................  1,327  1,339
                                                                  ------ ------
Deferred tax assets
  Allowance for credit losses....................................    491    451
  Securitization of credit card receivables......................    102     86
  Depreciation...................................................     66     34
  Fair value adjustment on investment securities available-for-
   sale..........................................................     --     90
  Other..........................................................    341    272
                                                                  ------ ------
  Gross deferred tax assets......................................  1,000    933
  Valuation allowance............................................     --     --
                                                                  ------ ------
  Gross deferred tax assets, net of valuation allowance..........  1,000    933
                                                                  ------ ------
Net deferred tax liability....................................... $  327 $  406
                                                                  ====== ======

NOTE 15--LEASE COMMITMENTS

  The Corporation has entered into a number of operating and capitalized lease agreements for premises and equipment. The minimum annual rental commitments under these leases are shown below.

      (IN MILLIONS)
      1996................................................................. $ 89
      1997.................................................................   82
      1998.................................................................   73
      1999.................................................................   69
      2000.................................................................   61
      2001 and thereafter..................................................  260
                                                                            ----
                                                                            $634
                                                                            ====

  Occupancy expense has been reduced by rental income from premises leased to others in the amount of $44 million in 1995, $38 million in 1994 and $38 million in 1993.

NOTE 16--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  In the normal course of business, the Corporation is a party to financial instruments containing credit and/or market risks that are not required to be reflected in a balance sheet. These financial instruments include credit-related instruments as well as certain derivative and cash instruments.

  The Corporation's risk management policies monitor and limit exposure to credit, liquidity and market risks.

(A) CREDIT RISK

  The following disclosures represent the Corporation's credit exposure, assuming that every counterparty to financial instruments with off-balance-sheet credit risk fails to perform completely according to the terms of the contracts, and that the collateral, and other security if any, proves to be of no value to the Corporation.

(B) MARKET RISK

  This note does not address the amount of market losses the Corporation would incur if future changes in market prices make financial instruments with off-balance-sheet market risk less valuable or more onerous. The measurement of market risk is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

(C) COLLATERAL AND OTHER SECURITY ARRANGEMENTS

  The credit risk of both on- and off-balance-sheet financial instruments varies based on many factors, including the value of collateral held and other security arrangements. To mitigate credit risk, the Corporation generally determines the need for specific covenant, guarantee and collateral requirements on a case-by-case basis, depending on the nature of the financial instrument and the customer's creditworthiness. The Corporation may also receive comfort letters and oral assurances. The amount and type of collateral held to reduce credit risk varies but may include real estate, machinery, equipment, inventory and accounts receivable, as well as cash on deposit, stocks, bonds and other marketable securities that are generally held in the Corporation's possession or at another appropriate custodian or depository. This collateral is valued and inspected on a regular basis to ensure both its existence and adequacy. Additional collateral is requested when appropriate.

(D) CREDIT-RELATED FINANCIAL INSTRUMENTS

  The table below summarizes credit-related financial instruments, including both commitments to extend credit and letters of credit.

COMMITMENTS AND LETTERS OF CREDIT                                   1995  1994
DECEMBER 31 (IN BILLIONS)                                           ----- -----
Unused loan commitments*........................................... $54.0 $45.6
Unused credit card lines...........................................  76.7  65.0
Unused home equity lines...........................................   1.8   1.8
Commercial letters of credit.......................................   0.9   1.1
Standby letters of credit and foreign office guarantees............   6.9   6.2

--------
  *Includes unused commercial real estate exposure of $1.2 billion and $1.0 billion at December 31, 1995 and 1994, respectively.

  Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

  Loan commitments are agreements to make or acquire a loan or lease as long as the agreed-upon terms (e.g., expiry, covenants or notice) are met. The Corporation's commitments to purchase or extend loans help its customers meet their liquidity needs. Credit card lines allow customers to use a credit card to buy goods or services and to obtain cash advances. However, the Corporation has the right to change or terminate any terms or conditions of the credit card account. Extensions of credit under home equity lines are secured by residential real estate.

  Commercial letters of credit are issued or confirmed to ensure payment of customers' payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

  Standby letters of credit and foreign office guarantees are issued in connection with agreements made by customers to counterparties. If the customer fails to comply with the agreement, the counterparty may enforce the standby letter of credit or foreign office guarantee as a remedy. Credit risk arises from the possibility that the customer may not be able to repay the Corporation for standby letters of credit or foreign office guarantees. At December 31, 1995 and 1994, standby letters of credit and foreign office guarantees had been issued for the following purposes.

STANDBY LETTERS OF CREDIT AND
FOREIGN OFFICE GUARANTEES                                           1995   1994
DECEMBER 31 (IN MILLIONS)                                          ------ ------
Financial
  Tax-exempt obligations.......................................... $2,407 $2,032
  Insurance-related...............................................    849    796
  Other financial.................................................  3,031  2,614
Performance.......................................................    616    770
                                                                   ------ ------
    Total*........................................................ $6,903 $6,212
                                                                   ====== ======

--------
  *Includes $833 million and $820 million participated to other institutions at December 31, 1995, and December 31, 1994, respectively.

  At December 31, 1995, $5.453 billion of standby letters of credit was due to expire within three years and $1.450 billion was to expire after three years.

(E) DERIVATIVE FINANCIAL INSTRUMENTS

  The Corporation enters into a variety of derivative financial instruments in its trading, asset and liability management, and corporate investment activities. These instruments offer customers protection from rising or falling interest rates, exchange rates, commodity prices and equity prices. They can either reduce or increase the Corporation's exposure to such changing rates or prices.

  Following is a brief description of such derivative financial instruments.

  . Interest rate forward and futures contracts represent commitments to either purchase or sell a financial instrument at a specified future date for a specified price, and may be settled in cash or through delivery.

  . An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating rate index. Certain agreements are combined interest rate and foreign currency swap transactions.

  . Interest rate options are contracts that grant the purchaser, for a premium payment, the right to either purchase or sell a financial instrument at a specified price within a specified period of time or on a specified date from the writer of the option.

  . Interest rate caps and floors are contracts with notional principal amounts that require the seller, in exchange for a fee, to make payments to the purchaser if a specified market interest rate exceeds the fixed cap rate or falls below the fixed floor rate on specified future dates.

  . Forward rate agreements are contracts with notional principal amounts that settle in cash at a specified future date based on the differential between a specified market interest rate and a fixed interest rate.

  . Foreign exchange contracts represent spot, forward, futures and option contracts to exchange currencies.

  . Commodity price contracts represent swap, futures, cap, floor and option contracts that derive their value from underlying commodity prices.

  . Equity price contracts represent swap, futures, cap, floor and option contracts that derive their value from underlying equity prices.

  The Corporation's objectives and strategies for using derivative financial instruments for structural interest rate risk management and foreign exchange risk management are discussed on pages 26 to 29.

  Balance sheet exposure for derivative financial instruments includes the amount of recognized gains in the market valuation of those contracts. Those amounts fluctuate as a function of maturity, interest rates, foreign exchange rates, commodity prices and equity prices.

  The credit risk associated with exchange-traded derivative financial instruments is limited to the relevant clearinghouse. Options written do not expose the Corporation to credit risk, except to the extent of the underlying risk in a financial instrument that the Corporation may be obligated to acquire under certain written put options. Caps and floors written do not expose the Corporation to credit risk.

  On some derivative financial instruments, the Corporation may have additional risk. This is due to the underlying risk in the financial instruments that the Corporation may be obligated to acquire, or the risk that the Corporation will deliver under a contract but the customer will fail to deliver the countervailing amount. The Corporation believes its credit and settlement procedures minimize these risks.

  Not all derivative financial instruments have off-balance-sheet market risk. Market risk associated with options purchased and caps and floors purchased is recorded in the balance sheet.

  The tables on page 34 report the Corporation's gross notional principal or contractual amounts of derivative financial instruments as of December 31, 1995, and December 31, 1994. These instruments include swaps, forwards, futures, options, caps, floors, forward rate agreements, and other conditional and exchange contracts. The amounts do not represent the market or credit risk associated with these contracts, as previously defined, but rather give an indication of the volume of the transactions.

(F) CASH FINANCIAL INSTRUMENTS

  The face amount of securities sold but not yet purchased totaled $1.723 billion at December 31, 1995, and $1.036 billion at December 31, 1994. The fair value of these obligations is reflected in the balance sheet in other short-term borrowings. The fair value of such securities totaled $1.765 million at December 31, 1995, and $972 million at December 31, 1994.

NOTE 17--CONCENTRATIONS OF CREDIT RISK

  The Corporation provides a wide range of financial services, including credit products, to consumers, middle market businesses and large corporate customers. Credit policies and processes emphasize diversification of risk among industries, geographic areas and borrowers. The only significant domestic credit concentrations for the Corporation were consumer, commercial real estate and the U.S. government.

  Information on the Corporation's consumer and commercial real estate loans is presented in Note 8, on page 52, and information on unused consumer and commercial real estate commitments is presented in Note 16, on page 61.

  U.S. government risk arises primarily from the holding of government securities and short-term credits collateralized by such securities.

  Information on foreign outstandings is presented in the "Foreign Outstandings" table on page 75. In addition to these foreign outstandings, the Corporation's credit risk from derivative financial instruments and other off-balance-sheet commitments to banks in Japan was approximately $2.9 billion and $1.3 billion at December 31, 1995, and December 31, 1994, respectively.

NOTE 18--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Corporation is required to disclose the estimated fair value of its financial instruments in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." These disclosures do not attempt to estimate or represent an estimate of the Corporation's fair value as a whole. The Corporation does not plan to dispose of, either through sale or settlement, the majority of its financial instruments at these estimated fair values. Certain limitations are inherent in the methodologies used to estimate fair value. As a result, disclosed fair values may not be the amount realized in a current transaction between willing parties. Specifically, the fair values disclosed represent point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors. Further, quoted market prices may not be realized because the financial instrument may be traded in a market that lacks liquidity; or a fair value derived using a discounted cash flow approach may not be the amount realized because of the subjectivity involved in selecting underlying assumptions, such as projecting cash flows or selecting a discount rate. The fair value amount also may not be realized because it ignores transaction costs and does not include potential tax effects. Additionally, estimated fair values of certain financial instruments ignore intangible value associated with the financial instruments; for example, significant unrecognized value exists that is attributable to the Corporation's credit card relationships and core deposits.

  The only fair value disclosure provided in addition to those made for the Corporation's financial instruments pertains to credit card securitizations; this disclosure is provided because the interest rate risk exposure related to such securitization is reduced by financial instruments.

  The following table summarizes the carrying values and estimated fair values of financial instruments as of December 31, 1995 and 1994.

                                               1995                 1994
                                        -------------------- --------------------
                                        CARRYING  ESTIMATED  CARRYING  ESTIMATED
                                         VALUE    FAIR VALUE  VALUE    FAIR VALUE
(IN MILLIONS)                           --------  ---------- --------  ----------
Financial assets
  Cash and other short-term financial
   instruments (a)..................... $29,236    $29,236   $29,251    $29,251
  Trading assets (a)...................   8,150      8,150     5,089      5,089
  Investment securities (b)............   9,449      9,449    15,015     14,784
  Loans (c)............................  64,434     64,208    55,176     53,871
  Derivative product assets
    Trading purposes (1)(a)............   6,644      6,644     4,408      4,408
    Other than trading purposes (f)....      69        217        39         52
                                        -------    -------   -------    -------
      Total derivative product assets..   6,713      6,861     4,447      4,460
  Other financial instruments (a)......   1,666      1,666     1,516      1,516
Allowance for credit losses............  (1,338)        --    (1,158)        --
Financial liabilities
  Deposits(a)(d)....................... $69,106    $69,168   $64,895    $64,749
  Securities sold but not yet
   purchased (a).......................   1,765      1,765       972        972
  Other short-term financial
   instruments (a).....................  24,477     24,477    25,089     25,089
  Long-term debt (a)(e)................   8,163      8,504     7,246      7,084
  Derivative product liabilities
    Trading purposes (1)(a)............   6,681      6,681     4,133      4,133
    Other than trading purposes (f)....      42         55        39        311
                                        -------    -------   -------    -------
      Total derivative product
       liabilities.....................   6,723      6,736     4,172      4,444
Off-balance-sheet exposure--
 nonfinancial instruments
  Credit card securitizations, net (g).     294        266       265        (60)

--------
(1) The estimated average fair values of derivative financial instruments used in trading activities during 1995 were $7.1 billion classified as assets and $6.7 billion classified as liabilities.

Estimated fair values are determined as follows:

(A) FINANCIAL INSTRUMENTS WHERE CARRYING VALUE APPROXIMATES FAIR VALUE

  A financial instrument's carrying value approximates its fair value when the financial instrument has an immediate or short-term maturity (generally 90 days or less), or is carried at fair value. Additionally, the carrying value of financial instruments that reprice frequently, such as floating rate debt, represents fair value.

  The estimated fair values of trading securities and securities sold but not yet purchased were generally based on quoted market prices or dealer quotes. The estimated fair value of commercial real estate loans held for accelerated disposition was based on their estimated liquidation value. The estimated fair value of derivative product assets and liabilities was based on quoted market prices or pricing and valuation models on a present-value basis using current market information.

  The majority of commitments to extend credit and letters of credit would result in loans with a market rate of interest if funded. The fair value of these commitments are the fees that would be charged customers to enter into similar agreements with comparable pricing and maturity. The recorded book value of deferred fee income approximates the fair value.

(B) INVESTMENT SECURITIES

  The estimated fair values of debt investment securities were generally based on quoted market prices or dealer quotes. See Note 1, beginning on page 44, and Note 7, beginning on page 51, for information on methods for estimating the fair value of equity investment securities.

(C) LOANS

  The discounted cash flow method was used to estimate the fair value of certain commercial and consumer installment loans. Discount rates used represent current lending rates for new loans with similar characteristics. The fair value of floating rate loans is equal to their carrying value.

  The estimated fair value of consumer mortgage loans was based on committed sales prices and a valuation model using current market information.

(D) DEPOSITS

  The fair value of demand and savings deposits with no defined maturity is the amount payable on demand at the report date. The fair value of fixed-rate time deposits is estimated by discounting the future cash flows to be paid, using the current rates at which similar deposits with similar remaining maturities would be issued.

(E) LONG-TERM DEBT

  Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation's fixed-rate long-term debt. Discounting was based on the contractual cash flows and the current rates at which debt with similar terms could be issued.

(F) DERIVATIVE PRODUCT ASSETS AND LIABILITIES--OTHER THAN TRADING PURPOSES

  The estimated fair values of derivative product assets and liabilities used for risk management purposes were based on quoted market prices or pricing and valuation models on a present-value basis using current market information.

(G) CREDIT CARD SECURITIZATIONS (OFF-BALANCE-SHEET EXPOSURE)

  Floating and fixed rate credit card receivables sold as securities to investors through a separate trust are not financial instruments of the Corporation. However, the Corporation uses financial instruments (see (f) above) to reduce interest rate risk exposure attributable to these securitizations. The carrying value and the interest rate effect on anticipated excess servicing fee income are disclosed in the preceding table. The carrying value represents the reserve for credit losses related to securitized credit card receivables and net deferred income or expense. The interest rate effect on anticipated excess servicing fee income represents the difference between the par value and the quoted market price of the securitized credit card receivables held by investors.

NOTE 19--CONTINGENCIES

  The Corporation and certain of its subsidiaries are defendants in various lawsuits, including certain class actions, arising out of the normal course of business, and the Corporation has received certain tax deficiency assessments. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, also are the subject of numerous examinations and reviews by such authorities, the Corporation is and will, from time to time, normally be engaged in various disagreements with regulators, related primarily to banking matters. In the opinion of management and the Corporation's general counsel, the ultimate resolution of the matters referred to in this note will not have a material effect on the consolidated financial statements.

NOTE 20--FIRST CHICAGO NBD CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

                                                                  1995    1994
DECEMBER 31 (IN MILLIONS)                                        ------- -------
ASSETS
Cash and due from banks--bank subsidiaries...................... $    24 $     2
Interest-bearing due from banks
  Bank subsidiaries.............................................     313     161
  Other.........................................................     500     396
Resale agreement with bank subsidiary...........................       3      42
Trading assets..................................................      74      --
Investment securities--available-for-sale.......................      43      93
Loans and receivables--subsidiaries
  Bank subsidiaries.............................................   1,789   1,783
  Nonbank subsidiaries..........................................   1,072   1,014
Investment in subsidiaries
  Bank subsidiaries.............................................   8,701   7,831
  Nonbank subsidiaries..........................................   1,051     993
Premises and equipment..........................................      --      53
Other assets....................................................     127     133
                                                                 ------- -------
    Total assets................................................ $13,697 $12,501
                                                                 ======= =======
LIABILITIES
Borrowings--nonbank subsidiaries................................ $   139 $    82
Other short-term borrowings.....................................     288     189
Long-term debt..................................................   4,439   4,001
Other liabilities...............................................     381     420
                                                                 ------- -------
    Total liabilities...........................................   5,247   4,692
Stockholders' Equity............................................   8,450   7,809
                                                                 ------- -------
    Total liabilities and stockholders' equity.................. $13,697 $12,501
                                                                 ======= =======

FIRST CHICAGO NBD CORPORATION (PARENT COMPANY ONLY)
CONDENSED INCOME STATEMENT

                                                           1995    1994    1993
FOR THE YEAR (IN MILLIONS)                                ------  ------  ------
OPERATING INCOME
Dividends
  Bank subsidiaries...................................... $  686  $  575  $  377
  Nonbank subsidiaries...................................    114     111      71
Interest income
  Bank subsidiaries......................................    163     139     140
  Nonbank subsidiaries...................................     67      62      82
  Other..................................................     48      29      15
Other income (loss)
  Bank subsidiaries......................................      8       9      11
  Nonbank subsidiaries...................................      1       1       1
  Other........................ .........................     --      26      (2)
                                                          ------  ------  ------
    Total................................................  1,087     952     695
OPERATING EXPENSE
Interest expense
  Nonbank subsidiaries...................................      4       1       4
  Other..................................................    367     298     293
Merger-related charges...................................     69      --      --
Other expense............................................     39      31      30
                                                          ------  ------  ------
    Total................................................    479     330     327
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
 NET INCOME OF SUBSIDIARIES..............................    608     622     368
Applicable income taxes (benefit)........................    (59)    (26)    (31)
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF
 SUBSIDIARIES............................................    667     648     399
Equity in undistributed net income of subsidiaries
  Bank subsidiaries......................................    418     552     732
  Nonbank subsidiaries...................................     65      21     159
                                                          ------  ------  ------
NET INCOME............................................... $1,150  $1,221  $1,290
                                                          ======  ======  ======

  The Parent Company Only Statement of Stockholders' Equity is the same as the Consolidated Statement of Stockholders' Equity (see page 42).

FIRST CHICAGO NBD CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

                                                       1995     1994     1993
FOR THE YEAR (IN MILLIONS)                            -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................... $ 1,150  $ 1,221  $ 1,290
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity in net income of subsidiaries...............  (1,282)  (1,259)  (1,340)
  Dividends received from subsidiaries...............     800      677      422
  Depreciation and amortization......................       8        9        9
  Merger-related charges.............................      45       --       --
  Net (increase) in trading account assets...........     (74)      --       --
  Net (increase) decrease in accrued income
   receivable........................................      (2)      (2)       5
  Net (decrease) in accrued expenses payable.........      (7)      (5)      (5)
  Other noncash adjustments..........................     (88)      46        3
                                                      -------  -------  -------
  Total adjustments..................................    (600)    (534)    (906)
                                                      -------  -------  -------
Net cash provided by operating activities............     550      687      384
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans to subsidiaries................      35       66      241
Net (increase) decrease in resale agreements with
 bank subsidiary.....................................      39      179     (134)
Net (increase) decrease in capital investments in
 subsidiaries........................................     101     (141)    (135)
Purchase of investment securities--available-for-
 sale................................................     (71)    (225)      --
Purchase of investment securities....................      --       --      (16)
Proceeds from maturities of investment securities--
 available-for-sale..................................      78       52       --
Proceeds from maturities of investment securities....      --       --        8
Proceeds from sales of investment securities--
 available-for-sale..................................      48      107       --
Proceeds from sales of investment securities.........      --       --        6
Purchases of premises and equipment..................      (1)      --       (4)
Sales of premises and equipment......................      51       --        4
Other, net...........................................      --       --        1
                                                      -------  -------  -------
Net cash provided by (used in) investing activities..     280       38      (29)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings.....     155      (80)    (180)
Proceeds from issuance of long-term debt.............     772      935      887
Redemption and repayment of long-term debt...........    (335)    (640)    (748)
Net increase (decrease) in other liabilities.........     (86)     (29)      48
Dividends paid.......................................    (447)    (397)    (331)
Proceeds from issuance of common and treasury stock..      48       52       47
Purchase of treasury stock...........................    (538)    (397)     (26)
Proceeds from issuance of preferred stock............      --       --      196
Payment for redemption of preferred stock............    (121)    (150)      (1)
                                                      -------  -------  -------
Net cash (used in) financing activities..............    (552)    (706)    (108)
                                                      -------  -------  -------
NET INCREASE IN CASH AND CASH EQUIVALENTS............     278       19      247
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......     559      540      293
                                                      -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR............. $   837  $   559  $   540
                                                      =======  =======  =======
OTHER CASH FLOW DISCLOSURES
  Interest paid......................................    $364     $322     $322
  Income tax payment (receipt).......................     (53)       6      (96)

  Dividends that may be paid by national bank subsidiaries are subject to two statutory limitations. Under the first, dividends cannot exceed the level of "undivided profits then on hand" less the amount of bad debts, as defined, in excess of the allowance for credit losses. In addition, a bank cannot declare a dividend, without regulatory approval, in an amount in excess of its net profits, as defined, for the current year combined with the retained net profits for the preceding two years. State bank subsidiaries may also be subject to limitations on dividend payments.

  Based on these statutory requirements, the Principal Banks could, in the aggregate, have declared additional dividends of up to approximately $1.2 billion without regulatory approval at January 1, 1996. The payment of dividends by any bank may also be affected by other factors, such as the maintenance of adequate capital. As of December 31, 1995, all of the Principal Banks significantly exceeded the regulatory guidelines for "well-capitalized" status.

  Federal banking law also restricts each bank subsidiary from extending credit to the Corporation in excess of 10% of the subsidiary's capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.

  In connection with issuances of commercial paper, the Corporation has agreements providing future credit availability (back-up lines of credit) with various nonaffiliated banks. The agreements aggregated $300 million at December 31, 1995. The commitment fee paid under each agreement is 0.125%. The back-up lines of credit, together with overnight money market loans, short-term investments and other sources of liquid assets, exceeded the amount of commercial paper issued at December 31, 1995.

        REPORT OF MANAGEMENT ON RESPONSIBILITY FOR FINANCIAL REPORTING

                FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

To the Stockholders of First Chicago NBD Corporation:

FINANCIAL STATEMENTS

  The Management of First Chicago NBD Corporation and its subsidiaries is responsible for the preparation, integrity and objectivity of the financial statements and footnotes contained in this Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles and are free from material fraud or error. The other financial information in this Form 10-K is consistent with the financial statements. Where financial information must of necessity be based upon estimates and judgments, they represent the best estimates and judgments of Management.

  The Corporation's financial statements have been audited by Arthur Andersen LLP, independent public accountants, whose appointment is ratified by the stockholders. The independent public accountants' responsibility is to express an opinion on the Corporation's financial statements. As described further in the report that follows, their opinion is based on their audit, which was conducted in accordance with generally accepted auditing standards and is believed by them to provide a reasonable basis for their opinion. Management has made available to Arthur Andersen LLP all of the Corporation's financial records and related data. Furthermore, Management believes that all representations made to Arthur Andersen LLP during their audit were valid and appropriate.

INTERNAL CONTROL STRUCTURE OVER FINANCIAL REPORTING

  Management is also responsible for establishing and maintaining the Corporation's internal control structure that provides reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements. Management continually monitors the internal control structure for compliance with established policies and procedures. The Corporation maintains a strong internal auditing program that independently assesses the effectiveness of the internal control structure. The Audit Committee of the Board of Directors, composed entirely of outside Directors, oversees the Corporation's financial reporting process on behalf of the Board of Directors and has responsibility for recommending the independent public accountants for the Corporation who are appointed by the Board of Directors. The Audit Committee reviews with the independent public accountants the scope of their audit and audit reports and meets with them on a scheduled basis to review their findings and any action to be taken thereon. In addition, the Audit Committee meets with the internal auditors and with Management to review the scope and findings of the internal audit program and any actions to be taken by Management. The independent public accountants and the internal auditors meet periodically with the Audit Committee without Management being present.

  Management also recognizes its responsibility for fostering a strong ethical climate so that the Corporation's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized by and reflected in the Corporation's integrity policies, which address, among other things, the necessity of ensuring open communication within the Corporation; potential conflicts of interest; compliance with all domestic and foreign laws, including those related to financial disclosure; and the confidentiality of proprietary information. The Corporation maintains a systematic program to assess compliance with these policies.

  There are inherent limitations in the effectiveness of any internal control structure, including the possibility of human error or the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to reliability of financial statements and safeguarding of assets. Furthermore, because of changes in conditions, internal control structure effectiveness may vary over time.

  The Corporation assessed its internal control structure over financial reporting as of December 31, 1995, in relation to the criteria described in the "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Corporation believes that as of December 31, 1995, in all material respects, the Corporation maintained an effective internal control structure over financial reporting.

                                          /s/ Richard L. Thomas
                                          Richard L. Thomas
                                          Chairman

                                          /s/ Verne G. Istock
                                          Verne G. Istock
                                          President and Chief Executive
                                           Officer

                                          /s/ Robert A. Rosholt
                                          Robert A. Rosholt
                                          Executive Vice President and
                                          Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of First Chicago NBD Corporation:

  We have audited the accompanying consolidated balance sheet of First Chicago NBD Corporation (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of First Chicago NBD Corporation's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Chicago NBD Corporation and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 16, 1996

                       SELECTED STATISTICAL INFORMATION

                FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES

                                                           1995   1994    1993
DECEMBER 31 (IN MILLIONS)                                 ------ ------- -------
Debt securities
  U.S. government and federal agency
    Held-to-maturity..................................... $   -- $ 6,469 $ 5,344
    Available-for-sale...................................  6,840   4,910   3,609
                                                          ------ ------- -------
      Total..............................................  6,840  11,379   8,953
  States and political subdivisions
    Held-to-maturity.....................................     --   1,591   1,667
    Available-for-sale...................................  1,462      76       1
                                                          ------ ------- -------
      Total..............................................  1,462   1,667   1,668
  Other bonds, notes and debentures
    Held-to-maturity.....................................     --       5       7
    Available-for-sale...................................     94     276     365
                                                          ------ ------- -------
      Total..............................................     94     281     372
                                                          ------ ------- -------
      Total debt securities..............................  8,396  13,327  10,993
Equity securities(1).....................................  1,053   1,688   1,654
                                                          ------ ------- -------
      Total.............................................. $9,449 $15,015 $12,647
                                                          ====== ======= =======

--------
(1) Includes Federal Reserve stock.

MATURITY OF DEBT INVESTMENT SECURITIES

  As of December 31, 1995, debt investment securities had the following maturity and yield characteristics.

                                                                    BOOK
                                                                   VALUE  YIELD
(DOLLARS IN MILLIONS)                                              ------ -----
U.S. government and federal agency
Within one year................................................... $1,501  5.91%
After one but within five years...................................  2,064  7.40
After five but within ten years...................................  3,186  7.10
After ten years...................................................     89  7.42
                                                                   ------ -----
                                                                   $6,840  6.93%
                                                                   ====== =====
States and political subdivisions*
Within one year................................................... $  176 10.92%
After one but within five years...................................    666 10.85
After five but within ten years...................................    324  9.60
After ten years...................................................    296  9.43
                                                                   ------ -----
                                                                   $1,462 10.30%
                                                                   ====== =====
Other bonds, notes and debentures
Within one year...................................................    $48 12.25%
After one but within five years...................................     34  6.53
After five but within ten years...................................      5  7.92
After ten years...................................................      7  5.39
                                                                   ------ -----
                                                                      $94  9.51%
                                                                   ====== =====

--------
* Yields for obligations of states and political subdivisions are calculated on a tax-equivalent basis using a tax rate of 35%.

SECURITIZATION OF CREDIT CARD RECEIVABLES

  Since 1987, the Corporation has actively packaged and sold credit card assets as securities to investors. The securitization of credit card receivables is an effective balance sheet management tool since capital is freed for other uses. In addition, while such securitizations affect net interest income, the provision for credit losses and noninterest income, net income is essentially unaffected.

  Credit Card continues to service credit card accounts even after receivables are securitized. Net interest income and certain fee revenue on the securitized portfolio are not recognized; however, these are offset by servicing fees as well as by lower provisions for credit losses.

  At year-end 1995, $7.9 billion in credit card receivables was securitized, compared with $6.1 billion at year-end 1994.

  For analytical purposes only, the following table shows income statement line items adjusted for the net impact of securitization of credit card receivables.

                                       1995                              1994
                         --------------------------------- ---------------------------------
                                    CREDIT CARD                       CREDIT CARD
                         REPORTED SECURITIZATIONS ADJUSTED REPORTED SECURITIZATIONS ADJUSTED
(IN MILLIONS)            -------- --------------- -------- -------- --------------- --------
Net interest income--
 tax-equivalent basis...   $3,311      $ 658        $3,969   $3,043      $ 550        $3,593
Provision for credit
 losses.................      510        336           846      276        253           529
Noninterest income......    2,591       (322)        2,269    2,393       (297)        2,096
Noninterest expense.....    3,535         --         3,535    3,220         --         3,220
Net income..............    1,150         --         1,150    1,221         --         1,221
Assets--year-end........ $122,002     $7,877      $129,879 $112,763     $6,117      $118,880
      --average.........  122,370      7,179       129,549  107,846      5,538       113,384

FOREIGN OUTSTANDINGS

  The Corporation's cross-border outstandings consist of loans (including accrued interest), acceptances, interest-bearing deposits with other banks, equity investments, other interest-bearing investments and other nonlocal currency monetary assets. The table below presents a breakout of cross-border outstandings for each of the past three year-ends where such outstandings exceeded 1.0% of total assets.

(IN MILLIONS)
                                        GOVERNMENT AND        BANKS AND OTHER       COMMERCIAL
COUNTRY                  DECEMBER 31 OFFICIAL INSTITUTIONS FINANCIAL INSTITUTIONS AND INDUSTRIAL OTHER TOTAL
-------                  ----------- --------------------- ---------------------- -------------- ----- ------
Japan...................    1995             $ --                  $6,140              $169       $20  $6,329
                            1994               --                   4,724               156        30   4,910
                            1993               --                   3,693                85        21   3,799

United Kingdom..........    1995             $360                  $  671              $292       $45  $1,368
                            1994                *                       *                 *         *       *
                            1993                *                       *                 *         *       *

France..................    1995             $162                  $1,077              $ 25       $--  $1,264
                            1994                *                       *                 *         *       *
                            1993                *                       *                 *         *       *

--------
*Outstandings were less than 1% of total assets.

  At December 31, 1995, the only country for which cross-border outstandings totaled between 0.75% and 1.0% of total assets was Korea; such outstandings totaled $1.023 billion.

  At December 31, 1994, the only countries for which cross-border outstandings totaled between 0.75% and 1.0% of total assets were the United Kingdom and Korea; such outstandings totaled $1.921 billion.

  At December 31, 1993, the only country for which cross-border outstandings totaled between 0.75% and 1.0% of total assets was Canada; such outstandings totaled $830 million.

MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOANS

  The following table shows a distribution of the maturity of loans and, for those loans due after one year, a breakdown between those loans that have floating interest rates and those that have predetermined interest rates. The amounts exclude domestic consumer loans and domestic lease financing receivables.

DECEMBER 31, 1995                         ONE YEAR   ONE TO      OVER
(IN MILLIONS)                             OR LESS  FIVE YEARS FIVE YEARS  TOTAL
                                          -------- ---------- ---------- -------
Domestic
  Commercial............................  $17,132    $1,660     $6,759   $25,551
  Real estate...........................    1,695     3,840      1,719     7,254
                                          -------    ------     ------   -------
    Total domestic......................   18,827     5,500      8,478    32,805
Foreign.................................    2,665       525        536     3,726
                                          -------    ------     ------   -------
    Total...............................  $21,492    $6,025     $9,014   $36,531
                                          =======    ======     ======   =======
Loans with floating interest rates......             $3,240     $8,046   $11,286
Loans with predetermined interest rates.              2,785        968     3,753
                                                     ------     ------   -------
    Total...............................             $6,025     $9,014   $15,039
                                                     ======     ======   =======

NONPERFORMING LOANS

  The following table shows a breakout of nonperforming loans for the past five years.

                                                 1995  1994  1993  1992   1991
DECEMBER 31 (DOLLARS IN MILLIONS)                ----  ----  ----  ----  ------
Nonaccrual loans................................ $344  $267  $478  $712  $1,195
Accrual renegotiated loans......................   19    27     7     5      14
                                                 ----  ----  ----  ----  ------
    Total nonperforming loans................... $363  $294  $485  $717  $1,209
                                                 ====  ====  ====  ====  ======
Nonperforming loans
  Domestic...................................... $360  $284  $421  $589  $1,001
  Foreign.......................................    3    10    64   128     208
                                                 ----  ----  ----  ----  ------
    Total nonperforming loans................... $363  $294  $485  $717  $1,209
                                                 ====  ====  ====  ====  ======
Nonperforming loans/loans outstanding...........  0.6%  0.5%  1.0%  1.5%    2.4%

ACCELERATED ASSET DISPOSITION PORTFOLIO

  During the third quarter of 1992, the Corporation segregated approximately $2.0 billion of commercial real estate exposure at FNBC to be managed under an accelerated disposition program. By year-end 1994, the liquidation of this portfolio had been virtually completed.

  During 1995, assets having nearly $147 million in original contractual exposure were sold or otherwise liquidated. This resulted in a $29 million reduction in the portfolio's carrying value and the recognition of net gains of $37 million in noninterest income during 1995. The carrying value of the remaining assets in the portfolio was $22 million at year-end 1995, representing 26% of original contractual exposure. Nonperforming assets in this portfolio totaled $22 million at year-end 1995, $37 million at year-end 1994, and $87 million at year-end 1993.

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST

  The following table summarizes those loans that are 90 days or more past due and still accruing interest.

                                                        1995 1994 1993 1992 1991
DECEMBER 31 (IN MILLIONS)                               ---- ---- ---- ---- ----
Domestic............................................... $197 $150 $121 $122 $188
Foreign................................................   --   --   --   --    3
                                                        ---- ---- ---- ---- ----
    Total.............................................. $197 $150 $121 $122 $191
                                                        ==== ==== ==== ==== ====

INTEREST SHORTFALL ON NONPERFORMING LOANS

  Interest at original contractual rates (based on average outstanding balances) and interest actually recorded for those periods at December 31 was as follows.

                                        1995                               1994
                         ---------------------------------- ----------------------------------
                                          ACCELERATED                        ACCELERATED
                                          DISPOSITION                        DISPOSITION
                         DOMESTIC FOREIGN  PORTFOLIO  TOTAL DOMESTIC FOREIGN  PORTFOLIO  TOTAL
(IN MILLIONS)            -------- ------- ----------- ----- -------- ------- ----------- -----
Interest at original
 contract rates.........   $32      $--       $ 2      $34    $25      $ 1       $--      $26
Interest actually
 recognized.............    13       --         1       14     10       --        --       10
                           ---      ---       ---      ---    ---      ---       ---      ---
Interest shortfall,
 before income tax
 effect.................   $19      $--       $ 1      $20    $15      $ 1       $--      $16
                           ===      ===       ===      ===    ===      ===       ===      ===

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                         1995    1994    1993    1992    1991
(IN MILLIONS)                           ------  ------  ------  ------  ------
Balance, beginning of year............. $1,158  $1,106  $1,041  $1,136  $1,257
Provision for credit losses............    510     276     390     653     606
Provision for loans held for
 accelerated disposition...............     --      --      --     491      --
Charge-offs
 Commercial
  Domestic
   Commercial..........................     70      68     122     253     259
   Real estate.........................     25      41      99     149     229
   Lease financing.....................      2       3       6       6      18
  Foreign(1)...........................      1       9      47      78      83
 Consumer
  Credit card..........................    241     193     165     180     194
  Other................................     70      50      46      52      56
                                        ------  ------  ------  ------  ------
    Total charge-offs..................    409     364     485     718     839
Recoveries
 Commercial
  Domestic
   Commercial..........................     59      55      81      39      28
   Real estate.........................     16      15       9       6       4
   Lease financing.....................      2       1       2       5       2
  Foreign..............................      9      44      17      22      35
 Consumer
  Credit card..........................     33      32      57      52      48
  Other................................     26      25      23      22      20
                                        ------  ------  ------  ------  ------
    Total recoveries...................    145     172     189     146     137
Net charge-offs........................    264     192     296     572     702
Charge-offs of loans upon transfer to
 accelerated disposition portfolio.....     --      --      --     636      --
Transfers related to securitized
 receivables...........................    (75)    (49)    (29)    (42)    (28)
Other(2)...............................      9      17      --      11       3
                                        ------  ------  ------  ------  ------
Balance, end of year................... $1,338  $1,158  $1,106  $1,041  $1,136
                                        ======  ======  ======  ======  ======

--------
(1) 1992 amounts include $12 million defined as commercial real estate.
(2) Primarily acquisitions.

ALLOCATED ALLOWANCE FOR CREDIT LOSSES

  While the allowance for credit losses is available to absorb credit losses in the entire portfolio, the tables below present an estimate of the allowance for credit losses allocated by loan type and the percentage of loans in each category to total loans.

                                                          1995    1994    1993
DECEMBER 31 (DOLLARS IN MILLIONS)                        ------  ------  ------
Commercial
  Domestic.............................................. $  929  $  848  $  789
  Foreign...............................................     57      59      81
Consumer
  Credit card...........................................    303     215     201
  Other.................................................     49      36      35
                                                         ------  ------  ------
    Total............................................... $1,338  $1,158  $1,106
                                                         ======  ======  ======
Percentage of loans in each category to total loans
Commercial
  Domestic..............................................     53%     56%     56%
  Foreign...............................................      6       6       6
Consumer
  Credit card...........................................     15      13      13
  Other.................................................     26      25      25
                                                         ------  ------  ------
    Total...............................................    100%    100%    100%
                                                         ======  ======  ======

  Allocation for potential losses not specifically identified is included in the commercial segment. Allocation information is not available for 1992 and 1991.

DEPOSITS

  The following tables show a maturity distribution of domestic time certificates of deposit of $100,000 and over, other domestic time deposits of $100,000 and over, and deposits in foreign offices, predominantly in amounts in excess of $100,000, at December 31, 1995.

DOMESTIC TIME CERTIFICATES OF DEPOSIT OF $100,000 AND OVER
                                                                    AMOUNT  PERCENT
(DOLLARS IN MILLIONS)                                               ------- -------
Three months or less...............................................  $3,217    65%
Over three months to six months....................................     602    12
Over six months to twelve months...................................     646    13
Over twelve months.................................................     489    10
                                                                    -------   ---
    Total..........................................................  $4,954   100%
                                                                    =======   ===
DOMESTIC OTHER TIME DEPOSITS OF $100,000 AND OVER
                                                                    AMOUNT  PERCENT
(DOLLARS IN MILLIONS)                                               ------- -------
Three months or less...............................................    $501    51%
Over three months to six months....................................      78     8
Over six months to twelve months...................................     122    12
Over twelve months.................................................     292    29
                                                                    -------   ---
    Total..........................................................    $993   100%
                                                                    =======   ===
FOREIGN OFFICES
                                                                    AMOUNT  PERCENT
(DOLLARS IN MILLIONS)                                               ------- -------
Three months or less............................................... $16,880    95%
Over three months to six months....................................     678     4
Over six months to twelve months...................................     208     1
Over twelve months.................................................       7    --
                                                                    -------   ---
    Total.......................................................... $17,773   100%
                                                                    =======   ===

SHORT-TERM BORROWINGS

  Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for each of the three years ended December 31, 1995.

                                                       1995     1994     1993
(DOLLARS IN MILLIONS)                                 -------  -------  -------
Federal funds purchased
  Outstanding at year-end............................ $ 3,447  $ 2,562  $ 2,923
  Weighted average rate at year-end..................    5.49%    5.72%    3.03%
  Daily average outstanding for the year............. $ 3,505  $ 2,846  $ 3,263
  Weighted average rate for the year.................    6.24%    4.48%    3.25%
  Highest outstanding at any month-end............... $ 4,824  $ 3,087  $ 4,850
Securities under repurchase agreements
  Outstanding at year-end............................ $12,264  $14,357  $ 8,115
  Weighted average rate at year-end..................    5.79%    4.65%    2.95%
  Daily average outstanding for the year............. $16,536  $13,519  $ 9,982
  Weighted average rate for the year.................    5.88%    4.27%    2.98%
  Highest outstanding at any month-end............... $20,439  $17,977  $11,178
Bank notes
  Outstanding at year-end............................ $ 7,027  $ 6,070  $ 3,720
  Weighted average rate at year-end..................    5.93%    5.72%    3.35%
  Daily average outstanding for the year............. $ 5,731  $ 5,181  $ 3,067
  Weighted average rate for the year.................    5.96%    4.71%    3.33%
  Highest outstanding at any month-end............... $ 7,027  $ 6,537  $ 3,823
Other short-term borrowings
  Outstanding at year-end............................ $ 2,775  $ 2,352  $ 3,109
  Weighted average rate at year-end..................    5.45%    4.51%    3.68%
  Daily average outstanding for the year............. $ 3,436  $ 3,448  $ 4,307
  Weighted average rate for the year.................    5.72%    3.88%    3.50%
  Highest outstanding at any month-end............... $ 4,212  $ 4,722  $ 5,982
Total short-term borrowings
  Outstanding at year-end............................ $25,513  $25,341  $17,867
  Weighted average rate at year-end..................    5.75%    5.00%    3.17%
  Daily average outstanding for the year............. $29,208  $24,994  $20,619
  Weighted average rate for the year.................    5.92%    4.33%    3.19%

                                     1995     1994     1993     1992     1991
COMMON STOCK AND STOCKHOLDER DATA*  -------  -------  -------  -------  -------
Market price
  High for the year................ $42 1/2  $33      $36 3/8  $33 1/8  $30 1/8
  Low for the year.................  27 3/8   26 3/4   28 5/8   26 3/4   20 3/4
  At year-end......................  39 1/2   27 3/8   29 3/4   32 3/4   29 3/4
Book value (at year-end)...........   25.25   22.60    21.25    18.27    18.06
Dividend payout ratio..............      39%     34%      28%      89%      61%

--------
*There were 40,119 common stockholders of record as of December 31, 1995.

                                                  1995  1994  1993  1992  1991
FINANCIAL RATIOS                                  ----  ----  ----  ----  ----
Net income as a percentage of:
  Average stockholders' equity..................  13.8% 15.8% 18.5%  6.4%  8.6%
  Average common stockholders' equity...........  14.3  16.6  19.9   6.3   8.7
  Average total assets..........................  0.94  1.13  1.33  0.42  0.53
  Average earning assets........................  1.09  1.32  1.52  0.48  0.61
Stockholders' equity at year-end as a percentage
 of:
  Total assets at year-end......................   6.9   6.9   8.1   7.0   6.5
  Total loans at year-end.......................  13.1  14.2  15.4  13.2  11.4
  Total deposits at year-end....................  12.2  12.0  12.9  10.4   9.2
Average stockholders' equity as a percentage of:
  Average assets................................   6.8   7.2   7.2   6.5   6.2
  Average loans.................................  14.1  15.4  14.8  12.6  11.0
  Average deposits..............................  12.4  12.8  11.7   9.9   8.9
Income to fixed charges:
  Excluding interest on deposits................   1.8X  2.2x  3.0x  1.3x  1.6x
  Including interest on deposits................   1.4X  1.6x  1.8x  1.1x  1.1x

QUARTERLY DIVIDENDS AND MARKET PRICE SUMMARY

                                                       DIVIDENDS  STOCK MARKET
                                                       DECLARED  PRICE RANGE(1)
                                                       --------- ---------------
                                                       PER SHARE   LOW    HIGH
                                                       --------- ------- -------
1995
  First quarter.......................................   $0.33   $27 3/8 $32 7/8
  Second quarter......................................    0.33    30 1/8  33 1/4
  Third quarter.......................................    0.33    31 1/2  39 1/4
  Fourth quarter......................................    0.36    36 1/2  42 1/2
                                                         -----
    Year..............................................   $1.35    27 3/8  42 1/2
                                                         =====
1994
  First quarter.......................................   $0.30   $27 1/4 $30 3/4
  Second quarter......................................    0.30    27 3/8  32
  Third quarter.......................................    0.30    28 3/8  33
  Fourth quarter......................................    0.33    26 3/4  31
                                                         -----
    Year..............................................   $1.23    26 3/4  33
                                                         =====

--------
(1) The principal market for the Corporation's common stock is the New York Stock Exchange (the "NYSE"). In addition to the NYSE, the Corporation's common stock is listed on the Chicago Stock Exchange and the Pacific Stock Exchange.

CONSOLIDATED SUMMARY OF QUARTERLY FINANCIAL INFORMATION

1995 (IN MILLIONS, EXCEPT PER SHARE   DECEMBER 31 SEPTEMBER 30 JUNE 30 MARCH 31
DATA)                                 ----------- ------------ ------- --------
Interest income......................   $2,066       $2,054    $2,011   $1,959
Net interest income..................      834          796       784      794
Provision for credit losses..........      210          125        90       85
Noninterest income...................      655          702       631      603
Noninterest expense..................    1,088          827       821      799
Net income...........................      126          357       331      336

Earnings per share
Primary..............................    $0.37        $1.07     $0.99    $1.01
Fully diluted........................     0.37         1.06      0.98     0.99
1994 (IN MILLIONS, EXCEPT PER SHARE   DECEMBER 31 SEPTEMBER 30 JUNE 30 MARCH 31
DATA)                                 ----------- ------------ ------- --------
Interest income......................   $1,754       $1,607    $1,461   $1,314
Net interest income..................      756          749       739      712
Provision for credit losses..........       96           63        52       65
Noninterest income...................      622          589       558      624
Noninterest expense..................      806          811       788      815
Net income...........................      315          301       304      301

Earnings per share
  Primary............................    $0.94        $0.89     $0.89    $0.90
  Fully diluted......................     0.93         0.88      0.88     0.88

  Amounts presented above reflect the Merger and have not been previously reported on Form 10-Q for any quarter. See Note 3 to the Consolidated Financial Statements on page 48 for a discussion of the Merger.

AVERAGE BALANCES/NET INTEREST MARGIN/RATES

First Chicago NBD Corporation and Subsidiaries

                                                                               1995
YEAR ENDED DECEMBER 31                                               --------------------------
                                                                     AVERAGE            AVERAGE
(INCOME AND RATES ON TAX-EQUIVALENT BASIS)                           BALANCE   INTEREST  RATE
(DOLLARS IN MILLIONS)                                                --------  -------- -------
ASSETS
Interest-bearing due from banks (1)................................  $ 10,011   $  620   6.19%
Federal funds sold and securities under resale agreements..........    15,701      922   5.87
Trading assets.....................................................     7,300      469   6.42
Investment securities (2)
 U.S. government and federal agency................................    10,023      681   6.79
 States and political subdivisions.................................     1,546      141   9.12
 Other.............................................................     1,781       71   3.99
                                                                     --------   ------   ----
   Total investment securities.....................................    13,350      893   6.69
Loans (3)(4)
 Domestic offices..................................................    55,530    5,043   9.21
 Foreign offices...................................................     3,414      246   7.21
                                                                     --------   ------   ----
   Total loans.....................................................    58,944    5,289   9.09
                                                                     --------   ------   ----
   Total earning assets (5)........................................   105,306    8,193   7.78
Cash and due from banks............................................     6,328
Allowance for credit losses........................................    (1,198)
Other assets.......................................................    11,934
                                                                     --------
   Total assets....................................................  $122,370
                                                                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits--interest-bearing
 Savings...........................................................  $ 11,716   $  313   2.67%
 Money market......................................................     8,942      354   3.96
 Time..............................................................    17,346    1,008   5.81
 Foreign offices (6)...............................................    15,821      906   5.73
                                                                     --------   ------   ----
   Total deposits--interest-bearing................................    53,825    2,581   4.80
Federal funds purchased and securities under repurchase agreements.    20,041    1,192   5.95
Other short-term borrowings........................................     9,167      538   5.87
Long-term debt.....................................................     7,941      571   7.19
                                                                     --------   ------   ----
   Total interest-bearing liabilities..............................    90,974    4,882   5.37
Demand deposits....................................................    13,254
Other liabilities..................................................     9,807
Preferred stock....................................................       570
Common stockholders' equity........................................     7,765
                                                                     --------
   Total liabilities and stockholders' equity......................  $122,370
                                                                     ========
Interest income/earning assets (5).................................             $8,193   7.78%
Interest expense/earning assets....................................              4,882   4.64
                                                                                ------   ----
Net interest margin................................................             $3,311   3.14%
                                                                                ======   ====

--------
(1) Principally balances in overseas offices.
(2) The combined amounts for investment securities available-for-sale and held-to-maturity are based on their respective carrying values. Based on the amortized cost of investment securities available-for-sale, the combined average balance for 1995 would be $13.428 billion, and the average earned rate would be 6.65%.
(3) Rates are calculated on average lease-financing receivable balances reduced by deferred liability for taxes.
(4) Nonperforming loans are included in average balances used to determine rates.
(5) Includes tax-equivalent adjustments based on federal income tax rate of 35% for 1995, 1994 and 1993, and 34% for 1992.
(6) Includes International Banking Facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.

           1994                        1993                      1992
 ----------------------------------------------------- -------------------------
 AVERAGE             AVERAGE AVERAGE           AVERAGE AVERAGE           AVERAGE
 BALANCE    INTEREST  RATE   BALANCE  INTEREST  RATE   BALANCE  INTEREST  RATE
 -------    -------- ------- -------  -------- ------- -------  -------- -------

 $  8,497    $  395   4.65%  $ 8,098   $  332   4.10%  $ 8,136   $  406   4.99%
   14,340       624   4.35    11,740      350   2.98     8,356      291   3.48
    4,927       286   5.80     4,876      229   4.70     4,556      270   5.93

   11,093       698   6.29     8,973      585   6.52     8,084      613   7.58
    1,649       146   8.85     1,757      151   8.59     2,009      179   8.91
    1,990        48   2.41     2,054       57   2.78     2,552       95   3.72
 --------    ------   ----   -------   ------   ----   -------   ------   ----
   14,732       892   6.05    12,784      793   6.20    12,645      887   7.01

   47,208     3,832   8.24    44,262    3,441   7.88    45,514    3,678   8.17
    2,894       194   6.70     3,131      211   6.74     3,727      293   7.86
 --------    ------   ----   -------   ------   ----   -------   ------   ----
   50,102     4,026   8.15    47,393    3,652   7.80    49,241    3,971   8.15
 --------    ------   ----   -------   ------   ----   -------   ------   ----
   92,598     6,223   6.72    84,891    5,356   6.31    82,934    5,825   7.02
    6,553                      6,171                     5,425
   (1,132)                    (1,062)                   (1,117)
    9,827                      6,642                     6,968
 --------                    -------                   -------
 $107,846                    $96,642                   $94,210
 ========                    =======                   =======


 $ 11,815    $  274   2.32%  $11,100   $  265   2.39%  $ 9,732   $  296   3.04%
    9,280       261   2.81    10,163      247   2.43    10,211      311   3.05
   13,650       570   4.18    14,204      543   3.82    18,665      910   4.88
   12,347       548   4.44    10,944      417   3.81    11,972      566   4.73
 --------    ------   ----   -------   ------   ----   -------   ------   ----
   47,092     1,653   3.51    46,411    1,472   3.17    50,580    2,083   4.12
   16,365       704   4.30    13,245      404   3.05    13,419      469   3.50
    8,629       378   4.38     7,374      253   3.43     3,896      159   4.08
    6,755       445   6.59     4,817      334   6.93     4,025      310   7.70
 --------    ------   ----   -------   ------   ----   -------   ------   ----
   78,841     3,180   4.03    71,847    2,463   3.43    71,920    3,021   4.20
   13,377                     13,078                    11,620
    7,898                      4,730                     4,505
      686                        794                       581
    7,044                      6,193                     5,584
 --------                    -------                   -------
 $107,846                    $96,642                   $94,210
 ========                    =======                   =======
             $6,223   6.72%            $5,356   6.31%            $5,825   7.02%
              3,180   3.43              2,463   2.90              3,021   3.64
             ------   ----             ------   ----             ------   ----
             $3,043   3.29%            $2,893   3.41%            $2,804   3.38%
             ======   ====             ======   ====             ======   ====

ANALYSIS OF CHANGES IN NET INTEREST INCOME

  The following table shows the approximate effect on net interest income of volume and rate changes for 1995 and 1994. For purposes of this table, changes that are not due solely to volume or rate changes are allocated to volume.

                                             1995 OVER 1994     1994 OVER 1993
                                           ------------------  ------------------
                                           VOLUME RATE TOTAL   VOLUME RATE  TOTAL
YEAR ENDED DECEMBER 31 (IN MILLIONS)       ------ ---- ------  ------ ----  -----
Increase (decrease) in
Interest income
  Interest-bearing due from banks.........  $ 94  $131 $  225   $ 19  $ 44  $ 63
  Federal funds sold and securities under
   resale agreements......................    80   218    298    113   161   274
  Trading assets..........................   152    31    183      3    54    57
  Investment securities
    U.S. government and federal agency....   (73)   56    (17)   133   (20)  113
    States and political subdivisions.....    (9)    4     (5)   (10)    5    (5)
    Other.................................    (8)   31     23     (1)   (8)   (9)
  Loans
    Domestic offices......................   756   455  1,211    239   152   391
    Foreign offices.......................    37    15     52    (16)   (1)  (17)
                                                       ------               ----
    Total.................................              1,970                867
Increase (decrease) in
Interest expense
  Deposits
    Savings...............................    (3)   42     39     17    (8)    9
    Money market..........................   (13)  106     93    (25)   39    14
    Time..................................   215   223    438    (23)   50    27
    Foreign offices.......................   199   159    358     62    69   131
Federal funds purchased and securities
 under repurchase agreements..............   219   269    488    134   166   300
Other short-term borrowings...............    32   128    160     55    70   125
Long-term debt............................    85    41    126    128   (17)  111
                                                       ------               ----
    Total.................................              1,702                717
                                                       ------               ----
Increase in net interest income...........             $  268               $150
                                                       ======               ====

ITEM 2. PROPERTIES

  The Corporation's headquarters are at One First National Plaza, Chicago, Illinois, a 60-story building located in the center of the Chicago "Loop" business district. The building is master-leased by FNBC and has approximately 1,850,000 square feet of rentable space, of which the Corporation occupies approximately 59% and the balance is subleased to others. In 1995, First Chicago Building Corporation, a wholly-owned subsidiary of FNBC, purchased a 23-story office building in Chicago's west Loop business district providing approximately 1,036,000 square feet for future operations consolidation and expansion. Also in 1995, FCCNB exercised its option to purchase three buildings in Elgin, Illinois, comprising in the aggregate approximately 520,000 square feet on approximately 31 acres of land, housing Illinois Credit Card operations.

  NBD Michigan owns and occupies a 14-story, 540,000-square-foot main office building in Detroit's central financial and business district; a 14-story, 300,000-square-foot office building in Troy, Michigan, housing its retail support activities; and a 380,000-square-foot facility in Van Buren Township, near Detroit Metropolitan Airport, housing its data center and check processing operations. NBD Michigan also owns approximately 143 acres of land in Farmington Hills, Michigan, for possible future facility needs. In addition, NBD Michigan leases and occupies a 200,000-square-foot office center in Troy, Michigan, and NBD Indiana leases and occupies a 380,000-square-foot office building in Indianapolis, Indiana.

  At December 31, 1995, the Corporation and its subsidiaries occupied 939 locations within the United States, including 742 bank branches. Foreign offices, including Adelaide, Melbourne and Sydney, Australia; Beijing; Buenos Aires; Frankfurt; Hong Kong; London; Mexico City; Seoul; Taipei; Tokyo; and Toronto and Windsor, Canada, are located in leased premises.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this Item is set forth in Note 19 to the Consolidated Financial Statements, on page 66 of this Form 10-K, and is expressly incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Corporation held a Special Meeting of Stockholders on October 20, 1995. Stockholders approved and adopted the Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 11, 1995, as amended, by and between FCC and NBD, and the consummation of the transactions contemplated thereby, pursuant to which FCC merged with and into NBD upon the terms and subject to the conditions set forth in the Merger Agreement.

  A total of 120,223,918 shares were represented in person or by proxy at the Special Meeting, or approximately 75.6 percent of the total shares outstanding and entitled to vote. Of the total number of outstanding shares entitled to vote, 116,642,706.2 (73.375%) were voted for; 3,051,366.7 (1.919%) were voted against; and 529,845.4 (0.333%) abstained. There were no broker non-votes.

                     Executive Officers of the Registrant

                                         PRESENT POSITION HELD WITH THE CORPORATION AND
NAME AND AGE                            EFFECTIVE DATE FIRST ELECTED TO OFFICE INDICATED
------------                            ------------------------------------------------
Richard L. Thomas (65)..  Director and Chairman of the Board (12-1-95)
Verne G. Istock (55)....  Director (10-1-85), Chief Executive Officer (1-1-94) and President (12-1-95)
Thomas H. Jeffs II (57).  Director and Vice Chairman of the Board (10-1-85)
Scott P. Marks, Jr.
 (50)...................  Director and Vice Chairman of the Board (12-1-95)
David J. Vitale (49)....  Director and Vice Chairman of the Board (12-1-95)
Frederick M. Adams, Jr.
 (51)...................  Executive Vice President (6-15-92)
John W. Ballantine (49).  Executive Vice President (12-1-95)
Gordon S. Crimmins (61).  Executive Vice President (1-1-94)
Robert A. DeAlexandris
 (55)...................  Executive Vice President (6-15-92)
Alan F. Delp (55).......  Executive Vice President (12-1-95)
Sherman I. Goldberg
 (53)...................  Executive Vice President, General Counsel and Secretary (12-1-95)
Thomas H. Hodges (50)...  Executive Vice President (12-1-95)
Philip S. Jones (53)....  Executive Vice President (6-15-92)
W.G. Jurgensen (44).....  Executive Vice President (12-1-95)
James R. Lancaster (64).  Executive Vice President (6-15-92)
Thomas J. McDowell (57).  Executive Vice President (1-1-95)
Timothy P. Moen (43)....  Executive Vice President (12-1-95)
Susan S. Moody (42).....  Executive Vice President (1-1-95)
Andrew J. Paine, Jr.
 (58)...................  Executive Vice President (10-15-92)
Robert A. Rosholt (46)..  Executive Vice President and Chief Financial Officer (12-1-95)

  Each of the executive officers has served as an officer of the Corporation or a subsidiary, or their respective predecessors, for more than five years. Executive officers of the Corporation serve until the annual meeting of the Board of Directors (May 10, 1996).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is set forth in this Form 10-K in the third paragraph on page 7, the "Common Stock and Stockholder Data" table on page 81 and the "Quarterly Dividends and Market Price Summary" table on page 82, and is expressly incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is set forth in this Form 10-K in the "Selected Financial Data" table on page 13 and the "Financial Ratios" table on page 82, and is expressly incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is set forth on pages 13 to 39 of this Form 10-K, and is expressly incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is set forth in this Form 10-K in the "Selected Financial Data" table on page 13, the "Selected Statistical Information" table on page 30, the "Loan Composition" table on page 30, the Consolidated Financial Statements and the Notes thereto on pages 40 to 70, the "Report of Independent Public Accountants" on page 73 and the "Selected Statistical Information" section on pages 74 to 86, and is expressly incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The information required by this Item has been previously reported in the Corporation's Current Report on Form 8-K dated September 18, 1995.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item pertaining to executive officers of the Corporation is set forth on page 87 of this Form 10-K under the heading "Executive Officers of the Registrant," and is expressly incorporated herein by reference. The information required by this Item pertaining to directors of the Corporation is set forth under the heading "Election of Directors" in the Corporation's definitive proxy statement dated April 5, 1996, and is expressly incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is set forth under the headings "Compensation of Executive Officers," "Director Meeting Attendance and Fee Arrangements" and "Committees of the Board of Directors--Organization, Compensation and Nominating Committee--Committee Interlocks and Insider Participation" in the Corporation's definitive proxy statement dated April 5, 1996, and is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is set forth under the heading "Beneficial Ownership of the Corporation's Common Stock" in the Corporation's definitive proxy statement dated April 5, 1996, and is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is set forth under the headings "Committees of the Board of Directors--Organization, Compensation and Nominating Committee--Committee Interlocks and Insider Participation" and "Transactions with Directors, Executive Officers, Stockholders and Associates" in the Corporation's definitive proxy statement dated April 5, 1996, and is expressly incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

                                                                           PAGE
                                                                           ----
   Consolidated Balance Sheet--December 31, 1995 and 1994.................  40
   Consolidated Income Statement--Three Years Ended December 31, 1995.....  41
   Consolidated Statement of Stockholders' Equity--Three Years Ended
    December 31, 1995.....................................................  42
   Consolidated Statement of Cash Flows--Three Years Ended December 31,
    1995..................................................................  43
   Notes to Financial Statements..........................................  44

  (2) Financial Statement Schedules.

  All schedules normally required by Form 10-K are omitted since they either are not applicable or the required information is shown in the financial statements or the notes thereto.

  (3) Exhibits.

      3(A).    Restated Certificate of Incorporation of the Corporation,
               as amended.
      3(B).    By-Laws of the Corporation, as amended.
      4.       Instruments defining the rights of security holders, in-
               cluding indentures.+
     10(A).    NBD Bancorp, Inc. Performance Incentive Plan, as amended
               [Exhibit 10(a) to the Corporation's 1991 Annual Report on
               Form 10-K (File No. 1-7127) incorporated herein by refer-
               ence].*
     10(B).    NBD Bancorp, Inc. Executive Incentive Plan [Exhibit (10)
               (b) to the Corporation's 1994 Annual Report on Form 10-K
               (File No. 1-7127) incorporated herein by reference].*
     10(C).    NBD Bancorp, Inc. Pension Restoration/Supplemental Plan
               [Exhibit (10) (c) to the Corporation's 1994 Annual Report
               on Form 10-K (File No. 1-7127) incorporated herein by ref-
               erence].*
     10(D).    First Chicago NBD Corporation Plan for Deferring the Pay-
               ment of Directors' Fees.*
     10(E).    NBD Bancorp, Inc. Executive Estate Plan [Exhibit (10) (g)
               to the Corporation's 1994 Annual Report on Form 10-K (File
               No. 1-7127) incorporated herein by reference].*
     10(F).    NBD Bancorp, Inc. Non-Employee Director Stock Award Plan
               [Exhibit 10 (h) to the Corporation's 1992 Annual Report on
               Form 10-K (File No. 1-7127) incorporated herein by refer-
               ence].*
     10(G).    Supplemental Disability and Split-Dollar Life Insurance
               Policies of NBD Indiana, Inc. covering the named executive officers [Exhibit 10 (i) to the Corporation's 1992 Annual
               Report on Form 10-K (File No. 1-7127) incorporated herein
               by reference].*
     10(H).    NBD Bancorp, Inc. Long-Term Disability Restoration Plan
               [Exhibit 10 (k) to the Corporation's 1993 Annual Report on
               Form 10-K (File No. 1-7127) incorporated herein by refer-
               ence].*
     10(I).    First Chicago Corporation Stock Incentive Plan [Exhibit
               10(A) to FCC's 1990 Annual Report on Form 10-K (File No.
               1-6052) incorporated herein by reference].*
     10(J).    First Chicago Corporation Strategic Stock Incentive Plan,
               as amended [Exhibit 10(A) to FCC's 1988 Annual Report on
               Form 10-K (File No. 1-6052) incorporated herein by
               reference].*
     10(K).    First Chicago Corporation 1983 Stock Option Plan, as
               amended and restated [Exhibit 28 to FCC's Post-Effective
               Amendment No. 1 to Form S-8 Registration Statement (File
               No. 33-15779) incorporated herein by reference].*

     10(L).    Form of The First National Bank of Chicago Compensation
               Agreement, as amended.*
     10(M).    Form of First Chicago Corporation Compensation Agreement,
               as amended.*
     10(N).    First Chicago Corporation Compensation Deferral Plan, as
               amended.*
     10(O).    First Chicago Corporation Executive Estate Plan.*
     10(P).    First Chicago Corporation Savings Incentive Plan, as
               amended and restated [Exhibit 10(G) to FCC's 1994 Annual
               Report on Form 10-K (File No. 1-6052) incorporated herein
               by reference].*
     10(Q).    First Chicago Corporation Supplemental Savings Incentive
               Plan [Exhibit 10(I) to FCC's 1990 Annual Report on Form
               10-K (File No. 1-6052) incorporated herein by reference].*
     10(R).    First Chicago Corporation Executive Retirement Plan [Ex-
               hibit 10(I) to FCC's 1992 Annual Report on Form 10-K (File
               No. 1-6052) incorporated herein by reference].*
     10(S).    Form of Individual Change of Control Employment Agree-
               ment.*
     10(T).    Form of Individual Executive Employment Agreement.*
     10(U).    First Chicago Corporation Trust Agreement (Trust A) [Ex-
               hibit 10(K) to FCC's 1992 Annual Report on Form 10-K (File
               No. 1-6052) incorporated herein by reference].*
     10(V).    First Chicago Corporation Trust Agreement (Trust B) [Ex-
               hibit 10(L) to FCC's 1992 Annual Report on Form 10-K (File
               No. 1-6052) incorporated herein by reference].*
     10(W).    Letter dated December 18, 1995, from the Corporation to
               Richard L. Thomas.*
     10(X).    Form of First Chicago NBD Corporation Director Stock
               Plan.*
     10(Y).    Form of First Chicago NBD Corporation Stock Performance
               Plan.*
     10(Z).    Form of First Chicago NBD Corporation Senior Management
               Annual Incentive Plan.*
     10(AA).   Agreement and Plan of Merger, dated as of July 11, 1995,
               between NBD Bancorp, Inc. and First Chicago Corporation,
               as amended.
     12.       Statements re computation of ratios.
     21.       Subsidiaries of the Corporation.
     23.       Consents of experts and counsel.
     27.       Financial Data Schedule.

(b) The Corporation filed the following Current Reports on Form 8-K during the quarter ended December 31, 1995:

     DATE                                     ITEM REPORTED
     ----                                     -------------
     November 10, 1995  The following announcements: (i) on October 20, 1995,
                        FCC's and NBD's respective stockholders approved the
                        Merger; (ii) on November 7, 1995, the Federal Reserve
                        Board approved the Corporation's Merger application; and
                        (iii) the composition of the Corporation's Board of
                        Directors following the Effective Time.
     November 14, 1995  The Corporation's pro forma financial information and certain historical financial information.
     December 1, 1995   Announcement that the Merger became effective.
     December 4, 1995   The Corporation's supplemental financial information.
     December 8, 1995   Announcement that the Corporation increased the common
                        stock quarterly dividend.

--------
   + The Corporation hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries; the total amount of such debt does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.
   * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 8TH DAY OF MARCH, 1996.

                                          First Chicago NBD Corporation
                                            (Registrant)

                                                    /s/ Verne G. Istock
                                          By __________________________________
                                                      Verne G. Istock
                                                Principal Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE CORPORATION AND IN THE CAPACITIES INDICATED, THIS 8TH DAY OF MARCH, 1996.

/s/ Terence E. Adderley                   /s/ Scott P. Marks, Jr.
-------------------------------------     -------------------------------------
Terence E. Adderley                       Scott P. Marks, Jr.
Director                                  Director


/s/ James K. Baker                        /s/ William T. McCormick , Jr.
-------------------------------------     -------------------------------------
James K. Baker                            William T. McCormick, Jr.
Director                                  Director


/s/ John H. Bryan                         /s/ Earl L. Neal
-------------------------------------     -------------------------------------
John H. Bryan                             Earl L. Neal
Director                                  Director


/s/ Siegfried Buschmann                   /s/ James J. O'Connor
-------------------------------------     -------------------------------------
Siegfried Buschmann                       James J. O'Connor
Director                                  Director


/s/ James S. Crown                        /s/ Thomas E. Reilly, Jr.
-------------------------------------     -------------------------------------
James S. Crown                            Thomas E. Reilly, Jr.
Director                                  Director


/s/ Maureen A. Fay                        /s/ Patrick G. Ryan
-------------------------------------     -------------------------------------
Maureen A. Fay                            Patrick G. Ryan
Director                                  Director


/s/ Charles T. Fisher III                 /s/ Adele Simmons
-------------------------------------     -------------------------------------
Charles T. Fisher III                     Adele Simmons
Director                                  Director


/s/ Donald V. Fites                       /s/ Richard L. Thomas
-------------------------------------     -------------------------------------
Donald V. Fites                           Richard L. Thomas
Director                                  Director


/s/ Verne G. Istock                       /s/ David J. Vitale
-------------------------------------     -------------------------------------
Verne G. Istock                           David J. Vitale
Director                                  Director


/s/ Thomas H. Jeffs II                    /s/ Robert A. Rosholt
-------------------------------------     -------------------------------------
Thomas H. Jeffs II                        Robert A. Rosholt
Director                                  Principal Financial Officer


/s/ Richard A. Manoogian                  /s/ William J. Roberts
-------------------------------------     -------------------------------------
Richard A. Manoogian                      William J. Roberts
Director                                  Principal Accounting Officer


 EXHIBIT                         INDEX TO EXHIBITS                         PAGE
 -------                         -----------------                         ----
 3(A).    Restated Certificate of Incorporation of the Corporation,
          as amended.
 3(B).    By-Laws of the Corporation, as amended.
 4.       Instruments defining the rights of security holders, in-
          cluding indentures.+
10(A).    NBD Bancorp, Inc. Performance Incentive Plan, as amended
          [incorporated herein by reference].
10(B).    NBD Bancorp, Inc. Executive Incentive Plan [incorporated
          herein by reference].
10(C).    NBD Bancorp, Inc. Pension Restoration/Supplemental Plan
          [incorporated herein by reference].
10(D).    First Chicago NBD Corporation Plan for Deferring the Pay-
          ment of Directors' Fees.
10(E).    NBD Bancorp, Inc. Executive Estate Plan [incorporated
          herein by reference].
10(F).    NBD Bancorp, Inc. Non-Employee Director Stock Award Plan
          [incorporated herein by reference].
10(G).    Supplemental Disability and Split-Dollar Life Insurance
          Policies of NBD Indiana, Inc. covering the named executive officers [incorporated herein by reference].
10(H).    NBD Bancorp, Inc. Long-Term Disability Restoration Plan
          [incorporated herein by reference].
10(I).    First Chicago Corporation Stock Incentive Plan
          [incorporated herein by reference].
10(J).    First Chicago Corporation Strategic Stock Incentive Plan,
          as amended [incorporated herein by reference].
10(K).    First Chicago Corporation 1983 Stock Option Plan, as
          amended and restated [incorporated herein by reference].
10(L).    Form of The First National Bank of Chicago Compensation
          Agreement, as amended.
10(M).    Form of First Chicago Corporation Compensation Agreement,
          as amended.
10(N).    First Chicago Corporation Compensation Deferral Plan, as
          amended.
10(O).    First Chicago Corporation Executive Estate Plan.
10(P).    First Chicago Corporation Savings Incentive Plan, as
          amended and restated [incorporated herein
          by reference].
10(Q).    First Chicago Corporation Supplemental Savings Incentive
          Plan [incorporated herein by reference].
10(R).    First Chicago Corporation Executive Retirement Plan
          [incorporated herein by reference].
10(S).    Form of Individual Change of Control Employment Agree-
          ment.
10(T).    Form of Individual Executive Employment Agreement.
10(U).    First Chicago Corporation Trust Agreement (Trust A)
          [incorporated herein by reference].
10(V).    First Chicago Corporation Trust Agreement (Trust B)
          [incorporated herein by reference].
10(W).    Letter dated December 18, 1995, from the Corporation to
          Richard L. Thomas.
10(X).    Form of First Chicago NBD Corporation Director Stock
          Plan.
10(Y).    Form of First Chicago NBD Corporation Stock Performance
          Plan.
10(Z).    Form of First Chicago NBD Corporation Senior Management
          Annual Incentive Plan.
10(AA).   Agreement and Plan of Merger, dated as of July 11, 1995,
          between NBD Bancorp, Inc. and First Chicago Corporation,
          as amended.
12.       Statements re computation of ratios.
21.       Subsidiaries of the Corporation.
23.       Consents of experts and counsel.
27.       Financial Data Schedule.

--------
   + The Corporation hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries; the total amount of such debt does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.