Form 10-Q
period 1996-03-31
FIRST CHICAGO NBD CORP
filed 1996-05-15
CIK 70040

First Chicago NBD Corporation and Subsidiaries
Financial Supplement and Form 10-Q

Contents                                                          Page
- ----------------------------------------------------------------------

Five-Quarter Summary of Selected Financial Information               1

Business Segments                                                    2

Earnings Analysis                                                    7

Merger-Related Initiatives                                          14

Liquidity Risk Management                                           15

Market Risk Management                                              16

Credit Risk Management                                              21

Derivative Financial Instruments                                    25

Capital Management                                                  26

Consolidated Financial Statements                                   29

Notes to Consolidated Financial Statements                          33

Selected Statistical Information                                    36

Form 10-Q                                                           42

- -----------------------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y  O F  S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N
First Chicago NBD Corporation and Subsidiaries
- -----------------------------------------------------------------------------------------------------------------------
                                                                     March    December   September    June       March
(Dollars in millions, except per share data)                         1996       1995       1995       1995       1995
- -----------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FOR THE QUARTER
Net interest income.............................................   $    885   $    834   $    796   $    784   $    794
Tax-equivalent adjustment.......................................         28         30         28         24         21
                                                                   --------   --------   --------   --------   --------
Net interest income--tax-equivalent basis.......................        913        864        824        808        815
Provision for credit losses.....................................        175        210        125         90         85
Noninterest income..............................................        626        655        702        631        603
Merger-related charges..........................................          -        267          -          -          -
Other noninterest expense.......................................        828        821        827        821        799
Net income......................................................        340        126        357        331        336
- -----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Net income - Primary............................................   $   1.04   $   0.37   $   1.07   $   0.99   $   1.01
Net income - Fully diluted......................................       1.03       0.37       1.06       0.98       0.99
- -----------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
Assets..........................................................   $115,465   $122,002   $124,056   $123,180   $119,915
Loans...........................................................     64,253     64,434     61,076     53,484     57,744
Deposits........................................................     64,243     69,106     66,934     66,319     63,752
Long-term debt..................................................      8,011      8,163      8,445      8,065      7,639
Common stockholders' equity.....................................      8,135      7,961      7,954      7,749      7,548
Stockholders' equity............................................      8,624      8,450      8,445      8,360      8,159
- -----------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets..........................................................   $120,708   $123,773   $124,738   $123,795   $117,172
Loans...........................................................     63,790     62,258     59,661     57,727     56,130
Earning assets..................................................    104,629    106,187    107,731    104,536    102,771
Deposits........................................................     65,922     68,552     68,619     66,971     64,173
Common stockholders' equity.....................................      8,053      7,998      7,934      7,669      7,458
Stockholders' equity............................................      8,543      8,488      8,504      8,280      8,069
- -----------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on stockholders' equity..................................       16.0%       5.9%      16.7%      16.0%      16.9%
Return on common stockholders' equity...........................       16.6        5.9       17.4       16.8       17.7
Return on assets................................................       1.13       0.40       1.14       1.07       1.16
- -----------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (1)
Common-equity-to-assets ratio...................................        7.3%       6.9%       6.8%       6.7%       6.7%
Regulatory leverage ratio.......................................        7.3        6.9        6.9        7.0        7.3
Risk-based capital
  Tier 1 ratio..................................................        8.1        7.8        8.2        8.5        8.4
  Total capital ratio...........................................       12.3       11.8       12.4       12.8       12.7
- -----------------------------------------------------------------------------------------------------------------------
COMMON SHARE AND STOCKHOLDER DATA FOR THE QUARTER ENDED
Market price (at quarter-end)...................................   $ 41-1/2   $ 39-1/2   $ 38-1/4   $  32      $ 32-1/2
Book value (at quarter-end).....................................      25.70      25.25      24.96      24.25      23.54
Dividends declared per common share.............................       0.36       0.36       0.33       0.33       0.33
Common dividends................................................        113        113        107        101        103
Preferred dividends.............................................          8          7         10         10         10
Dividend payout ratio...........................................       34.6%      97.3%      30.8%      33.3%      32.7%
Average number of common and common-equivalent
  shares (in millions)..........................................      319.2      320.0      324.4      322.8      324.1
Average number of shares, assuming full dilution (in millions)..      326.2      326.9      331.8      329.9      331.2
- -----------------------------------------------------------------------------------------------------------------------

(1) Net of investment in First Chicago Capital Markets, Inc.

BUSINESS SEGMENTS

OVERVIEW

- ------------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended March 31
                                                                        Corporate and
                                                        Regional        Institutional       Corporate          Other
                                     Credit Card         Banking           Banking         Investments      Activities
(Dollars in millions,              ---------------   ---------------   ---------------   ---------------   -------------
 except where noted)                1996     1995     1996     1995     1996     1995     1996     1995     1996    1995
- ------------------------------------------------------------------------------------------------------------------------
Net income .....................   $  77    $  85    $ 136    $ 120    $  64    $  70    $  55    $  54    $   8    $  7
Return on equity ...............      28%      41%      16%      15%       7%      10%      50%      38%     N/M     N/M
Average assets (presecuritized)
  (in billions) ................   $17.0    $12.7    $38.7    $34.1    $51.1    $51.1    $21.3    $24.9    $ 0.4    $0.4
Average common equity (in
  billions) ....................     1.1      0.8      3.3      3.2      3.3      2.8      0.4      0.6        -     0.1
- ------------------------------------------------------------------------------------------------------------------------

N/M - Not meaningful.

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


                    Earnings Contribution by Business Lines

                                   [Pie Charts]

               1996                                        1995

Credit Card                 =   23%         Credit Card                 =   25%
Retail                      =   18%         Retail                      =   16%
Middle Market               =   22%         Middle Market               =   20%
Corporate & Institutional   =   19%         Corporate & Institutional   =   21%
Other                       =    2%         Other                       =    2%
Corporate Investments       =   16%         Corporate Investments       =   16%

Certain corporate revenues and expenses, generally unusual or one time in nature, are included in Other Activities. Information for 1995 has been restated to reflect the management of activities consistent with the major business segments.

Results are derived from the internal profitability reporting systems and reflect full allocation of all institutional and overhead items. These systems use a detailed funds transfer methodology and a common equity allocation based on risk elements. Credit Card results are presented before the securitization of credit card receivables ("presecuritized") to facilitate analysis of trends. See the discussion of net interest income on page 8 and a reconciliation of reported to presecuritized results on page 36.

- -----------------------------------------------------------------
Credit Card
- -----------------------------------------------------------------
                                               Three Months Ended
(Presecuritized)                                    March 31
(Dollars in millions, except where noted)       1996        1995
- -----------------------------------------------------------------
Net interest income--tax-equivalent basis ..   $ 366       $ 269
Provision for credit losses ................     220         120
Noninterest income .........................     129         119
Noninterest expense ........................     153         130
Net income .................................      77          85
Return on equity ...........................      28%         41%
Efficiency ratio (1) .......................      31%         34%
Average loans (in billions) ................   $17.3       $12.8
Average common equity (in billions) ........     1.1         0.8
- -----------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

The Corporation reaches customers nationally through First Card, one of the largest issuers of bank credit cards in the U.S.

Net income in this segment declined to $77 million in the first quarter of 1996. However, return on equity was a healthy 28% and the efficiency ratio improved to 31%, the lowest of the Corporation's businesses. The year over year increase in the provision for credit losses reflected both portfolio growth and an increased net charge-off rate. The credit card business was adversely affected by industry-wide trends, including higher credit charges, increased account acquisition costs and tighter spreads.

This business continued to build its substantial receivables base, increasing total average credit card loans outstanding 35% from a year earlier to $17.3 billion.

- --------------------------------------------------------------------------
Regional Banking
- --------------------------------------------------------------------------
                                              Three Months Ended March 31
                                                 Retail      Middle Market
                                             -------------   -------------
(Dollars in millions, except where noted)     1996    1995    1996    1995
- --------------------------------------------------------------------------
Net interest income--tax-equivalent
 basis.....................................  $ 285   $ 289   $ 213   $ 194
Provision for credit losses................     15       7      15      12
Noninterest income.........................    152     126      38      35
Noninterest expense........................    326     319     114     109
Net income.................................     60      52      76      68
Return on equity...........................     16%     14%     17%     16%
Efficiency ratio (1).......................     75%     77%     45%     48%
Average loans (in billions)................  $16.7   $15.0   $16.3   $14.3
Average assets (in billions)...............   20.5    17.3    18.2    16.8
Average common equity (in billions)........    1.5     1.5     1.8     1.7

(1) Noninterest expense as a percentage of total revenue.

REGIONAL BANKING

The Corporation's Regional Banking business serves local consumers, small businesses and middle market customers through over 700 banking offices in Michigan, Indiana and Illinois. Regional Banking is the Corporation's largest contributor of earnings and generated net income of $136 million in the first quarter of 1996, 40% of the Corporation's total. Return on equity for this segment was 16%. Regional Banking includes both the Retail and Middle Market segments and is expected to be an important contributor to the Corporation's earnings growth going forward.


Retail Banking

For the first quarter of 1996, Retail Banking's earnings increased over 15% to $60 million from $52 million in the first quarter of 1995. Return on equity improved to 16% from 14%.

The 5% growth in total revenue resulted in an improved efficiency ratio of 75% compared to 77% in the first quarter of 1995. Noninterest income grew over 20% as a result of higher mortgage and deposit fees. The strength in deposit fees reflects successful implementation of the deposit account repricing strategy.


Middle Market

Middle Market's net income increased to $76 million in the first quarter of 1996 from $68 million in the year-ago period. Return on equity was 17%. The 12% increase in net income reflects a $2 billion increase in average loans due to strong growth in the commercial lending business. Revenue grew by almost 10% year over year and the efficiency ratio improved to 45% in the first quarter of 1996.

- ----------------------------------------------------------------
Corporate and Institutional Banking
- ----------------------------------------------------------------
                                              Three Months Ended
                                                   March 31
(Dollars in millions, except where noted)       1996       1995
- ----------------------------------------------------------------
Net interest income--tax-equivalent basis..     $ 179      $ 160
Provision for credit losses................        24          7
Noninterest income.........................       163        180
Noninterest expense........................       217        226
Net income.................................        64         70
Return on equity...........................         7%        10%
Efficiency ratio(1)........................        63%        66%
Average loans (in billions)................     $20.1      $18.5
Average assets (in billions)...............      51.1       51.1
Average common equity (in billions)........       3.3        2.8
- ----------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

Through its Corporate and Institutional Banking business, the Corporation is the leading provider of banking services to large corporations, governments, institutions and investors in the Midwest. It is also among the top U.S. banking companies serving national and international customers.

Corporate and Institutional Banking earned $64 million in the first quarter of 1996 and generated a 7% return on equity. This business receives the largest allocation of the Corporation's equity. Lower trading revenues and higher credit costs contributed to the 9% decline in net income.

Revenues from the major product sets within the Corporate and Institutional Banking segment are presented in the following table:

- --------------------------------------------------------------------------
Total Revenue                                           Three Months Ended
                                                             March 31
(In millions)                                           1996          1995
- --------------------------------------------------------------------------
Trading..............................................   $ 48          $ 60
Servicing............................................    130           132
Lending..............................................     92           100
Financing............................................     30            28
Other................................................     42            20
                                                        ----          ----
   Total.............................................   $342          $340
                                                        ====          ====
- --------------------------------------------------------------------------


Lending and servicing contribute roughly two-thirds of Corporate and Institutional Banking's total revenue and declined somewhat from first quarter 1995 levels. Revenue from trading activities (trading profits and related net interest income) was $48 million in the first quarter of 1996 compared with $60 million for the first quarter of 1995. The foreign exchange segment was the primary contributor to the decline and offset gains in derivatives and fixed income trading. (See page 10 for additional detail on trading revenue.)

The 4% decline in expenses resulted primarily from lower headcount and is reflected in the improved efficiency ratio, which was 63% in the first quarter of 1996 versus 66% a year earlier.

Average loans in Corporate and Institutional Banking for the first three months of 1996 increased more than 8% from a year earlier to $20.1 billion.

- --------------------------------------------------------------------------
Corporate Investments
- --------------------------------------------------------------------------
                                                       Three Months Ended
                                                           March 31
(Dollars in millions, except where noted)             1996           1995
- --------------------------------------------------------------------------
Net interest income--tax-equivalent basis..........   $  40          $  36
Provision for credit losses........................       -              -
Noninterest income.................................      63             62
Noninterest expense................................      15             15
Net income.........................................      55             54
Return on equity...................................      50%            38%
Average assets (in billions).......................   $21.3          $24.9
Average common equity (in billions)................     0.4            0.6
- --------------------------------------------------------------------------

Many of the Corporation's business activities that are not specifically oriented to its customers are combined in Corporate Investments. Included in this segment are the venture capital portfolio, leveraged leasing, funding and arbitrage, the investment account and assorted other investment and trading activities. The nature of these activities implies that Corporate Investments will be a more variable component of earnings going forward than the other business lines.

In the first quarter of 1996, Corporate Investments contributed $55 million in net income and generated a robust 50% return on equity. Equity securities gains of $44 million contributed to the strong performance.

Average assets for the quarter declined by over $3 billion as part of the merger-related program to reduce assets by $25 billion.

- ------------------------------------------------------------------------------
Other Activities
- ------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31
(Dollars in millions)                                       1996          1995
- ------------------------------------------------------------------------------
Total revenue...........................................    $ 11          $ 11
Noninterest expense.....................................       3             -
Net income..............................................       8             7
Average assets (in billions)............................    $0.4          $0.4
- ------------------------------------------------------------------------------

Net income for Other Activities was $8 million in the first quarter of 1996 primarily due to a $6.9 million gain on the sale of the Ohio branch network. The first quarter of 1995 included $8 million in gains from the accelerated disposition portfolio.

STAFFING LEVELS

The following table lists average staff levels for the Corporation for the past five quarters.

- --------------------------------------------------------------------------------
                                1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.
                                  1996      1995      1995      1995      1995
- --------------------------------------------------------------------------------
Average Full-Time-Equivalent
 Staff........................   34,512    35,220    35,678    35,180    35,282
- --------------------------------------------------------------------------------

EARNINGS ANALYSIS

Summary

The Corporation reported net income of $340 million, or $1.03 per share, for the first quarter of 1996, up from $336 million, or $0.99 per share, in the first quarter of 1995.

- ----------------------------------------------------------------
                                              Three Months Ended
(Dollars in millions,                               March 31
except per share data)                          1996       1995
- ----------------------------------------------------------------
Net interest income--tax-equivalent basis..    $  913     $  815
Provision for credit losses................       175         85
Noninterest income.........................       626        603
Noninterest expense........................       828        799
Net income.................................       340        336
Common Share Data
  Primary
  Net income...............................    $ 1.04     $ 1.01
  Average common and common-equivalent
   shares (in millions)....................     319.2      324.1
  Fully diluted
  Net income...............................    $ 1.03     $ 0.99
  Average shares, assuming full dilution
   (in millions)...........................     326.2      331.2
Return on assets...........................      1.13%      1.16%
Return on common stockholders' equity......      16.6       17.7
- ----------------------------------------------------------------

Net interest income increased 12% from the year-ago quarter. Loan growth in the credit card and regional banking businesses generated much of this increase.

The provision for credit losses was $175 million, up substantially from the 1995 first quarter due to growth in credit card receivables and charge-offs.

Market-driven revenues, which include combined trading profits, investment securities gains, and equity securities gains, were $107 million, down slightly from a year earlier.

Noninterest expense growth in the first quarter of 1996 was limited to 4% over the year-ago period.

Return on common stockholders' equity was 16.6%. Capital ratios at quarter-end remain considerably above the regulatory "well-capitalized" guidelines.

During the quarter, significant progress was made in merger integration efforts. The Corporation's mortgage banking, discount brokerage and international businesses successfully completed targeted integration initiatives. The Illinois consolidation and integration strategy is on schedule for completion in the third quarter of 1996. See Merger-Related Initiatives, beginning on page 14, for more details.

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

In order to analyze fundamental trends in net interest margin, it is useful to adjust for securitization of credit card receivables and the activities of First Chicago Capital Markets, Inc. (FCCM).

When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged. However, the net interest income related to these high-yield assets is replaced by increased servicing fees, net of related credit losses. The average levels of securitized receivables were $7.9 billion in the first quarter of 1996, compared with $6.0 billion in the first quarter of 1995.

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

On an adjusted basis, net interest margin for the first quarter of 1996 was 4.23%. This compares with 3.96% in the year-ago quarter. The increase was due to a more profitable earning asset mix, primarily driven by increased credit card volumes.

The following charts illustrate the trends of net interest income, including a tax-equivalent adjustment (TEA), and net interest margin for the past five quarters.

               Net Interest Income                              Net Interest Margin
                   ($ Millions)                                    (Line Graph)
                    (Bar Graph)
        Net Interest    Adjusted Net Interest               Adjusted Net     Net Interest
         Income-TEA         Income-TEA                    Interest Margin       Margin
        ------------    ---------------------             ---------------    ------------
1Q95       $815                $  949            1Q95          3.96%             3.22%
2Q95        808                   971            2Q95          3.87              3.10
3Q95        824                 1,003            3Q95          3.79              3.03
4Q95        864                 1,033            4Q95          3.93              3.23
1Q96        913                 1,078            1Q96          4.23              3.51

The following tables detail the composition of adjusted average earning assets and adjusted average loans for the current and year-ago quarters.

- -----------------------------------------------------
Adjusted Average Earning Assets    Three Months Ended
                                         March 31
(In millions)                         1996     1995
- -----------------------------------------------------
Loans............................   $ 71,717  $62,215
Securities.......................      8,891   14,921
Trading assets...................     10,751    8,798
Other short-term investments.....     11,159   11,384
                                    --------  -------
     Total.......................   $102,518  $97,318
                                    ========  =======
- -----------------------------------------------------

- -----------------------------------------------------
Adjusted Average Loans             Three Months Ended
                                         March 31
(In millions)                         1996     1995
- -----------------------------------------------------
Corporate and Institutional......   $ 20,079  $18,524
Middle Market....................     16,323   14,321
Retail...........................     16,742   15,048
Credit Card......................     17,314   12,822
Corporate Investments/Other......      1,259    1,500
                                    --------  -------
     Total.......................   $ 71,717  $62,215
                                    ========  =======
- -----------------------------------------------------

PROVISION FOR CREDIT LOSSES

Details of the Corporation's credit risk management and performance during the quarter ended March 31, 1996, are presented in the Credit Risk Management section, beginning on page 21.

NONINTEREST INCOME

The following table provides a breakdown of the components of noninterest income for the first quarter of 1996 as compared with a year ago.

- -----------------------------------------------------------------------------

                                              Three Months Ended    Percent
                                                   March 31         Increase
(In millions)                                   1996      1995     (Decrease)
- -----------------------------------------------------------------------------
Combined trading profits..................      $ 36      $ 55        (35)%
Equity securities gains...................        49        55        (11)
Investment securities gains...............        22         1        N/M
                                                ----      ----
  Market-driven revenue...................       107       111         (4)
Credit card fee revenue...................       207       201          3
Fiduciary and investment management fees..       100        96          4
Service charges on deposits...............       101        93          9
Other service charges and commissions.....        88        81          9
Other.....................................        23        21         10
                                                ----      ----
  Total...................................      $626      $603          4
                                                ====      ====
- -----------------------------------------------------------------------------

N/M--Not Meaningful.

The following table provides additional details on revenue from the Corporation's various trading businesses, including both trading profits and net interest income generated from these activities.

- -------------------------------------------------------
Trading Revenue
- -------------------------------------------------------
                                     Three Months Ended
                                           March 31
(In millions)                          1996        1995
- -------------------------------------------------------
Foreign exchange and derivatives..     $18         $36
Fixed income and derivatives......      30          19
Other trading.....................      16          26
                                       ---         ---
     Total........................     $64         $81
                                       ===         ===
- -------------------------------------------------------

Revenue from trading activities (trading profits and related net interest income) totaled $64 million in 1996, versus $81 million in the year-ago period. Reduced foreign exchange trading profits were the primary reason for the decline from a year ago.

Equity securities gains were $49 million during the first quarter of 1996, compared with $55 million in the first quarter of 1995.

Investment securities gains totaled $22 million in the first quarter of 1996, compared with $1 million in the year-ago period. As of March 31, 1996, investment securities had been reduced by $6.3 billion, compared with the related average balance for the first half of 1995.

Fiduciary and investment management fees include fees generated from the Corporation's traditional trust products and services, investment management activities, and the shareholder services business. Fees generated from these activities increased 4% in the first quarter of 1996 from the year-ago period.

In the first quarter of 1996, the sale of the Ohio branch network to Fifth Third Bancorp generated a $6.9 million gain, which is included in other noninterest income.

Net gains from the active management of assets held in the accelerated disposition portfolio were less than $1 million in the first quarter of 1996, compared with $8 million one year ago. Total assets of this portfolio were $22 million at March 31, 1996.

The following chart provides a comparison of market-driven revenue and the significant components of fee-based revenue for the past five quarters. Fee-based revenue continues to be a significant contributor to overall profitability, with some seasonal effects related to credit card fee revenue.

                              NONINTEREST INCOME


                                  (Bar Graph)

$ MILLIONS

       Market-Driven                   Fiduciary &      Serv. Chgs.     Other     Total
          Revenue      Credit Card   Inv. Mgmt. Fees   & Commissions   Revenue   Income
       -------------   -----------   ---------------   -------------   -------   ------
1Q95       $111           $201            $ 96             $174          $21      $603
2Q95       $ 82           $224            $ 97             $187          $41      $631
3Q95       $153           $248            $ 97             $184          $20      $702
4Q95       $101           $228            $114             $190          $22      $655
1Q96       $107           $207            $100             $189          $23      $626

NONINTEREST EXPENSE

Operating expense in the first quarter of 1996 was $828 million, compared with $799 million in the year-ago period. Overall operating expense growth was 4% over the year-ago quarter but was essentially flat compared with fourth quarter operating levels.

Over the past five quarters, overall expense levels have been relatively consistent, but operating efficiency ratios have improved markedly, as indicated by the following charts.


                               OPERATING EXPENSE

                                  (Bar Graph)

$ MILLIONS

        Salaries &   Other Operating   Total Operating
         Benefits        Expense           Expense
        ----------   ---------------   ---------------
1Q95       $409           $390              $799
2Q95       $414           $407              $821
3Q95       $437           $390              $827
4Q95       $432           $389              $821
1Q96       $436           $392              $828

                           OPERATING EFFICIENCY (1)

                                 (Line Graph)

                              1Q95       56.3%
                              2Q95       57.0%
                              3Q95       54.2%
                              4Q95       54.0%
                              1Q96       53.8%

           (1) Operating expense as a percentage of total revenue.

- -------------------------------------------------------------------
                                      Three Months Ended   Percent
                                           March 31        Increase
(Dollars in millions)                   1996      1995   (Decrease)
- -------------------------------------------------------------------
Salaries............................   $   356   $   337          6%
Employee benefits...................        80        72         11
                                       -------   -------
  Total.............................   $   436   $   409          7
                                       =======   =======

Average full-time-equivalent staff..    34,512    35,282         (2)
                                       =======   =======
- -------------------------------------------------------------------

In the first quarter of 1996, employee costs grew by $27 million, or 7%, from one year ago. Total salary expense, including incentive compensation accruals, increased $19 million, or 6%, from the year-ago period. Most of this increase was due to an increase in staff levels to support growth in key business areas, particularly the credit card business.

The increase in employee benefits expense of $8 million, or 11%, reflects the higher cost of pension benefits and accelerated FICA tax expense related to incentive compensation payments. The increase in net periodic pension cost resulted from the significant increase in the projected benefit obligation, which increased as a result of the decline in long-term interest rates in 1995.

- ----------------------------------------------------------------
Other Operating Expense
- ----------------------------------------------------------------
                                   Three Months Ended     Perent
                                        March 31        Increase
(In millions)                          1996   1995     (Decrease)
- ----------------------------------------------------------------
Occupancy expense of premises, net...  $  67  $  64            5%
Equipment rentals, depreciation and
maintenance..........................     55     54            2
Marketing and public relations.......     42     43           (2)
FDIC insurance expense...............      2     26          (92)
Amortization of intangible assets....     18     23          (22)
Telephone............................     20     17           18
Freight and postage..................     22     19           16
Travel and entertainment.............     12     11            9
Stationery and supplies..............     11     10           10
Other................................    143    123           16
                                       -----  -----
    Total............................  $ 392  $ 390            1
                                       =====  =====
- ----------------------------------------------------------------

Operating expense associated with the Credit Card business increased $12 million, or 9%, in the first quarter of 1996 from the first quarter of 1995. This expense increase included market solicitation costs to grow the business and volume-driven costs associated with servicing a larger customer base and increased transaction volumes.

Beginning January 1, 1996, the FDIC insurance rate was effectively reduced to zero for Bank Insurance Fund deposits (approximately 94% of the Corporation's insurable deposit base). A good portion of this expense savings, however, is passed on to business customers in the form of fee reductions.

Intangible amortization expense decreased $5 million in 1996 as certain core deposit intangibles became fully amortized in 1995.

APPLICABLE INCOME TAXES
- -------------------------------------------------
                               Three Months Ended
                                    March 31
(In millions)                    1996       1995
- -------------------------------------------------
Income before income taxes..     $ 508      $ 513

Applicable income taxes.....       168        177

Effective tax rate..........      33.1%      34.5%
- -------------------------------------------------

Tax expense in the first quarter of 1996 included benefits from tax-exempt income and general business tax credits. Tax expense in the first quarter of 1995 included benefits from tax-exempt income and general business tax credits offset by the effect of nondeductible expenses, including goodwill.

MERGER-RELATED INITIATIVES

The Corporation has made significant progress toward attaining its merger-related goals: namely, integration of its common businesses, targeted asset reductions of $25 billion, business synergies to generate cost savings of $200 million, and revenue enhancements of $50 million from cross-sales of products to its expanded customer base.

The asset reduction program targets reduction in specific asset categories while allowing for growth in other categories such as loans. The following table shows the components of the $11.7 billion decrease in the targeted assets using average assets for the first half of 1995 as a baseline.

- -------------------------------------------------------------------
Asset Reduction Initiative
                               Actual         Average      Increase
(In millions)              March 31, 1996  1st Half 1995  (Decrease)
- -------------------------------------------------------------------
Loans....................        $ 64,253       $ 56,927   $  7,326
Targeted items
  Deposit placements.....           8,910          9,715       (805)
  Federal funds sold.....           1,659          1,846       (187)
  Trading assets.........          16,251         20,659     (4,408)
  Investment securities..           8,185         14,507     (6,322)
                                 --------       --------   --------
     Subtotal............          35,005         46,727    (11,722)
Other assets.............          16,207         16,830       (623)
                                 --------       --------   --------
     Total assets........        $115,465       $120,484   $ (5,019)
                                 ========       ========   ========
- -------------------------------------------------------------------

The Corporation made significant progress toward its headcount reduction goal in the first quarter of 1996. At March 31, 1996, severance payments had been initiated for approximately 600 positions. The remaining planned staff reductions will occur as integration efforts are completed.

The Corporation established a reserve for direct merger and restructuring-related charges totaling $225 million at the time of the merger.

At March 31, 1996, the merger restructuring reserve totaled $178 million. The table below details the components of the reserve and related balances at March 31, 1996, and December 31, 1995.

- ---------------------------------------------------------------------
                            March 31,  December 31,  1st Quarter 1996
(In millions)                 1996         1995        Transactions
- ---------------------------------------------------------------------
Direct merger costs.......      $   1         $   2              $ (1)
Severance.................         73            92               (19)
Facilities and equipment..         93            94                (1)
Other.....................         11            12                (1)
                                -----         -----              ----
     Total................      $ 178         $ 200              $(22)
                                =====         =====              ====
- ---------------------------------------------------------------------

As the Corporation's planned integration activities are completed, it is expected that the reduction in the above balances will accelerate. For example, the facilities and equipment portion will be reduced dramatically when the Illinois integration is completed in the third quarter of this year.

The Corporation has already benefited from increased revenues from offering a wider array of products to its expanded customer base. In addition, the Corporation has generated new business with new customers due to improved credit ratings.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner. The Corporation considers strong capital ratios, credit quality and core earnings as essential to retaining high credit ratings and, thereby, cost-effective access to market liquidity.

The Statement of Cash Flows, on page 32, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. The Corporation's principal Banks (referred to collectively as the "Principal Banks"), comprising The First National Bank of Chicago (FNBC), FCC National Bank (FCCNB), American National Bank and Trust Company of Chicago
(ANB), NBD Bank (Michigan) (NBD Michigan), NBD Bank, N.A. (Indiana) (NBD Indiana), and NBD Bank (Illinois) (NBD Illinois), all have identical ratings.
As of March 31, 1996, the parent company and the Principal Banks had the following long- and short-term debt ratings. The short-term debt ratings for the parent cover commercial paper issuances. The long- and short-term debt ratings for the Principal Banks cover bank note issuances.

- -----------------------------------------------------------------------------
                                          Long-Term Debt      Short-Term Debt
- -----------------------------------------------------------------------------
                                          S&P    Moody's      S&P     Moody's
- -----------------------------------------------------------------------------
First Chicago NBD Corporation (parent)..   A+      A1         A-1       P-1
Principal Banks.........................   AA-     Aa3        A-1+      P-1
- -----------------------------------------------------------------------------

The Corporation maintains liquid assets in the form of federal funds sold, deposit placements and selected investment securities to meet any immediate cash flow obligations. See page 36, for a detailed breakdown of the investment portfolio. In addition, as part of the normal liquidity management process, assets are securitized and sold. Securitization of credit card receivables is an important funding vehicle that both diversifies funding sources and accesses large amounts of term funding in a cost-effective manner.

Access to a variety of funding markets and customers in the retail and wholesale sectors is vital both to liquidity management and to cost minimization. Through its various banking entities, the Corporation maintains direct access to the local retail deposit markets and uses a network of brokers for gathering retail deposits on a national basis.

A large customer deposit base is one of the significant strengths of the Corporation's liquidity position. As part of the monthly liquidity measurement process, the extent to which core assets are funded by core liabilities is monitored. Core assets and liabilities consist primarily of customer-driven lending and deposit-taking activities. Core liabilities also include long-term debt and equity. The Corporation has established a 35% limit for the use of wholesale funds for funding core assets. As of March 31, 1996, collectively, the Principal Banks funded 79% of core assets with core liabilities, accessing the wholesale market for only 21% of core asset funding. By limiting dependence on the wholesale market, the risk of a disruption to the Corporation's lending business from a liquidity event is minimized.

In addition to this strong core funding base, a reliable, diversified mix of funding from the wholesale market is created by active participation in global capital markets. Internal guidelines are used to monitor the product mix and customer concentration of the wholesale funding. The following table shows the funding source mix for the past five quarters.

- --------------------------------------------------------------------------------------
Deposits and Other Purchased Funds
                                      March 31  Dec. 31   Sept. 30  June 30   March 31
(In millions)                           1996      1995      1995      1995      1995
- --------------------------------------------------------------------------------------
Domestic offices
  Demand............................   $13,566  $ 15,234  $ 13,286  $ 13,747  $ 13,428
  Savings...........................    19,912    20,180    19,785    19,897    20,009
  Time
    Under $100,000..................    10,008     9,972    10,309     9,914     9,625
    $100,000 and over...............     6,263     5,947     5,647     5,403     5,735

Foreign offices.....................    14,494    17,773    17,907    17,358    14,955
                                       -------  --------  --------  --------  --------
         Total deposits.............    64,243    69,106    66,934    66,319    63,752
- --------------------------------------------------------------------------------------
Federal funds purchased and
 securities under repurchase
 agreements.........................    13,110    15,711    20,031    19,665    20,250
Commercial paper....................       742       288       740       620       782
Other short-term borrowings.........    10,777     9,514     8,517     8,310     7,962
Long-term debt......................     8,011     8,163     8,445     8,065     7,639
                                       -------  --------  --------  --------  --------
    Total other purchased funds.....    32,640    33,676    37,733    36,660    36,633
                                       -------  --------  --------  --------  --------
    Total...........................   $96,883  $102,782  $104,667  $102,979  $100,385
                                       =======  ========  ========  ========  ========
- --------------------------------------------------------------------------------------

MARKET RISK MANAGEMENT

OVERVIEW

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Corporation maintains risk management policies to monitor and limit exposure to market risk. Through its trading activities, the Corporation strives to take advantage of profit opportunities available in interest and exchange rate movements. In asset and liability management activities, policies are in place to minimize structural interest rate and foreign exchange rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on-and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.


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

Value at risk is monitored in each significant trading portfolio on a daily basis. The following tables show average, maximum and minimum daily value at risk for the first quarter of 1996 as well as for the preceding four quarters, and the actual trading revenue for each quarter.

- ------------------------------------------------------------------------------------------------------------
Daily Value at Risk                                           March 31  Dec. 31  Sept. 30  June 30  March 31
 (In millions)                                                    1996     1995      1995     1995      1995
- ------------------------------------------------------------------------------------------------------------
Average.....................................................     $  32    $  28     $  36    $  34     $  31
Maximum.....................................................        38       35        42       45        44
Minimum.....................................................        25       24        27       27        24
- ------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------
Quarter Ended                                                 March 31  Dec. 31  Sept. 30  June 30  March 31
(In millions)                                                     1996     1995      1995     1995      1995
- ------------------------------------------------------------------------------------------------------------
Trading revenue*............................................     $  64    $  60     $ 108    $  43     $  81
- ------------------------------------------------------------------------------------------------------------
*Includes trading profits and related net interest income.

Value at risk is estimated using statistical models calibrated at a three-standard-deviation confidence interval. The reported value at risk remains somewhat overstated because all offsets and correlations across different trading portfolios are not fully considered in the calculation. The Corporation is continuing its progress toward a fully consolidated view of market risk.

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

Whenever possible, assets are matched with liabilities of similar repricing characteristics. However, the loans and deposits generated through ordinary business activity do not naturally create offsetting positions with respect to repricing or maturity. Asset and liability positions that are not appropriately offset with either specific on-balance-sheet transactions or with asset or liability pools are offset through the use of off-balance-sheet derivatives positions (asset and liability management, or "ALM", derivatives).

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

The following table details the Corporation's interest rate gap analysis as of March 31, 1996. Interest rate risks in trading and overseas asset and liability positions are assumed to be matched and are managed principally as trading risks.

- -----------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
- -----------------------------------------------------------------------------------------------------
March 31, 1996                            0-90      91-180    181-365      1-5     Beyond
(Dollars in millions)                     days       days      days       years    5 years     Total
- -----------------------------------------------------------------------------------------------------
Loans.................................. $ 43,745   $ 3,560   $  4,069   $ 12,468   $ 2,634   $ 66,476
Investment securities..................    1,425       303      1,106      3,866     2,413      9,113
Other earning assets...................   32,807        24          6         52        63     32,952
Nonearning assets......................   10,885        99        199      1,584     1,709     14,476
                                         -------   -------   --------    -------   -------   --------

   Total assets........................ $ 88,862   $ 3,986   $  5,380   $ 17,970   $ 6,819   $123,017
- -----------------------------------------------------------------------------------------------------
Deposits............................... $ 28,177   $ 3,499   $  3,771   $ 13,648   $   944   $ 50,039
Other interest-bearing liabilities.....   47,366     2,042      2,318      3,428     2,682     57,836
Noninterest-bearing liabilities........    4,990        27        140        433       928      6,518
Equity.................................      394       203        408      3,353     4,266      8,624
                                         -------   -------   --------    -------   -------   --------
   Total liabilities and equity........ $ 80,927   $ 5,771   $  6,637   $ 20,862   $ 8,820   $123,017
- -----------------------------------------------------------------------------------------------------
Balance sheet sensitivity gap..........  $ 7,935   $(1,785)  $ (1,257)  $ (2,892)  $(2,001)        -
- -----------------------------------------------------------------------------------------------------
Cumulative gap as a % of total assets..      6.5%      5.0%       4.0%       1.6%      0.0%       0.0%
- -----------------------------------------------------------------------------------------------------
Effect of off-balance-sheet ALM
 derivative transactions:
  Specific transactions................  $(3,864)  $  (185)  $    708   $  2,999   $   342          -
  Specific asset or liability pools....   (2,586)      164        858       (140)    1,704          -
- -----------------------------------------------------------------------------------------------------
Interest rate sensitivity gap..........  $ 1,485   $(1,806)  $    309   $    (33)  $    45          -
- -----------------------------------------------------------------------------------------------------
Cumulative gap.........................  $ 1,485   $  (321)  $    (12)  $    (45)        -          -
- -----------------------------------------------------------------------------------------------------
Cumulative gap as a % of total assets..      1.2%     (0.3)%      0.0%       0.0%      0.0%       0.0%
- -----------------------------------------------------------------------------------------------------

The Corporation's policy is to limit the cumulative one-year gap position, including ALM derivatives, to within 4% of total assets. As of March 31, 1996, the cumulative one-year gap position was 0% of total assets. The Corporation uses off-balance-sheet transactions, principally interest rate swaps, to adjust the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, to remain structurally neutral to interest rate changes. As shown in the table above, the net result of ALM derivatives was to reduce the cumulative one-year gap position from 4.0% to 0% of total assets.

In addition to static gap analysis, an earnings simulation analysis and a value-at-risk measure are performed to identify more dynamic interest rate risk exposures of the businesses, including embedded option positions. The earnings simulation analysis estimates the effect that specific interest rate changes would have on pretax earnings. The Corporation's policy is to limit the change in annual pretax earnings to $100 million from an immediate parallel change in interest rates of 200 basis points. As of March 31, 1996, the Corporation had the following estimated earnings sensitivity profile.

- ----------------------------------------------------
                           Immediate Change in Rates
                           -------------------------
(In millions)               +200 bp        -200 bp
- ----------------------------------------------------
Pretax earnings change..     $ (21)         $ (27)
- ----------------------------------------------------

Access to the derivatives market is an important element in maintaining the interest rate risk position within policy guidelines. At March 31, 1996, the notional principal amount of ALM interest rate swaps totaled $9.5 billion, including $3.8 billion against specific transactions and $5.7 billion against specific pools of assets or liabilities. Swaps used to adjust the interest rate sensitivity of specific transactions will not need to be replaced as they mature since the corresponding asset or liability will mature along with the swap. However, swaps against the asset and liability pools will have an impact on the overall risk position as they mature and, assuming no change to the underlying pool's characteristics, will need to be reissued to maintain the same interest rate risk profile. These swaps could create modest earnings sensitivity to changes in interest rates. The following table summarizes the interest rate swaps used for asset and liability management purposes.


ASSET AND LIABILITY MANAGEMENT SWAPS-NOTIONAL PRINCIPAL
- -----------------------------------------------------------------------------------------
March 31, 1996
                                Receive Fixed      Pay Fixed        Basis
(In millions)                    Pay Floating    Receive Floating   Swaps       Total
- -----------------------------------------------------------------------------------------
                               Specific   Pool   Specific   Pool    Pool
                               --------  ------  --------   ----    ----
Swaps associated with:
  Loans......................    $    -  $1,041      $119   $  -   $ -         $1,160
  Investment securities......         -       -       250      -     -            250
  Securitized credit card
   receivables...............         -     743         -      -     -            743
  Deposits...................         5   3,530         -      -     -          3,535
  Funds borrowed (including
   long-term debt)...........     3,394       -         -    400    50          3,844
                                 ------  ------      ----   ----   ---         ------
    Total....................    $3,399  $5,314      $369   $400   $50         $9,532
                                 ======  ======      ====   ====   ===         ======
- -----------------------------------------------------------------------------------------

Substantially all ALM interest rate swaps are standard swap contracts. The table that follows summarizes the contractual maturities and weighted average pay and receive rates for the ALM swap position at March 31, 1996. The variable interest rates, which generally are the one-month, three-month and six-month LIBOR rates in effect on the date of repricing, are assumed to remain constant. However, the variable interest rates will change and would affect the related weighted average information presented in the table.

- --------------------------------------------------------------------------------------
(Dollars in millions)      1996     1997    1998    1999    2000   Thereafter    Total
- --------------------------------------------------------------------------------------
Receive fixed/pay
 floating swaps
   Notional amount.....  $2,548   $2,485   $ 920   $ 416   $ 278       $2,066   $8,713
   Weighted average
     Receive rate......    6.44%    5.97%   6.27%   6.32%   5.70%        7.06%    6.41%
     Pay rate..........    5.52%    5.53%   5.65%   5.64%   5.59%        5.54%    5.55%

Pay fixed/receive
 floating swaps
   Notional amount.....  $  359   $   97   $  57   $  83   $ 110       $   63   $  769
   Weighted average
     Receive rate......    5.52%    5.50%   5.57%   5.62%   5.43%        5.65%    5.53%
     Pay rate..........    6.67%    7.23%   8.07%   8.00%   7.75%        8.01%    7.25%

Basis swaps
   Notional amount.....  $   50   $    -   $   -   $   -   $   -       $    -   $   50
   Weighted average
     Receive rate......    5.86%       -%      -%      -%      -%           -%    5.86%
     Pay rate..........    5.34%       -%      -%      -%      -%           -%    5.34%
- --------------------------------------------------------------------------------------
Total notional
 amount................  $2,957   $2,582   $ 977   $ 499   $ 388       $2,129   $9,532
- --------------------------------------------------------------------------------------


CREDIT RISK MANAGEMENT

Summary
- --------------------------------------------------------------------------------------
Selected Statistical Information
                                    March 31   Dec. 31   Sept. 30   June 30   March 31
(Dollars in millions)                   1996      1995       1995      1995       1995
- --------------------------------------------------------------------------------------
At period-end
  Loans outstanding...............   $64,253   $64,434    $61,076   $58,484    $57,744
  Nonperforming loans.............       391       363        296       289        271
  Other real estate, net..........        39        34         36        36         36
  Nonperforming assets............       430       397        332       325        307
  Allowance for credit losses.....     1,383     1,338      1,230     1,159      1,212
  Nonperforming assets/loans
   outstanding and other
   real estate, net...............       0.7%      0.6%       0.5%      0.6%       0.5%
  Allowance for credit losses/
   loans outstanding..............       2.2       2.1        2.0       2.0        2.1
  Allowance for credit losses/
   nonperforming loans............       354       369        416       401        447

For the quarter ended
  Average loans...................   $63,790   $62,258    $59,661   $57,727    $56,130
  Net charge-offs.................       145       107         60        53         44
  Net charge-offs/average loans...       0.9%      0.7%       0.4%      0.4%       0.3%
- --------------------------------------------------------------------------------------

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign) and consumer (credit card and other consumer) segments.

- ----------------------------------------------------------------------------
Loan Composition              March 31  Dec. 31  Sept. 30  June 30  March 31
(In millions)                     1996     1995      1995     1995      1995
- ----------------------------------------------------------------------------
Commercial risk
  Domestic
    Commercial..............   $25,220  $25,551   $24,818  $24,826   $23,991
    Real estate
      Construction..........     1,191    1,151     1,116    1,103     1,084
      Other.................     5,897    6,103     6,107    5,885     5,983
    Lease financing.........     1,505    1,588     1,434    1,434     1,409
  Foreign...................     3,487    3,726     3,605    3,683     3,390
                               -------  -------   -------  -------   -------
          Total commercial..    37,300   38,119    37,080   36,931    35,857
                               -------  -------   -------  -------   -------
Consumer risk
  Credit cards..............     9,722    9,649     7,597    6,198     7,110
  Secured by real estate
    Mortgage................     6,685    6,669     6,616    5,922     5,645
    Home equity.............     2,543    2,264     2,200    2,173     2,103
  Automotive................     4,546    4,477     4,390    4,171     4,025
  Other.....................     3,457    3,256     3,193    3,089     3,004
                               -------  -------   -------  -------   -------
          Total consumer....    26,953   26,315    23,996   21,553    21,887
                               -------  -------   -------  -------   -------
          Total.............   $64,253  $64,434   $61,076  $58,484   $57,744
                               =======  =======   =======  =======   =======
- ----------------------------------------------------------------------------

ALLOWANCE FOR CREDIT LOSSES

Although the allowance for credit losses is available to absorb potential losses inherent in the Corporation's total credit portfolio, its composition reflects an internal allocation to the commercial, credit card and other consumer segments.

- ------------------------------------------------------------------------
Allowance for Credit Losses
                                  Three Months Ended March 31, 1996
                                             Credit      Other
(Dollars in millions)           Commercial     Card   Consumer    Total
- ------------------------------------------------------------------------
Balance, beginning of period..        $986     $303       $ 49    $1,338
Provision for credit losses...          39      121         15       175
Net charge-offs...............         (35)     (97)       (13)     (145)
Transfers related to
 securitized receivables......           -       15          -        15
                                      ----     ----       ----    ------
Balance, end of period........        $990     $342       $ 51    $1,383
                                      ====     ====       ====    ======

Allowance as a percentage
  of loans outstanding........         2.6%     3.5%       0.3%      2.2%
Allowance as a percentage
  of nonperforming loans......         253%       -%         -%      354%
- ------------------------------------------------------------------------

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

The Corporation maintains a separate reserve for securitized credit card receivables, included in the other assets category. This reserve totaled $277 million at March 31, 1996, compared with $302 million at year-end 1995 and $236 million a year ago.

NONPERFORMING ASSETS

The following table shows the trend in nonperforming assets, including the breakdown by significant portfolio segment.

- ---------------------------------------------------------------------------------------
Nonperforming Assets                 March 31   Dec. 31   Sept. 30   June 30   March 31
(Dollars in millions)                    1996      1995       1995      1995       1995
- ---------------------------------------------------------------------------------------
Nonperforming loans
  Commercial real estate...........     $ 117     $  91      $ 108     $ 128      $ 139
  Other............................       274       272        188       161        132
                                        -----     -----      -----     -----      -----
     Total nonperforming loans.....       391       363        296       289        271
                                        -----     -----      -----     -----      -----

Other real estate, net.............        39        34         36        36         36
                                        -----     -----      -----     -----      -----

     Total nonperforming assets....     $ 430     $ 397      $ 332     $ 325      $ 307
                                        =====     =====      =====     =====      =====

Nonperforming assets as a
  percentage of loans outstanding
  and other real estate, net.......       0.7%      0.6%       0.5%      0.6%       0.5%
- ---------------------------------------------------------------------------------------

Loans 90 days or more past due and still accruing interest amounted to $218 million at March 31, 1996, compared with $197 million at December 31, 1995, and $134 million at March 31, 1995.


CONSUMER RISK MANAGEMENT

Consumer loans consist of credit card receivables as well as home mortgage loans, home equity loans, automobile financing and other forms of consumer installment credit. Consumer loans totaled $27.0 billion at March 31, 1996, up 23% from $21.9 billion a year ago. Including securitized credit card receivables, these loans totaled $34.5 billion at March 31, 1996, up 24% from a year ago.

Total managed credit card receivables (i.e. those held in the portfolio and those sold to investors through securitization) were $17.3 billion at March 31, 1996, up 33% from a year earlier.

- -----------------------------------------------------------------------------
Consumer Loans                 March 31  Dec. 31  Sept. 30  June 30  March 31
(In millions)                      1996     1995      1995     1995      1995
- -----------------------------------------------------------------------------
Credit card loans............   $ 9,722  $ 9,649   $ 7,597  $ 6,198   $ 7,110

Securitized credit card
 receivables.................     7,553    7,877     7,986    7,986     5,867
                                -------  -------   -------  -------   -------

  Total managed credit card
    receivables..............    17,275   17,526    15,583   14,184    12,977
Other consumer loans
  Secured by real estate
    Mortgage.................     6,685    6,669     6,616    5,922     5,645
    Home equity..............     2,543    2,264     2,200    2,173     2,103
  Automotive.................     4,546    4,477     4,390    4,171     4,025
  Other......................     3,457    3,256     3,193    3,089     3,004
                                -------  -------   -------  -------   -------

    Other consumer loans.....    17,231   16,666    16,399   15,355    14,777
                                -------  -------   -------  -------   -------

     Total...................   $34,506  $34,192   $31,982  $29,539   $27,754
                                =======  =======   =======  =======   =======
- -----------------------------------------------------------------------------

Average managed credit card receivables for the first quarter of 1996 grew 35% from the year-earlier quarter and 8% from the fourth quarter of 1995.

- -------------------------------------------------------------------------------------
Average Credit Card Receivables                   For the Quarter Ended
                                   March 31   Dec. 31   Sept. 30   June 30   March 31
(Dollars in millions)                  1996      1995       1995      1995       1995
- -------------------------------------------------------------------------------------
Credit card loans................   $ 9,380   $ 8,034    $ 6,772   $ 6,485    $ 6,733

Securitized credit card
 receivables.....................     7,867     7,986      7,808     6,896      6,027
                                    -------   -------    -------   -------    -------

  Total managed credit card
    receivables..................   $17,247   $16,020    $14,580   $13,381    $12,760
                                    =======   =======    =======   =======    =======

Total net charge-offs
 (including securitizations).....   $   206   $   176    $   144   $   132    $   120
                                    =======   =======    =======   =======    =======
Net charge-offs/average
  total receivables..............       4.8%      4.4%       3.9%      4.0%       3.8%
                                    =======   =======    =======   =======    =======
- -------------------------------------------------------------------------------------

The net charge-off rate for the total average managed credit card portfolio was 4.8% in the first quarter of 1996, compared with 3.8% a year ago. Current levels of unemployment and personal bankruptcy filings make reductions in the charge-off rate unlikely in the near term. Consumer debt service burden and defaults have increased as a result of the growing consumer debt levels coupled with stagnant real wage growth. In response to these trends, credit management policies and practices have been tightened.


COMMERCIAL RISK MANAGEMENT

The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

Commercial loans totaled $37.3 billion at March 31, 1996, down 2.1% from December 31, 1995, and up 4.0% from March 31, 1995.

During the first quarter, charge-offs net of recoveries were $35 million in the commercial portfolio. The provision for credit losses related to the commercial portfolio was $39 million, and the quarter-end reserve of $990 million represented 2.6% of total commercial loans and 253% of nonperforming commercial loans.


COMMERCIAL REAL ESTATE

Commercial real estate consists primarily of loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

Commercial real estate loans totaled $7.1 billion at March 31, 1996, down 2.3% from December 31, 1995. Commercial real estate loans totaled $7.1 billion at March 31, 1995.

During the first quarter, net charge-offs in the commercial real estate portfolio were $3 million, and nonperforming commercial real estate assets, including other real estate, totaled $156 million at March 31, 1996.

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

A discussion of the Corporation's income from derivatives used in trading activities is presented on page 10.

The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The consistency of the Corporation's net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $2.4 million in the first quarter of 1996, and higher by $9.2 million in the first quarter of 1995.

The sale of fixed- and floating-rate credit card receivables as securities to investors subjects servicing revenue to interest rate risk. Therefore, interest rate derivatives, whose terms match those of the credit card securitizations, are used to reduce this volatility. Without the use of these instruments, credit card fee revenue would have been reduced by $2.0 million in the first quarter of 1996, and reduced by $2.9 million in the first quarter of 1995.

Deferred gains and losses on the early termination of interest rate swaps totaled a net deferred gain of $6.4 million as of March 31, 1996. A significant portion of these deferred gains was related to securitized credit card receivables. This amount is scheduled to be amortized into income in the following periods: $9.4 million in the remainder of 1996, $(0.8) million in 1997, $(0.7) million in 1998, $(0.3) million in 1999, and $(1.2) million thereafter.

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

- ------------------------------------------------------------------------
March 31, 1996 (In billions)
- ------------------------------------------------------------------------
Gross credit exposure............................................  $21.2

Less additional exposure based on estimate of potential adverse
  position exposure..............................................    8.9
                                                                   -----
Gross fair value exposure........................................  $12.3
                                                                   =====
- ------------------------------------------------------------------------

Gross fair value exposure........................................  $12.3

Less netting adjustments due to master netting agreements........    6.3

Less unrecognized net gain due to nontrading activities..........    0.1
                                                                   -----

Balance sheet exposure...........................................  $ 5.9
                                                                   =====
- ------------------------------------------------------------------------

At December 31, 1995, the gross credit exposure and the gross fair value exposure resulting from derivative financial instruments were $19.8 billion and $13.0 billion, respectively. The increase in gross credit exposure and incremental potential adverse position exposure during the first quarter of 1996 was primarily a result of new activity. In the first quarter of 1996, there were no net charge-offs associated with derivative financial instruments.

CAPITAL MANAGEMENT

Selected Capital Ratios
- ------------------------------------------------------------------------------------------------------
                                     March 31   Dec. 31   Sept. 30   June 30   March 31      Corporate
Quarter Ended                            1996      1995       1995      1995       1995      Guideline
- ------------------------------------------------------------------------------------------------------
Common equity/total assets (1).....       7.3%      6.9%       6.8%      6.7%       6.7%           N/A
Tangible common equity ratio (1)...       6.9       6.4        6.3       6.3        6.2            N/A
Stockholders' equity/total assets..       7.5       6.9        6.8       6.8        6.8            N/A
Risk-based capital ratios (1)
   Tier 1..........................       8.1       7.8        8.2       8.5        8.4            7-8%
   Total...........................      12.3      11.8       12.4      12.8       12.7          11-12%
Leverage ratio (1).................       7.3       6.9        6.9       7.0        7.3        5.5-7.0%
Double leverage ratio..............       115       115        114       112        112   less than or
                                                                                          equal to 120%
Dividend payout ratio..............        34        29         31        33         33          30-40%
- ------------------------------------------------------------------------------------------------------

(1)  Net of investment in FCCM.
N/A - Not Applicable.

Capital represents the stockholders' investment on which the Corporation strives to generate attractive returns. It supports business growth and provides protection to depositors and creditors. Management believes that capital is the foundation of a cohesive risk management framework because it links return with risk. Capital adequacy objectives have been developed for the Corporation and its principal banking subsidiaries to meet these needs and also to maintain a well-capitalized regulatory position.


ECONOMIC CAPITAL

In the normal course of business, the Corporation assumes several types of risk: credit, liquidity, structural interest rate, market and operating/ fiduciary.
An economic capital framework has been constructed to allocate capital to business segments, products and customers based on the amount and type of risk inherent in the activity. Once economic capital is assigned, returns can be computed to determine if the activity earns an adequate return on risk. This process forms a key decision-making tool for managing risk-taking activities, as well as for ensuring that capital is profitably employed.

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

Although capital is allocated to specific activities and instruments, a diverse portfolio of activities requires less capital than the sum of the individual components due to the unlikelihood that all activities will experience large value declines at the same time. Consequently, the Corporation's total economic capital level will be less than or equal to the sum of the individual requirements.

The Corporation intends to maintain capital commensurate with its risk profile and intermediary requirements, and to deploy its capital resources in activities that earn attractive returns for stockholders. Total economic capital will vary proportionately with the level and risk of its businesses and products. During the first quarter of 1996, credit risk consumed the largest amount of economic capital.

The Corporation has also established a capital level that it believes is necessary to provide management flexibility while maintaining an adequate base for its risk profile and in relation to its peers. This target, or intermediary capital, is expressed in terms of Tier 1 capital and ranges from 7% to 8%.

The Corporation's average common equity during the first quarter of 1996 and the previous four quarters exceeded its economic capital -- that needed for current business risks -- and was more than sufficient to meet its intermediary capital goals. Excess capital, defined as common equity above the intermediary capital target, is available for core business investment and acquisitions. If attractive long-term opportunities are not available over time in core businesses, management intends to return any excess capital to stockholders. During the first quarter of 1996, there was minimal excess capital, primarily due to the impact of merger-related charges taken in the fourth quarter of 1995.

Integral to any successful capital management program is the ability to generate acceptable returns on stockholders' capital. The Corporation has been able to earn attractive returns on equity. Before merger-related charges, the return on average common stockholders' equity has been consistently above 15% -- the Corporation's minimum goal.


OTHER CAPITAL ACTIVITIES

In August 1995, the Corporation's $120.5 million issue of Preferred Stock, Series A, was redeemed, reducing quarterly dividend requirements by $2.1 million. Regulatory total capital was increased in February 1996 through the issuance of $150 million of subordinated debt.


REGULATORY CAPITAL

The Corporation endeavors to maintain regulatory capital ratios, including those of the Principal Banks, in excess of the well-capitalized guidelines. To ensure this goal is met, target ranges of 7% to 8% have been established for Tier 1 capital and 11% to 12% for total risk-based capital. As shown in the table on page 26, the Corporation's risk-based capital ratios for Tier 1 and total capital exceeded the regulatory well-capitalized guidelines of 6% and 10%, respectively.

The following table shows the components of regulatory risk-based capital and risk-weighted assets.

- --------------------------------------------------------------------------------------------------------
                                                                             March 31  Dec. 31  March 31
(In millions)                                                                    1996     1995      1995
- --------------------------------------------------------------------------------------------------------
Regulatory Risk-Based Capital
Tier 1 capital.............................................................   $ 8,006  $ 7,750   $ 7,681
Tier 2 capital.............................................................     4,138    4,017     3,862
                                                                              -------  -------   -------
     Total capital.........................................................   $12,144  $11,767   $11,543
                                                                              =======  =======   =======

Regulatory Risk-Weighted Assets
Balance sheet risk-weighted assets.........................................   $69,825  $71,040   $65,266
Off-balance-sheet risk-weighted assets.....................................    28,876   28,403    25,958
                                                                              -------  -------   -------

     Total risk-weighted assets............................................   $98,701  $99,443   $91,224
                                                                              =======  =======   =======
- --------------------------------------------------------------------------------------------------------

The Corporation's Principal Banks have exceeded the regulatory well-capitalized guidelines as shown in the following tables.

- --------------------------------------------------------------------------------
                                                      NBD       NBD        NBD
                             FNBC   FCCNB    ANB   Michigan   Indiana   Illinois
- --------------------------------------------------------------------------------
March 31, 1996
Risk-based capital ratios
   Tier 1 capital..........   7.8%    9.7%   9.2%       8.1%     10.6%      10.1%
   Total capital...........  11.6    13.0   11.6       11.5      11.8       11.4

Leverage Ratio.............   6.2     9.7    9.4        8.1       8.7        8.8
- --------------------------------------------------------------------------------
                                                      NBD       NBD        NBD
                             FNBC   FCCNB    ANB   Michigan   Indiana   Illinois
- --------------------------------------------------------------------------------
December 31, 1995
Risk-based capital ratios
   Tier 1 capital..........   7.6%   10.0%   9.2%       7.6%     10.3%       9.9%
   Total capital...........  11.3    12.1   11.5       10.9      11.5       11.2

Leverage Ratio.............   5.9    11.7    9.2        7.4       7.9        8.3
- --------------------------------------------------------------------------------

It is important to note that by maintaining regulatory well-capitalized status, these banks benefit from lower FDIC deposit premiums.

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31    December 31    March 31
- ------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions)                                                                       1996         1995          1995
- ------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.................................................................  $  6,129      $  7,297      $  6,116
Interest-bearing due from banks.........................................................     8,910        10,241         9,774
Federal funds sold and securities under resale agreements...............................    10,684        11,698        13,654
Trading assets..........................................................................     7,226         8,150         6,224
Derivative product assets...............................................................     5,890         6,713         8,639
Investment securities (fair values--$8,185, $9,449 and $14,095, respectively)...........     8,185         9,449        14,091
Loans (net of unearned income--$627, $610 and $486, respectively).......................    64,253        64,434        57,744
Allowance for credit losses.............................................................    (1,383)       (1,338)       (1,212)
Premises and equipment..................................................................     1,424         1,423         1,315
Customers' acceptance liability.........................................................       737           729           696
Other assets............................................................................     3,410         3,206         2,874
                                                                                          --------      --------      --------
          Total assets..................................................................  $115,465      $122,002      $119,915
                                                                                          ========      ========      ========
- ------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits
  Demand................................................................................  $ 13,566      $ 15,234      $ 13,428
  Savings...............................................................................    19,912        20,180        20,009
  Time..................................................................................    16,271        15,919        15,360
  Foreign offices.......................................................................    14,494        17,773        14,955
                                                                                          --------      --------      --------
          Total deposits................................................................    64,243        69,106        63,752
Federal funds purchased and securities under repurchase agreements......................    13,110        15,711        20,250
Other short-term borrowings.............................................................    11,519         9,802         8,744
Long-term debt..........................................................................     8,011         8,163         7,639
Acceptances outstanding.................................................................       737           729           696
Derivative product liabilities..........................................................     5,871         6,723         8,259
Other liabilities.......................................................................     3,350         3,318         2,416
                                                                                          --------      --------      --------
          Total liabilities.............................................................   106,841       113,552       111,756
- ------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock.........................................................................       489           489           611
Common stock--$1 par value..............................................................       319           319           330
  Number of shares authorized--750,000,000; 750,000,000; and 500,000,000, respectively
  Number of shares issued--318,534,928; 318,535,798; and 329,695,661, respectively
  Number of shares outstanding--316,547,238; 315,241,109; and 320,638,860, respectively
Surplus.................................................................................     2,167         2,185         2,546
Retained earnings.......................................................................     5,716         5,497         5,031
Fair value adjustment on investment securities available-for-sale.......................        68           112           (81)
Deferred compensation...................................................................       (68)          (39)          (36)
Accumulated translation adjustment......................................................         8             8            10
Treasury stock at cost--1,987,690; 3,294,689; and 9,056,801 shares, respectively........       (75)        ( 121)         (252)
                                                                                          --------      --------      --------
          Stockholders' equity..........................................................     8,624         8,450         8,159
                                                                                          --------      --------      --------
          Total liabilities and stockholders' equity....................................  $115,465      $122,002      $119,915
                                                                                          ========      ========      ========
- ------------------------------------------------------------------------------------------------------------------------------


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
- --------------------------------------------------------------------------------------------------------------------------
                                                                                    March 31      March 31     December 31
Three Months Ended (In millions, except per share data)                               1996          1995          1995
- --------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.............................................................  $  1,412      $  1,252      $  1,398
Bank balances.....................................................................       146           143           154
Federal funds sold and securities under resale agreements.........................       177           245           206
Trading assets....................................................................       123            90           132
Investment securities--taxable....................................................       109           201           133
Investment securities--tax-exempt.................................................        25            28            43
                                                                                    --------      --------      --------
          Total...................................................................     1,992         1,959         2,066
- --------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits..........................................................................       592           587           664
Federal funds purchased and securities under repurchase agreements................       225           306           286
Other short-term borrowings.......................................................       153           133           142
Long-term debt....................................................................       137           139           140
                                                                                    --------      --------      --------
          Total...................................................................     1,107         1,165         1,232
- --------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME...............................................................       885           794           834
Provision for credit losses.......................................................       175            85           210
                                                                                    --------      --------      --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.............................       710           709           624
- --------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits..........................................................        36            55            48
Equity securities gains...........................................................        49            55            72
Investment securities gains (losses)..............................................        22             1           (19)
                                                                                    --------      --------      --------
  Market-driven revenue...........................................................       107           111           101
Credit card fee revenue...........................................................       207           201           228
Fiduciary and investment management fees..........................................       100            96           114
Service charges and commissions...................................................       189           174           190
Other.............................................................................        23            21            22
                                                                                    --------      --------      --------
          Total...................................................................       626           603           655
- --------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits....................................................       436           409           432
Occupancy expense of premises, net................................................        67            64            54
Equipment rentals, depreciation and maintenance...................................        55            54            63
FDIC insurance expense............................................................         2            26             4
Amortization of intangible assets.................................................        18            23            21
Other.............................................................................       250           223           247
                                                                                    --------      --------      --------
          Subtotal................................................................       828           799           821
Merger-related charges............................................................         -             -           267
                                                                                    --------      --------      --------
          Total...................................................................       828           799         1,088
- --------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES........................................................       508           513           191
Applicable income taxes...........................................................       168           177            65
                                                                                    --------      --------      --------
NET INCOME........................................................................  $    340      $    336      $    126
                                                                                    ========      ========      ========
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY............................  $    332      $    326      $    119
                                                                                    ========      ========      ========
- --------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  NET INCOME-PRIMARY..............................................................     $1.04         $1.01         $0.37
  NET INCOME-FULLY DILUTED........................................................     $1.03         $0.99         $0.37
- --------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31
(In millions)                                                                                        1996          1995
- ------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
  Balance, beginning of period....................................................                  $  489        $  611
                                                                                                    ------        ------
  Balance, end of period..........................................................                     489           611
                                                                                                    ------        ------
COMMON STOCK
  Balance, beginning of period....................................................                     319           329
  Issuance of stock...............................................................                       -             1
                                                                                                    ------        ------
  Balance, end of period..........................................................                     319           330
                                                                                                  --------      --------
CAPITAL SURPLUS
  Balance, beginning of period....................................................                   2,185         2,555
  Issuance of common stock........................................................                       -             2
  Issuance of treasury stock......................................................                     (21)           (2)
  Acquisition of subsidiaries.....................................................                       -            (6)
  Cancellation of shares held in treasury.........................................                       -            (8)
  Common stock subscribed.........................................................                       -             6
  Other...........................................................................                       3            (1)
                                                                                                    ------        ------
  Balance, end of period..........................................................                   2,167         2,546
                                                                                                    ------        ------
RETAINED EARNINGS
  Balance, beginning of period....................................................                   5,497         4,808
  Net income......................................................................                     340           336
  Cash dividends declared on common stock.........................................                    (113)         (103)
  Cash dividends declared on preferred stock......................................                      (8)          (10)
                                                                                                    ------        ------
  Balance, end of period..........................................................                   5,716         5,031
                                                                                                    ------        ------
FAIR VALUE ADJUSTMENT ON INVESTMENT SECURITIES
  AVAILABLE-FOR-SALE
  Balance, beginning of period....................................................                     112          (158)
  Change in fair value (net of taxes of $(19) in 1996 and $89 in 1995)............                     (44)           77
                                                                                                    ------        ------
  Balance, end of period..........................................................                      68           (81)
                                                                                                    ------        ------
DEFERRED COMPENSATION
  Balance, beginning of period....................................................                     (39)          (33)
  Awards granted..................................................................                     (33)           (5)
  Amortization of deferred compensation...........................................                       6             5
  Other...........................................................................                      (2)           (3)
                                                                                                    ------        ------
  Balance, end of period..........................................................                     (68)          (36)
                                                                                                    ------        ------
ACCUMULATED TRANSLATION ADJUSTMENT
  Balance, beginning of period....................................................                       8             7
  Translation gain, net of taxes..................................................                       -             3
  Balance, end of period..........................................................                       8            10
                                                                                                    ------        ------
TREASURY STOCK
  Balance, beginning of period....................................................                    (121)         (310)
  Purchase of common stock........................................................                     (20)         (122)
  Acquisition of subsidiaries.....................................................                       -           154
  Cancellation of shares held in treasury.........................................                       -             8
  Issuance of stock...............................................................                      66            18
                                                                                                    ------        ------
  Balance, end of period..........................................................                     (75)         (252)
                                                                                                    ------        ------
TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD.........................................                $  8,624      $  8,159
                                                                                                    ======        ======
- ------------------------------------------------------------------------------------------------------------------------


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
- -------------------------------------------------------------------------------------------------------
Three Months Ended March 31 (In millions)                                              1996      1995
- -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..........................................................................  $   340   $   336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization.....................................................       63        67
  Provision for credit losses.......................................................      175        85
  Equity securities gains...........................................................      (49)      (55)
  Net (increase) in net derivative product balances.................................      (29)     (101)
  Net (increase) decrease in trading assets.........................................      939    (1,135)
  Net (increase) in loans held-for-sale.............................................     (219)      (34)
  Net (increase) decrease in accrued income receivable..............................       18       (27)
  Net increase (decrease) in accrued expenses payable...............................      (57)       29
  Net (increase) decrease in other assets...........................................      (36)       29
  Other noncash adjustments.........................................................       97       105
                                                                                      -------   -------
  Total adjustments.................................................................      902    (1,037)

Net cash provided by (used in) operating activities.................................    1,242      (701)
- -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in federal funds sold and securities under resale agreements...........    1,014        48
Purchase of investment securities--available for sale...............................     (647)     (878)
Purchase of debt investment securities--held to maturity............................        -       (43)
Purchase of equity securities--fair value...........................................      (35)      (45)
Proceeds from maturities of debt securities--available for sale.....................      969       533
Proceeds from maturities of debt securities--held to maturity.......................        -       318
Proceeds from sales of debt securities--available for sale..........................      854     1,258
Proceeds from sales of equity securities--available for sale........................       83       221
Proceeds from sales of equity securities--fair value................................       51        78
Net (increase) decrease in loans....................................................        6    (2,107)
Loan recoveries.....................................................................       29        40
Net proceeds from sales of assets held for accelerated disposition..................        -        14
Purchases of premises and equipment.................................................      (79)      (62)
Proceeds from sales of premises and equipment.......................................       23        12
Net cash and cash equivalents due to acquisitions (dispositions)....................     (263)       25
                                                                                      -------   -------

Net cash provided by (used in) investing activities.................................    2,005      (588)
- -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in deposits..........................................................   (4,194)   (2,079)
Net increase (decrease) in federal funds purchased and securities under repurchase
 agreements.........................................................................   (2,601)    3,332
Net increase in other short-term borrowings.........................................    1,717       322
Proceeds from issuance of long-term debt............................................      549       615
Repayment of long-term debt.........................................................     (727)     (217)
Net (decrease) in other liabilities.................................................     (201)     (261)
Dividends paid......................................................................     (126)     (113)
Proceeds from issuance of common and treasury stock.................................        8        15
Repurchase of common stock..........................................................      (14)     (122)
                                                                                      -------   -------
Net cash provided by (used in) financing activities.................................   (5,589)    1,492
- -------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS........................     (157)      138
- -------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................   (2,499)      341
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................   17,538    15,549
                                                                                      -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................  $15,039   $15,890
                                                                                      =======   =======
- -------------------------------------------------------------------------------------------------------

For purposes of this statement, cash and cash equivalents consist of cash and due from banks--noninterest-bearing and interest-bearing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
- ------

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

Although the interim amounts are unaudited, they do reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods. All such adjustments are of a normal, recurring nature. Because the results from commercial banking operations are so closely related and responsive to changes in economic conditions, fiscal policy and monetary policy, and because the results for the investment security and trading portfolios are largely market-driven, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

Note 2
- ------

The Corporation presents earnings per share on both a primary and a fully diluted basis. Primary earnings per share were computed by dividing net income, after deducting dividends on preferred stock, by the average number of common and common-equivalent shares outstanding during the period.

Common-equivalent shares consist of shares issuable under the Employee Stock Purchase and Savings Plan and outstanding stock options. Fully diluted shares also include the common shares that would result from the conversion of convertible preferred stock.

To compute fully diluted earnings per share, net income was reduced by preferred stock dividend requirements, except those related to convertible stock.

The net income, preferred stock dividends and shares used to compute primary and fully diluted earnings per share are presented in the following table.

- ------------------------------------------------------------
                                          Three Months Ended
(In millions)                                  March 31
                                            1996      1995
- ------------------------------------------------------------
PRIMARY
  Net income............................    $  340    $  336
  Preferred stock dividends.............         8        10
                                            ------    ------
  Net income attributable to common
    stockholders' equity................    $  332    $  326
                                            ======    ======
  Average number of common and
    common-equivalent shares............     319.2     324.1
                                            ======    ======
FULLY DILUTED
  Net income............................    $  340    $  336
  Preferred stock dividends, excluding
    convertible Series B................         5         7
                                            ------    ------
  Fully diluted net income..............    $  335    $  329
                                            ======    ======
  Average number of shares,
    assuming full dilution..............     326.2     331.2
                                            ======    ======
- ------------------------------------------------------------

Note 3
- ------

At March 31, 1996, credit card receivables aggregated $9.7 billion. These receivables are available for sale at face value through credit card securitization programs.

Note 4
- ------

The accelerated asset disposition portfolio was established in September 1992. Nonperforming assets in this portfolio totaled $22 million at March 31, 1996, compared with $22 million at year-end 1995 and $31 million a year ago.


Note 5
- ------

Nonperforming loans are generally identified as "impaired loans." At March 31, 1996, the recorded investment in loans considered impaired was $391 million, which required a related allowance for credit losses of $75 million. Substantially all of the $391 million in impaired loans required the establishment of an allocated reserve. The average recorded investment in impaired loans was approximately $369 million for the quarter ended March 31, 1996. The Corporation recognized interest income associated with impaired loans of $3 million during the quarter.


Note 6
- ------

The Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," on January 1, 1996. This Statement requires the capitalization of all mortgage servicing rights, except those related to loans the Corporation originated and has no plan to sell or securitize. Previously, only purchased mortgage servicing rights were capitalized. Implementation of this statement did not have a material effect on the results of operations, nor is it expected to have a material effect on the Corporation's business practices or continuing results of operations.

The Corporation has also adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. The Corporation has elected to retain its current method of accounting for employee stock compensation plans and to begin disclosing the effect of the valuations required by this statement in the annual report for the year ending December 31, 1996. Accordingly, there is no financial statement effect related to the adoption of this Statement.


Note 7
- ------

The ratio of income to fixed charges for the three months ended March 31, 1996, excluding interest on deposits was 2.0x, and including interest on deposits was 1.5x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.


Note 8
- ------

On December 1, 1995 (the "Effective Time"), First Chicago Corporation ("FCC") merged with and into NBD Bancorp, Inc. ("NBD"), with the combined company renamed First Chicago NBD Corporation. At the Effective Time, each share of FCC common stock was converted into 1.81 shares of the Corporation's common stock. In aggregate, 87.1 million shares of FCC common stock were converted into 157.7 million shares of the Corporation's common stock. Each share of NBD common stock remained outstanding representing one share of the Corporation's common stock. Each share of FCC preferred stock outstanding immediately prior to the merger was converted into one share of the Corporation's preferred stock with substantially similar terms. FCC treasury shares held at the Effective Time were canceled. The merger was accounted for as a pooling of interests and, accordingly, the financial statements have been restated.

Note 9
- ------

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

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- ---------------------------------------------------------------------------------------------------
                                                  Investment Securities--Available-for-Sale
                                         ----------------------------------------------------------
                                         Amortized  Gross Unrealized  Gross Unrealized   Fair Value
March 31, 1996 (In millions)                  Cost             Gains            Losses  (Book Value)
- ---------------------------------------------------------------------------------------------------
U.S. Treasury..........................     $1,455              $  5              $  7       $1,453
U.S. government agencies
  Mortgage-backed securities...........      3,952                94                51        3,995
  Collateralized mortgage obligations..          4                 -                 -            4
  Other................................        163                 -                 -          163
States and political subdivisions......      1,342                73                 2        1,413
Other debt securities..................         94                 1                 -           95
Equity securities (1)(2)...............        982               159                79        1,062
                                            ------              ----              ----       ------
    Total..............................     $7,992              $332              $139       $8,185
                                            ======              ====              ====       ======
- ---------------------------------------------------------------------------------------------------

(1) The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.
(2) Includes investments accounted for at fair value, in keeping with specialized industry practice.

IMPACT OF CREDIT CARD SECURITIZATION

For analytical purposes only, the following table shows income statement line items adjusted for the net impact of securitization of credit card receivables.

- ---------------------------------------------------------------------------------------------------
                            Three Months Ended March 31, 1996     Three Months Ended March 31, 1995
                          ------------------------------------  -----------------------------------
                                        Credit Card                           Credit Card
(In millions)             Reported  Securitizations   Adjusted  Reported  Securitizations  Adjusted
- ---------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..  $    913           $  168   $  1,081  $    815           $  138  $    953
Provision for credit
  losses................       175               98        273        85               62       147
Noninterest income......       626              (70)       556       603              (76)      527
Noninterest expense.....       828                -        828       799                -       799
Net income..............       340                -        340       336                -       336

Assets--quarter-end.....  $115,465           $7,552   $123,017  $119,915           $5,867  $125,782
      --average.........   120,708            7,867    128,575   117,172            6,027   123,199
- ---------------------------------------------------------------------------------------------------

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES
- --------------------------------------------------------------------------------
                                 March 31  Dec. 31  Sept. 30  June 30   March 31
(In millions)                        1996     1995      1995      1995      1995
- --------------------------------------------------------------------------------
Balance, beginning of quarter..    $1,338   $1,230    $1,159   $1,212     $1,158
- --------------------------------------------------------------------------------
Provision for credit losses....       175      210       125       90         85
- --------------------------------------------------------------------------------
Charge-offs
 Commercial
  Domestic
   Commercial..................        43       43        11       11          5
   Real estate.................         4        2         6       10          7
   Lease financing.............         2        1         1        -          -
  Foreign......................         -        -         -        -          1
 Consumer
   Credit card.................       104       76        53       54         58
   Other.......................        21       23        18       15         14
                                   ------   ------    ------   ------     ------
    Total charge-offs..........       174      145        89       90         85
- --------------------------------------------------------------------------------
Recoveries
 Commercial
  Domestic
   Commercial..................        12       16        10       15         18
   Real estate.................         1        1         4        5          6
   Lease financing.............         -        1         -        -          1
  Foreign......................         1        5         1        1          2
 Consumer
   Credit card.................         7        8         8        9          8
   Other.......................         8        7         6        7          6
                                   ------   ------    ------   ------     ------
    Total recoveries...........        29       38        29       37         41
- --------------------------------------------------------------------------------
Net charge-offs................       145      107        60       53         44
- --------------------------------------------------------------------------------
Transfers related to
 securitized receivables.......        15        5         -      (90)        10
Other (1)......................         -        -         6        -          3
- --------------------------------------------------------------------------------
Balance, end of quarter........    $1,383   $1,338    $1,230   $1,159     $1,212
                                   ======   ======    ======   ======     ======
- --------------------------------------------------------------------------------

(1) Primarily acquisitions.


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- --------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
- --------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                                March 31, 1996                   December 31, 1995
- --------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                 Average               Average    Average                Average
(Dollars in millions)                                      Balance     Interest    Rate     Balance     Interest    Rate
- --------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing due from banks..........................  $  9,686     $  146     6.06%    $ 10,155     $  154     6.02%
Federal funds sold and securities under resale
 agreements..............................................    13,465        177     5.29       13,911        206     5.88
Trading assets...........................................     8,797        124     5.67        8,742        132     5.99
Investment securities
  U.S. government and federal agency.....................     6,197        105     6.81        8,356        143     6.79
  States and political subdivisions......................     1,428         32     9.01        1,457         34     9.26
  Other..................................................     1,266         17     5.40        1,308         21     6.37
                                                           --------     ------     ----     --------     ------     ----
    Total investment securities..........................     8,891        154     6.97       11,121        198     7.06
Loans (1)(2)
  Domestic offices.......................................    60,315      1,358     9.17       58,537      1,343     9.22
  Foreign offices........................................     3,475         61     7.06        3,721         63     6.72
                                                           --------     ------     ----     --------     ------     ----
    Total loans..........................................    63,790      1,419     9.05       62,258      1,406     9.07
                                                           --------     ------     ----     --------     ------     ----
    Total earning assets (3).............................   104,629      2,020     7.77      106,187      2,096     7.83
Cash and due from banks..................................     6,081                            6,141
Allowance for credit losses..............................    (1,335)                          (1,234)
Other assets.............................................    11,333                           12,679
                                                           --------                         --------
    Total assets.........................................  $120,708                         $123,773
                                                           ========                         ========
- --------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings................................................  $ 11,273     $   64     2.28%    $ 11,221     $   72     2.55%
  Money market...........................................     8,645         84     3.91        8,979         90     3.98
  Time...................................................    16,941        234     5.56       18,529        271     5.80
  Foreign offices........................................    15,707        210     5.38       16,365        231     5.60
                                                           --------     ------     ----     --------     ------     ----
    Total deposits--interest-bearing.....................    52,566        592     4.53       55,094        664     4.78
Federal funds purchased and securities under repurchase
  agreements.............................................    17,076        225     5.30       19,003        286     5.97
Other short-term borrowings..............................    11,774        153     5.23        8,986        142     6.27
Long-term debt...........................................     8,079        137     6.82        8,275        140     6.71
                                                           --------     ------     ----     --------     ------     ----
    Total interest-bearing liabilities...................    89,495      1,107     4.97       91,358      1,232     5.35
Demand deposits..........................................    13,356                           13,458
Other liabilities........................................     9,314                           10,469
Preferred stock..........................................       490                              490
Common stockholders' equity..............................     8,053                            7,998
                                                           --------                         --------
    Total liabilities and stockholders' equity...........  $120,708                         $123,773
                                                           ========                         ========
- --------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3).......................               $2,020     7.77%                 $2,096     7.83%
Interest expense/earning assets..........................                1,107     4.26                   1,232     4.60
                                                                        ------     ----                  ------     ----
Net interest margin......................................               $  913     3.51%                 $  864     3.23%
                                                                        ======     ====                  ======     ====
- --------------------------------------------------------------------------------------------------------------------------

(1) Average lease-financing receivables are reduced by related deferred tax liabilities in calculating the average rate.
(2) Nonperforming loans are included in average balances used to determine the average rate.
(3) Includes tax-equivalent adjustments based on a 35% federal income tax rate.






- ------------------------------------------------------------------------------------------------
      September 30, 1995                 June 30, 1995                    March 31, 1995
- ------------------------------------------------------------------------------------------------
Average                Average   Average                Average   Average                Average
Balance     Interest    Rate     Balance     Interest    Rate     Balance     Interest    Rate
- ------------------------------------------------------------------------------------------------

$ 10,460     $  161     6.11%    $ 10,117     $  162     6.42%    $  9,313     $  143     6.23%

  15,789        230     5.78       16,043        241     6.03       17,061        245     5.82
   8,554        142     6.59        6,557        104     6.36        5,348         91     6.90

   9,842        167     6.73       10,583        180     6.82       11,310        191     6.85
   1,500         35     9.26        1,583         35     8.87        1,643         37     9.13
   1,925         22     4.53        1,926         14     2.92        1,966         14     2.89
- --------     ------     ----     --------     ------     ----     --------     ------     ----
  13,267        224     6.70       14,092        229     6.52       14,919        242     6.58

  56,260      1,261     9.02       54,412      1,237     9.24       52,905      1,202     9.34
   3,401         64     7.47        3,315         62     7.50        3,225         57     7.17
- --------     ------     ----     --------     ------     ----     --------     ------     ----
  59,661      1,325     8.93       57,727      1,299     9.14       56,130      1,259     9.22
- --------     ------     ----     --------     ------     ----     --------     ------     ----
 107,731      2,082     7.66      104,536      2,035     7.81      102,771      1,980     7.81
   5,992                            6,862                            6,315
  (1,179)                          (1,193)                          (1,183)
  12,194                           13,590                            9,269
- --------                         --------                         --------
$124,738                         $123,795                         $117,172
========                         ========                         ========
- ------------------------------------------------------------------------------------------------


$ 11,335     $   73     2.56%    $ 11,342     $   76     2.69%    $ 11,648     $   77     2.68%
   9,564         97     4.02        9,759         97     3.99        8,784         85     3.92
  17,368        260     5.94       16,886        250     5.94       16,601        227     5.55
  17,194        247     5.70       15,740        230     5.86       13,984        198     5.74
- --------     ------     ----     --------     ------     ----     --------     ------     ----
  55,461        677     4.84       53,727        653     4.87       51,017        587     4.67

  20,443        304     5.90       19,622        296     6.05       21,096        306     5.88
   8,962        131     5.80        9,550        132     5.54        9,171        133     5.88
   8,238        146     7.03        7,840        146     7.47        7,411        139     7.61
- --------     ------     ----     --------     ------     ----     --------     ------     ----
  93,104      1,258     5.36       90,739      1,227     5.42       88,695      1,165     5.33
  13,158                           13,244                           13,156
   9,972                           11,532                            7,252
     570                              611                              611
   7,934                            7,669                            7,458
- --------                         --------                         --------
$124,738                         $123,795                         $117,172
========                         ========                         ========
- ------------------------------------------------------------------------------------------------
             $2,082     7.66%                 $2,035     7.81%                 $1,980     7.81%
              1,258     4.63                   1,227     4.71                   1,165     4.59
             ------     ----                  ------     ----                  ------     ----
             $  824     3.03%                 $  808     3.10%                 $  815     3.22%
             ======     ====                  ======     ====                  ======     ====
- ------------------------------------------------------------------------------------------------


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
FIVE-QUARTER CONSOLIDATED INCOME STATEMENT
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                       March 31       Dec. 31       Sept. 30    June 30   March 31
(Dollars in millions, except per share data)                             1996          1995           1995       1995       1995
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees................................................  $  1,412      $  1,398       $  1,318   $  1,292   $  1,252
Bank balances........................................................       146           154            161        162        143
Federal funds sold and securities under resale agreements............       177           206            230        241        245
Trading assets.......................................................       123           132            141        104         90
Investment securities--taxable.......................................       109           133            176        184        201
Investment securities--tax-exempt....................................        25            43             28         28         28
                                                                       --------      --------       --------   --------   --------
          Total......................................................     1,992         2,066          2,054      2,011      1,959
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits.............................................................       592           664            677        653        587
Federal funds purchased and securities under repurchase
 agreements..........................................................       225           286            304        296        306
Other short-term borrowings..........................................       153           142            131        132        133
Long-term debt.......................................................       137           140            146        146        139
                                                                       --------      --------       --------   --------   --------
          Total......................................................     1,107         1,232          1,258      1,227      1,165
- ----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME..................................................       885           834            796        784        794
Provision for credit losses..........................................       175           210            125         90         85
                                                                       --------      --------       --------   --------   --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES................       710           624            671        694        709
- ----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits.............................................        36            48             85         22         55
Equity securities gains..............................................        49            72             66         60         55
Investment securities gains (losses).................................        22           (19)             2          -          1
                                                                       --------      --------       --------   --------   --------
     Market-driven revenue...........................................       107           101            153         82        111
Credit card fee revenue..............................................       207           228            248        224        201
Fiduciary and investment management fees.............................       100           114             97         97         96
Service charges and commissions......................................       189           190            184        187        174
Other................................................................        23            22             20         41         21
                                                                       --------      --------       --------   --------   --------
          Total......................................................       626           655            702        631        603
- ----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.......................................       436           432            437        414        409
Occupancy expense of premises, net...................................        67            54             69         65         64
Equipment rentals, depreciation and maintenance......................        55            63             53         55         54
FDIC insurance expense...............................................         2             4              2         26         26
Amortization of intangible assets....................................        18            21             21         23         23
Other................................................................       250           247            245        238        223
                                                                       --------      --------       --------   --------   --------
          Subtotal...................................................       828           821            827        821        799
Merger-related charges...............................................         -           267              -          -          -
                                                                       --------      --------       --------   --------   --------
          Total......................................................       828         1,088            827        821        799
- ----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES...........................................       508           191            546        504        513
Applicable income taxes..............................................       168            65            189        173        177
                                                                       --------      --------       --------   --------   --------
NET INCOME...........................................................  $    340      $    126       $    357   $    331   $    336
                                                                       ========      ========       ========   ========   ========
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY...............  $    332      $    119       $    347   $    321   $    326
                                                                       ========      ========       ========   ========   ========
- ----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  NET INCOME - PRIMARY...............................................  $   1.04      $   0.37       $   1.07   $   0.99   $   1.01
  NET INCOME - FULLY DILUTED.........................................  $   1.03      $   0.37       $   1.06   $   0.98   $   0.99
- ----------------------------------------------------------------------------------------------------------------------------------
Average number of common and common-equivalent shares (in millions)..     319.2         320.0          324.4      322.8      324.1
Average number of shares, assuming full dilution (in millions).......     326.2         326.9          331.8      329.9      331.2


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                         1996                           1995
- ----------------------------------------------------------------------------------------------------------------------------------
(Dollars in millions, except per share data)                           March 31    December 31    September 30  June 30   March 31
- ----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME DATA
For the Quarter Ended
Actual
  Net interest income--tax-equivalent basis..........................  $    913      $    864       $    824   $    808   $    815
  Average earning assets.............................................   104,629       106,187        107,731    104,536    102,771
  Net interest margin................................................      3.51%         3.23%          3.03%      3.10%      3.22%
Adjusted (1)
  Net interest income--tax-equivalent basis..........................  $  1,078      $  1,033       $  1,003   $    971   $    949
  Average earning assets.............................................   102,518       104,143        104,962    100,750     97,318
  Net interest margin................................................      4.23%         3.93%          3.79%      3.87%      3.96%
- ----------------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
BALANCE SHEET DATA
Assets...............................................................  $115,465      $122,002       $124,056   $123,180   $119,915
Loans................................................................    64,253        64,434         61,076     58,484     57,744
Deposits.............................................................    64,243        69,106         66,934     66,319     63,752
Long-term debt.......................................................     8,011         8,163          8,445      8,065      7,639
Common stockholders' equity..........................................     8,135         7,961          7,954      7,749      7,548
Stockholders' equity.................................................     8,624         8,450          8,445      8,360      8,159
- ----------------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (2)
Common equity/assets.................................................       7.3%          6.9%           6.8%       6.7%       6.7%
Regulatory leverage ratio............................................       7.3           6.9            6.9        7.0        7.3
Risk-based capital
  Tier 1 capital ratio...............................................       8.1           7.8            8.2        8.5        8.4
  Total capital ratio................................................      12.3          11.8           12.4       12.8       12.7
- ----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
FOR THE QUARTER ENDED
Net income as a percentage of:
  Average stockholders' equity.......................................      16.0%          5.9%          16.7%      16.0%      16.9%
  Average common stockholders' equity................................      16.6           5.9           17.4       16.8       17.7
  Average total assets...............................................      1.13          0.40           1.14       1.07       1.16
  Average earning assets.............................................      1.31          0.47           1.31       1.27       1.33
Stockholders' equity as a percentage of:
  Total assets.......................................................       7.5           6.9            6.8        6.8        6.8
  Total loans........................................................      13.4          13.1           13.8       14.3       14.1
  Total deposits.....................................................      13.4          12.2           12.6       12.6       12.8
Average stockholders' equity as a percentage of:
  Average assets.....................................................       7.1           6.9            6.8        6.7        6.9
  Average loans......................................................      13.4          13.6           14.3       14.3       14.4
  Average deposits...................................................      12.9          12.4           12.4       12.4       12.6
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA
FOR THE QUARTER ENDED
Market price
  High...............................................................  $ 44-1/4      $ 42-1/2       $ 39-1/4   $ 33-1/4   $ 32-7/8
  Low................................................................    34-3/4        36-1/2         31-1/2     30-1/8     27-3/8
  At quarter-end.....................................................    41-1/2        39-1/2         38-1/4     32         32-1/2
Book value...........................................................  $  25.70      $  25.25       $  24.96   $  24.25   $  23.54
Dividends declared on common stock...................................  $   0.36      $   0.36       $   0.33   $   0.33   $   0.33
- ----------------------------------------------------------------------------------------------------------------------------------

(1) Adjusted to exclude impact of securitization of credit card receivables and the activities of FCCM.
(2) Net of investment in FCCM.

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996

                              OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________

         Commission file number  1-7127


                         FIRST CHICAGO NBD CORPORATION
         -------------------------------------------------------------
            (exact name of registrant as specified in its charter)

                         DELAWARE                       36-1984850
         -------------------------------------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

         ONE FIRST NATIONAL PLAZA   CHICAGO, ILLINOIS      60670
         -------------------------------------------------------------
                   (Address of principal executive offices)
                                 (Zip Code)

                                312-732-4000
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                  NO CHANGE
         -------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                         changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996.


          Class                               Number of Shares Outstanding
- -------------------------                     ----------------------------

Common Stock $1 par value                              316,822,751

                        FORM 10-Q CROSS-REFERENCE INDEX

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. Financial Statements
- ----------------------------

                                                                     Page
                                                                     ----
     Consolidated Balance Sheet --
      March 31, 1996 and 1995, and December 31, 1995                  29

     Consolidated Income Statement --
      Three Months Ended March 31, 1996 and 1995 and
      December 31, 1995                                               30

     Consolidated Statement of Stockholders' Equity --
      Three Months Ended March 31, 1996 and 1995                      31

     Consolidated Statement of Cash Flows --
      Three Months Ended March 31, 1996 and 1995                      32

     Notes to Consolidated Financial Statements                     33-35

     Selected Statistical Information                                 1,
                                                                    21-23,
                                                                    36-41

ITEM 2. Management's Discussion and Analysis of Financial
- ---------------------------------------------------------
        Condition and Results of Operations                          2-28
        -----------------------------------



                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                            44
- -------------------------

ITEM 2. Changes in Securities                                        44
- -----------------------------

ITEM 3. Defaults Upon Senior Securities                              44
- ---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders          44
- -----------------------------------------------------------

ITEM 5. Other Information                                            44
- -------------------------

ITEM 6. Exhibits and Reports on Form 8-K                             44
- ----------------------------------------



Signatures                                                           45

                          PART II. - OTHER INFORMATION
                          ----------------------------

ITEM 1. Legal Proceedings
- -------------------------

        None

ITEM 2. Changes in Securities
- -----------------------------

        None

ITEM 3. Defaults Upon Senior Securities
- ---------------------------------------

        Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

        None

ITEM 5. Other Information
- -------------------------

        None

ITEM 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

    (a) Exhibit 12  Statement re computation of ratios

        Exhibit 27  Financial Data Schedules

    (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1996.

         Date                 Item Reported
        -------               -------------

        1/16/96 The Registrant's earnings for the quarter ended December 31, 1995.

        1/26/96 The Registrant's announcement of its intent to acquire all the outstanding shares of Barrington Bancorp, Inc.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST CHICAGO NBD CORPORATION
                                         -------------------------------

                                                  (Registrant)



Date         May 15, 1996                       /s/ Verne G. Istock
     -----------------------             -------------------------------

                                                 Verne G. Istock
                                            Principal Executive Officer



Date         May 15, 1996                     /s/ William J. Roberts
     -----------------------             -------------------------------

                                               William J. Roberts
                                          Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number         Description of Exhibit                      Page
- --------------         ----------------------                      ----


     12 -          Statement re computation of ratio                47

     27 -          Financial Data Schedules                         48