Form 10-Q
period 1996-06-30
FIRST CHICAGO NBD CORP
filed 1996-08-09
CIK 70040

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
FINANCIAL SUPPLEMENT AND FORM 10-Q


CONTENTS                                                        Page
_____________________________________________________________________


FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION            1


BUSINESS SEGMENTS                                                 2


EARNINGS ANALYSIS                                                 7


MERGER-RELATED INITIATIVES                                       13


LIQUIDITY RISK MANAGEMENT                                        14


MARKET RISK MANAGEMENT                                           15


CREDIT RISK MANAGEMENT                                           19


DERIVATIVE FINANCIAL INSTRUMENTS                                 23


CAPITAL MANAGEMENT                                               24


CONSOLIDATED FINANCIAL STATEMENTS                                27


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       31


SELECTED STATISTICAL INFORMATION                                 34


FORM 10-Q                                                        40


- --------------------------------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y  O F  S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N
First Chicago NBD Corporation and Subsidiaries
- --------------------------------------------------------------------------------------------------------------------------------
                                                                  June          March        December     September       June
(Dollars in millions, except per share data)                      1996          1996           1995          1995         1995
- --------------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FOR THE QUARTER
Net interest income.....................................        $    910      $    885      $    834      $    796      $    784
Tax-equivalent adjustment...............................              25            28            30            28            24
                                                                --------      --------      --------      --------      --------
Net interest income--tax-equivalent basis...............             935           913           864           824           808
Provision for credit losses.............................             185           175           210           125            90
Noninterest income......................................             643           626           655           702           631
Merger-related charges..................................               -             -           267             -             -
Other noninterest expense...............................             814           828           821           827           821
Net income..............................................             361           340           126           357           331
- --------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Net income - Primary....................................        $   1.10      $   1.04      $   0.37      $   1.07      $   0.99
Net income - Fully diluted..............................            1.09          1.03          0.37          1.06          0.98
- --------------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
Assets..................................................        $113,714      $115,465      $122,002      $124,056      $123,180
Loans...................................................          66,431        64,253        64,434        61,076        58,484
Deposits................................................          64,593        64,243        69,106        66,934        66,319
Long-term debt..........................................           7,951         8,011         8,163         8,445         8,065
Common stockholders' equity.............................           8,339         8,135         7,961         7,954         7,749
Stockholders' equity....................................           8,827         8,624         8,450         8,445         8,360
- --------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets..................................................        $116,280      $120,708      $123,773      $124,738      $123,795
Loans...................................................          64,534        63,790        62,258        59,661        57,727
Earning assets..........................................         100,564       104,629       106,187       107,731       104,536
Deposits................................................          65,162        65,922        68,552        68,619        66,971
Common stockholders' equity.............................           8,183         8,053         7,998         7,934         7,669
Stockholders' equity....................................           8,672         8,543         8,488         8,504         8,280
- --------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on stockholders' equity..........................            16.7%         16.0%          5.9%         16.7%         16.0%
Return on common stockholders' equity...................            17.4          16.6           5.9          17.4          16.8
Return on assets........................................            1.25          1.13          0.40          1.14          1.07
- --------------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (1)
Common-equity-to-assets ratio...........................             7.6%          7.3%          6.9%          6.8%          6.7%
Regulatory leverage ratio...............................             7.6           7.3           6.9           6.9           7.0
Risk-based capital
  Tier 1 ratio..........................................             8.1           8.1           7.8           8.2           8.5
  Total capital ratio...................................            12.2          12.3          11.8          12.4          12.8
- --------------------------------------------------------------------------------------------------------------------------------
COMMON SHARE AND STOCKHOLDER DATA FOR THE QUARTER ENDED
Market price (at quarter-end)...........................        $ 39 1/8      $ 41 1/2      $ 39 1/2      $ 38 1/4      $  32
Book value (at quarter-end).............................           26.31         25.70         25.25         24.96         24.25
Dividends declared per common share.....................            0.36          0.36          0.36          0.33          0.33
Common dividends........................................             115           113           113           107           101
Preferred dividends.....................................               8             8             7            10            10
Dividend payout ratio...................................            32.7%         34.6%         97.3%         30.8%         33.3%
Average number of common and common-equivalent
  shares (in millions)..................................           320.2         319.2         320.0         324.4         322.8
Average number of shares, assuming full dilution (in               326.9         326.2         326.9         331.8         329.9
 millions)..............................................
- --------------------------------------------------------------------------------------------------------------------------------

(1) Net of investment in First Chicago Capital Markets, Inc.

BUSINESS SEGMENTS

OVERVIEW

- -----------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended June 30
                                                                       Corporate and
                                                    Regional           Institutional        Corporate              Other
                               Credit Card          Banking              Banking           Investments           Activities
(Dollars in millions,         -------------      --------------       --------------      --------------       ---------------
 except where noted)          1996     1995      1996      1995       1996      1995      1996      1995       1996       1995
- ------------------------------------------------------------------------------------------------------------------------------
Net income.................  $  82    $  82     $ 146     $ 123     $   61    $   57     $  67     $  51     $    5     $   18
Return on equity...........     30%      40%       17%       15%         7%        8%       59%       36%       N/M        N/M
Average assets
 (presecuritized)
  (in billions)............  $17.6    $13.4     $38.2     $35.2     $ 47.5    $ 56.6     $20.5     $25.0     $    -     $  0.5
Average common equity (in
   billions)...............    1.1      0.8       3.5       3.2        3.2       2.7       0.4       0.6          -        0.4
- ------------------------------------------------------------------------------------------------------------------------------
                                                             Six Months Ended June 30
                                                                       Corporate and
                                                    Regional           Institutional        Corporate              Other
                               Credit Card          Banking              Banking           Investments           Activities
(Dollars in millions,         -------------      --------------       --------------      --------------       ---------------
 except where noted)          1996     1995      1996      1995       1996      1995      1996      1995       1996       1995
- ------------------------------------------------------------------------------------------------------------------------------
Net income.................  $ 157    $ 169     $ 286     $ 242     $  123    $  130     $ 122     $ 103     $   13     $   23
Return on equity...........     29%      42%       17%       15%         7%        9%       54%       36%       N/M        N/M
Average assets
 (presecuritized)
  (in billions)............  $17.6    $13.0     $38.4     $34.6     $ 49.7    $ 53.6     $20.3     $25.2     $  0.2     $  0.5
Average common equity (in
   billions)...............    1.1      0.8       3.4       3.1        3.2       2.7       0.4       0.6          -        0.4
- ------------------------------------------------------------------------------------------------------------------------------

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

Results are derived from the internal profitability reporting systems and reflect full allocation of all institutional and overhead items. These systems use a detailed funds transfer methodology and a common equity allocation based on risk elements. Credit Card results are presented before the securitization of credit card receivables ("presecuritized") to facilitate analysis of trends. See the discussion of net interest income on page 8 and a reconciliation of reported to presecuritized results on page 34.

                    Earnings Contribution by Business Lines
                     For the Six Months Ended June 30, 1996


                                 [PIE CHARTS]



             1996                                      1995

Credit card                = 23%            Credit Card                = 25%
Retail                     = 18%            Retail                     = 15%
Middle Market              = 23%            Middle Market              = 21%
Corporate & Institutional  = 17%            Corporate & Institutional  = 20%
Corporate Investments      = 17%            Corporate Investments      = 16%
Other                      =  2%            Other                      =  3%



- --------------------------------------------------------------------------------
Credit Card
- --------------------------------------------------------------------------------
(Presecuritized)                 Three Months Ended  Six Months Ended
(Dollars in millions, except          June 30            June 30
where noted)                       1996       1995     1996    1995
- --------------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis.........     $ 366      $ 280   $ 731   $ 550
Provision for credit losses...       262        143     481     264
Noninterest income............       157        133     286     254
Noninterest expense...........       131        137     287     267
Net income....................        82         82     157     169
Return on equity..............        30%        40%     29%     42%
Efficiency ratio (1)..........        25%        33%     28%     33%
Average loans (in billions)...     $17.4      $13.5   $17.4   $13.2
Average common equity
 (in billions)................       1.1        0.8     1.1     0.8
- --------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

The Corporation reaches consumers nationally through its Credit Card business, known nationally as First Card, which is one of the largest issuers of bank credit cards in the U.S.

Net income in the Credit Card business was $82 million for the second quarter of 1996. For six months, net income was $157 million, or 23% of corporate earnings. Return on equity year-to-date declined to 29%, reflecting the substantial increase in credit costs. The efficiency ratio for the Credit Card business, at 28%, remains excellent.

Revenue growth in this business over the past year has been offset by increased credit costs as the net charge-off rate increased to 5.9% in the second quarter of 1996 from 4.8% in the first quarter and 4.0% a year ago. The Corporation expects the trend in charge-offs for the Credit Card business to continue in the near term. The timing of the peak level of charge-offs is uncertain at this time.

- ---------------------------------------------------------------------------------------------------
Regional Banking
- ---------------------------------------------------------------------------------------------------
                                    Three Months Ended June 30           Six Months Ended June 30
(Dollars in millions, except        Retail     Middle Market            Retail       Middle Market
  where noted)                     ----------------------------        ----------------------------
                                   1996    1995    1996    1995        1996    1995    1996    1995
- ---------------------------------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis.........     $300    $294    $209    $201        $591    $587    $420    $398
Provision for credit losses...       18      10       6      11          32      17      21      23
Noninterest income............      142     113      48      48         284     225      97      87
Noninterest expense...........      319     317     121     121         640     632     241     235
Net income....................       64      49      82      74         127      99     159     143
Return on equity..............       17%     12%     17%     17%         17%     13%     17%     17%
Efficiency ratio (1)..........       72%     78%     47%     49%         73%     78%     47%     48%
Average loans (in billions)...    $17.0   $15.4   $16.5   $15.1       $17.0   $15.2   $16.4   $14.8
Average assets (in billions)..     20.0    17.9    18.2    17.3        20.2    17.6    18.2    17.0
Average common equity
 (in billions)................      1.5     1.5     2.0     1.7         1.5     1.5     1.9     1.6
- ---------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.


REGIONAL BANKING

The Corporation's Regional Banking business serves local consumers, small businesses and middle market customers through more than 700 banking offices in Michigan, Indiana and Illinois. Regional Banking contributed 41% of the Corporation's earnings for the first half of 1996. Net income of $146 million for the second quarter was up 19% from a year earlier. Return on equity for this segment grew to 17% for both the quarter and six-month periods.


Retail Banking

For the second quarter of 1996, Retail Banking's earnings increased over 30% to $64 million from $49 million in the second quarter of 1995. Return on equity improved to 17% from 12%.

A similar positive trend is represented in the year-to-date results -- 28% net income improvement and a 17% return on equity. Growth in noninterest income is the principal reason for this earnings improvement. Strong deposit fees reflect successful implementation of the deposit account repricing strategy initiated one year ago.


Middle Market Banking

Middle Market Banking's net income increased to $82 million for the second quarter of 1996 and $159 million for the six-month period. Return on equity was 17% in both periods. The increase in net income reflects an 11% year-to-date increase in average loans. Credit quality and efficiency ratios in Middle Market Banking were excellent.

- ----------------------------------------------------------------------
Corporate and Institutional Banking
- ----------------------------------------------------------------------
                                Three Months Ended   Six Months Ended
(Dollars in millions, except          June 30            June 30
 where noted)                      1996      1995      1996      1995
- ----------------------------------------------------------------------
Net interest income--
 tax-equivalent basis.........     $192      $173      $371      $341
Provision for credit losses...       17         5        41        13
Noninterest income............      145       154       308       331
Noninterest expense...........      226       232       444       455
Net income....................       61        57       123       130
Return on equity..............        7%        8%        7%        9%
Efficiency ratio (1)..........       67%       71%       65%       68%
Average loans (in billions)...    $19.7     $19.3     $19.6     $18.8
Average assets (in billions)..     47.5      56.6      49.7      53.6
Average common equity
 (in billions)................      3.2       2.7       3.2       2.7
- ----------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.


Through its Corporate and Institutional Banking business, the Corporation is the leading provider of banking services to large corporations, governments, institutions and investors in the Midwest. It is also among the top U.S. banking companies serving national and international customers.

Corporate and Institutional Banking earned $61 million in the second quarter of 1996 and generated a 7% return on equity. For the first six months, net income was $123 million, and return on equity was 7%. This business receives the largest allocation of the Corporation's equity.

Revenues from the major product sets within Corporate and Institutional Banking are presented in the following table:

- -----------------------------------------------------------
Total Revenue    Three Months Ended      Six Months Ended
                      June 30                June 30
 (In millions)    1996       1995        1996        1995
- -----------------------------------------------------------
Trading........   $  33      $  19       $  85       $  78
Servicing......     145        142         275         274
Lending........      98        107         193         207
Financing......      29         26          56          54
Other..........      32         33          70          59
                  -----      -----       -----       -----

   Total.......   $ 337      $ 327       $ 679       $ 672
                  =====      =====       =====       =====
- -----------------------------------------------------------

Lending and servicing contribute roughly two-thirds of Corporate and Institutional Banking's total revenue; both declined slightly from 1995 levels. Revenue from trading activities (trading profits and related net interest income), although higher than in 1995, remain below the Corporation's expectations.

The 3% decline in expenses for the quarter resulted primarily from lower headcount. Average assets for the quarter declined by $9 billion from last year as a result of the merger-related asset reduction program.

- ----------------------------------------------------------------------
Corporate Investments
- ----------------------------------------------------------------------
                                Three Months Ended   Six Months Ended
(Dollars in millions, except          June 30            June 30
 where noted)                      1996      1995      1996      1995
- ----------------------------------------------------------------------
Net interest income--
 tax-equivalent basis.........      $30       $29       $68       $62
Provision for credit losses...        -         -         -         -
Noninterest income............       96        61       158       118
Noninterest expense...........       14        14        27        28
Net income....................       67        51       122       103
Return on equity..............       59%       36%       54%       36%
Average assets (in billions)..    $20.5     $25.0     $20.3     $25.2
Average common equity
 (in billions)................      0.4       0.6       0.4       0.6
- ----------------------------------------------------------------------

Many of the Corporation's business activities that are not specifically oriented to its customers are combined in Corporate Investments. Included in this segment are the venture capital portfolio, leveraged leasing, funding and arbitrage, the investment account, and assorted other investment and trading activities. Due to the nature of these activities, this segment is likely to be a more variable component of earnings from period to period.

In the second quarter of 1996, Corporate Investments contributed $67 million in net income and generated a robust 59% return on equity. Equity securities gains of $79 million contributed to the strong performance. Similarly, Corporate Investments was a significant earnings contributor for the first half of 1996.

Average assets for the quarter declined by more than $4 billion as part of the merger-related program to reduce low margin assets by $25 billion.

- ----------------------------------------------------------------------
Other Activities
- ----------------------------------------------------------------------
                                Three Months Ended   Six Months Ended
(Dollars in millions)                 June 30            June 30
                                   1996      1995      1996      1995
- ----------------------------------------------------------------------
Total revenue.................     $   9     $  32     $  19     $  43
Noninterest expense...........         2         -         3         3
Net income....................         5        18        13        23
Average assets (in billions)..     $   -     $ 0.5     $ 0.2     $ 0.5
- ----------------------------------------------------------------------

Net income for Other Activities was $5 million in the second quarter of 1996. The 1995 second-quarter results included $25 million in gains from the accelerated disposition portfolio.


STAFFING LEVELS

The following table shows average staff levels for the Corporation for the past five quarters.

- --------------------------------------------------------------------------------
                                2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.  2nd Qtr.
                                  1996      1996      1995      1995      1995
- --------------------------------------------------------------------------------
Average Full-Time-Equivalent
 Staff........................  34,079    34,512    35,220    35,678    35,180
- --------------------------------------------------------------------------------

EARNINGS ANALYSIS

SUMMARY

The Corporation reported net income of $361 million, or $1.09 per share, for the second quarter of 1996, up from $331 million, or $0.98 per share, in the second quarter of 1995. For the first six months of 1996, the Corporation earned net income of $701 million, or $2.12 per share, compared with $667 million, or $1.97 per share, in 1995.


- -------------------------------------------------------------------------------------------
                                                Three Months Ended       Six Months Ended
(Dollars in millions,                                 June 30                June 30
 except per share data)                           1996        1995       1996         1995
- -------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis..       $935        $808      $1,848       $1,623
Provision for credit losses................        185          90         360          175
Noninterest income.........................        643         631       1,269        1,234
Noninterest expense........................        814         821       1,642        1,620
Net income.................................        361         331         701          667

Common Share Data
  Primary
  Net income...............................     $ 1.10      $ 0.99      $ 2.14       $ 2.00
  Average common and common-equivalent
   shares (in millions)....................      320.2       322.8       319.7        323.5

  Fully diluted
  Net income...............................     $ 1.09      $ 0.98      $ 2.12       $ 1.97
  Average shares, assuming full dilution
   (in millions)...........................      326.9       329.9       326.4        330.5

Return on assets...........................       1.25%       1.07%       1.19%        1.12%
Return on common stockholders' equity......       17.4        16.8        17.0         17.3
- -------------------------------------------------------------------------------------------

Quarterly highlights:

 . Net interest income increased 16% from a year ago, reflecting loan growth in both the credit card and regional banking businesses.

 . Market-driven revenues were $110 million, exceeding $100 million for the fourth consecutive quarter. Securities gains increased $28 million from a year ago while combined trading profits were unchanged.

 . The provision for credit losses was $185 million, up significantly from the $90 million reported a year ago. Receivables growth and increased credit losses in the credit card business primarily accounted for the increase.

 . Operating expenses were 1% below 1995 levels, and the operating efficiency ratio improved to 51.6%.


 . The Corporation remained on track or ahead of schedule in achieving its merger-related initiatives, including asset reduction targets, appropriate staffing levels and cost reduction goals. See Merger-Related Initiatives, beginning on page 13, for more details.

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

When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged. However, the net interest income related to these high-yield assets is replaced by increased servicing fees, net of related credit losses. The average levels of securitized receivables were $7.5 billion in the second quarter of 1996, compared with $6.9 billion in the second quarter of 1995.

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

Adjusted net interest income in the second quarter of 1996 was $1.1 billion, up 13% from a year ago. The rise was attributable to loan growth in both the credit card (29%) and regional banking (10%) businesses.

- ----------------------------------------------------------------------
Adjusted Average Loans         Three Months Ended    Six Months Ended
                                      June 30            June 30
(In millions)                    1996      1995       1996      1995
- ----------------------------------------------------------------------
Corporate and Institutional..  $19,698   $19,250    $19,642   $18,846
Middle Market................   16,558    15,118     16,399    14,761
Retail.......................   17,045    15,457     17,028    15,247
Credit Card..................   17,432    13,473     17,373    13,152
Corporate Investments/Other..    1,406     1,385      1,486     1,443
                               -------   -------    -------   -------
     Total...................  $72,139   $64,683    $71,928   $63,449
                               =======   =======    =======   =======
- ----------------------------------------------------------------------

On an adjusted basis, net interest margin for the second quarter of 1996 was 4.38%. This compares with 3.87% in the year-ago quarter. The increase was due to a more profitable earning asset mix, primarily driven by increased credit card receivables and middle market loans coupled with the effects of the Corporation's program to reduce low margin earning assets.

- -------------------------------------------------------------------------
Adjusted Average Earning Assets  Three Months Ended    Six Months Ended
                                        June 30              June 30
(In millions)                        1996      1995       1996      1995
- -------------------------------------------------------------------------
Loans............................  $ 72,139  $ 64,683  $ 71,928   $63,449
Securities.......................     7,689    14,092     8,290    14,507
Trading assets...................    11,374    10,238    11,063     9,518
Other short-term investments.....     9,733    11,737    10,446    11,560
                                   --------  --------  --------   -------
     Total.......................  $100,935  $100,750  $101,727   $99,034
                                   ========  ========  ========   =======
- -------------------------------------------------------------------------

The following charts illustrate the trends of net interest income, including a tax-equivalent adjustment (TEA), and net interest margin for the past five quarters.

         Net Interest Income                                                 Net Interest Margin
             $ Millions

            [BAR GRAPH]                                                      [LINE GRAPH]

          Net Interest      Adjusted Net Interest                              Adjusted Net         Net Interest
          Income-TEA              Income-TEA                                  Interest Margin          Margin
          ------------      ---------------------                            ----------------       ------------

2Q95      $   808           $       971                  2Q95                      3.87%               3.10%
3Q95      $   824           $     1,003                  3Q95                      3.79%               3.03%
4Q95      $   864           $     1,033                  4Q95                      3.93%               3.23%
1Q96      $   913           $     1,078                  1Q96                      4.23%               3.51%
2Q96      $   935           $     1,100                  2Q96                      4.38%               3.74%








PROVISION FOR CREDIT LOSSES

Details of the Corporation's credit risk management and performance during the quarter ended June 30, 1996, are presented in the Credit Risk Management section, beginning on page 19.

NONINTEREST INCOME

The following table provides a breakdown of the components of noninterest income for the second quarter and the first six months of 1996 as compared with a year ago.

- --------------------------------------------------------------------------------------------------------
                                  Three Months Ended     Percent         Six Months Ended    Percent
                                       June 30          Increase              June 30        Increase
(In millions)                     1996          1995   (Decrease)        1996        1995   (Decrease)
- --------------------------------------------------------------------------------------------------------
Combined trading profits.....     $ 22          $ 22           -%      $   58      $   77        (25)%
Equity securities gains......       85            60           42         134         115         17
Investment securities gains..        3             -          N/M          25           1        N/M
                                  ----          ----                   ------      ------
  Market-driven revenue......      110            82           34         217         193         12

Credit card fee revenue......      220           224           (2)        427         425          -

Fiduciary and investment
 management fees.............       98            97            1         198         193          3
Service charges on deposits..      101            97            4         202         190          6
Other service charges and
 commissions.................       94            90            4         182         171          6
Other........................       20            41          (51)         43          62        (31)
                                  ----          ----                   ------      ------
  Total......................     $643          $631            2      $1,269      $1,234          3
                                  ====          ====                   ======      ======
- -------------------------------------------------------------------------------------------------------

N/M--Not Meaningful.

Combined trading profits were $22 million in the second quarter of 1996, essentially unchanged from 1995 levels. For the first half of 1996, combined trading profits were $19 million below 1995 levels, reflecting difficult trading in both the interest rate and foreign exchange trading businesses. In both periods, trading results were also affected by a reduced level of customer transaction activity.

Equity securities gains were $85 million during the second quarter of 1996, compared with $60 million in the second quarter of 1995, an increase of 42%. The second quarter of 1996 includes a $51 million gain on the sale of an investment in the aviation maintenance business.

Investment securities gains totaled $3 million in the second quarter of 1996, compared with less than $1 million in the year-ago period. As part of the Corporation's asset reduction program, the investment securities portfolio has been reduced by $6.2 billion over the past year to $7.5 billion at June 30, 1996.

Adjusted for credit card securitizations, credit card fee revenue was $169 million in the second quarter of 1996, up 23% from a year ago and up 23% from the first quarter of 1996. The increases primarily reflect higher transaction volume.

The Corporation's gain of $7 million on the sale of its Ohio banking network in the first quarter of 1996 is included in other noninterest income.

Gains from the sale of assets held in the accelerated disposition portfolio totaled $25 million in the second quarter and $33 million for the first six months of 1995.

The following chart compares market-driven revenue and the significant components of fee-based revenue for the past five quarters. Fee-based revenue continues to be a significant contributor to overall profitability, with some seasonal effects associated with credit card fee revenue.


                              Noninterest Income
                                  $ Millions

                                  [BAR GRAPH]


          Other         Fiduciary &        Serv. Chgo &     Credit   Market-Driven
          Revenue       Inv. Mgmt. Fees    Commissions      Card       Revenue        Total
          -------       ---------------    ------------     ------   -------------    -----

2Q95      $ 41          $  97              $ 187            $ 224    $  82            $ 631
3Q95      $ 20          $  97              $ 184            $ 248    $ 153            $ 702
4Q95      $ 22          $ 114              $ 190            $ 228    $ 101            $ 655
1Q96      $ 23          $ 100              $ 189            $ 207    $ 107            $ 626
2Q96      $ 20          $  98              $ 195            $ 220    $ 110            $ 643

NONINTEREST EXPENSE

Operating expense in the second quarter of 1996 was $814 million, its lowest level in the past five quarters. Operating expense in the second quarter of 1995 was $821 million.

Over the past five quarters, overall expense levels have been maintained within a narrow range, with resultant operating efficiency ratios showing marked improvement, as indicated by the following charts.

                   Operating Expense                    Operating Efficiency (1)
                     $ Millions
                     [BAR GRAPH]                             [LINE GRAPH]

          Salaries &   Other Operating
           Benefits       Expense         Total
          ----------   ---------------    -----
2Q95        $414            $407           $821         2Q95        57.0%
3Q95        $437            $390           $827         3Q95        54.2%
4Q95        $432            $389           $821         4Q95        54.0%
1Q96        $436            $392           $828         1Q96        53.8%
2Q96        $426            $388           $814         2Q96        51.6%

                                                        (1) Operating expense
                                                            as a percentage
                                                            of total revenue.

- -------------------------------------------------------------------------------------------------------
 Salaries and Employee Benefits   Three Months Ended    Percent       Six Months Ended         Percent
                                        June 30         Increase           June                Increase
                                  1996          1995   (Decrease)     1996        1995        (Decrease)
- -------------------------------------------------------------------------------------------------------
Salaries......................    $355          $344          3%      $711        $681               4%
Employee benefits.............      71            70          1        151         142               6
                                  ----         -----                ------        ----
  Total.......................    $426          $414          3       $862        $823               5
                                  ====         =====                ======        ====
 Average full-time-
  equivalent staff............  34,079        35,180         (3)    34,317      35,230              (3)
                                ======        ======               =======      ======
- ------------------------------------------------------------------------------------------------------

Second-quarter 1996 salary costs increased by only 3% from a year ago. Annual salary increases and higher incentive compensation expense accruals were partially offset by the effects of planned headcount reductions.

Employee benefit costs in the 1996 second quarter increased slightly when compared with 1995 as increased pension costs were partially offset by lower medical and other benefit costs.

The increase in employee benefits for the first six months of 1996 also reflected higher FICA tax expense related to incentive compensation payments made in the first quarter of 1996.

- --------------------------------------------------------------------------------------------------------------
Other Operating Expense                 Three Months Ended     Percent         Six Months Ended      Percent
                                              June 30          Increase            June 30           Increase
(In millions)                            1996         1995    (Decrease)       1996        1995     (Decrease)
- --------------------------------------------------------------------------------------------------------------
Occupancy expense of premises,
 net.............................      $  64        $  65         (2)%         $131       $ 129          2%
Equipment rentals, depreciation
 and maintenance.................         55           55          -            110         109          1
Marketing and public relations...         28           44        (36)            70          87        (20)
FDIC insurance expense...........          2           26        (92)             4          52        (92)
Amortization of intangible
 assets..........................         18           23        (22)            36          46        (22)
Telephone........................         20           20          -             40          37          8
Freight and postage..............         22           20         10             44          39         13
Travel and entertainment.........         14           13          8             26          24          8
Stationery and supplies..........         12           11          9             23          21         10
Other............................        153          130         18            296         253         17
                                       -----        -----                     -----       -----
  Total..........................      $ 388        $ 407         (5)         $ 780       $ 797         (2)
                                       =====        =====                     =====       =====
- -------------------------------------------------------------------------------------------------------------

Other operating expense was $388 million in the second quarter of 1996, representing a decline of 5% from 1995 levels. A portion of this decline reflected a reduction in marketing and solicitation costs in the credit card business.

Beginning in 1996, the FDIC insurance rate was effectively reduced to zero for Bank Insurance Fund deposits (approximately 94% of the Corporation's insurable deposit base). A good portion of this expense savings, however, is passed on to business customers in the form of fee reductions.

Intangible amortization expense decreased $5 million year over year as certain core deposit intangibles became fully amortized in 1995.


APPLICABLE INCOME TAXES
- --------------------------------------------------------------------------------
                                      Three Months Ended       Six Months Ended
                                             June 30                 June 30
(In millions)                            1996       1995          1996     1995
- --------------------------------------------------------------------------------
Income before income taxes.........     $ 554      $ 504        $1,062   $1,017

Applicable income taxes............       193        173           361      350

Effective tax rate.................      34.8%      34.3%         34.0%    34.4%
- --------------------------------------------------------------------------------

Tax expense in the second quarter of 1996 and 1995 included benefits from tax-exempt income and general business tax credits offset by the effect of nondeductible expenses, including goodwill.

MERGER-RELATED INITIATIVES

The Corporation remained on track, or ahead of schedule, in achieving its merger-related initiatives in the second quarter. Merger-related initiatives include integration of common businesses, targeted asset reductions of $25 billion, business synergies to generate cost savings of $200 million, and revenue enhancements of $50 million from cross-sales of products to an expanded customer base. This progress was evidenced by the successful consolidation and integration in July of the Corporation's Illinois banking businesses.

The asset reduction program targets reductions in specific asset categories while allowing for growth in other categories such as loans. The following table shows the components of the $15.3 billion decrease in the targeted assets using average assets for the first half of 1995 as a baseline.

- ------------------------------------------------------------------
Asset Reduction Initiative
                                  Actual        Average   Increase
(In millions)              June 30, 1996  1st Half 1995  (Decrease)
- ------------------------------------------------------------------

Loans....................       $ 66,431       $ 56,927   $  9,504
Targeted items
  Deposit placements.....          7,348          9,715     (2,367)
  Federal funds sold.....          1,104          1,846       (742)
  Trading assets.........         15,492         20,659     (5,167)
  Investment securities..          7,507         14,507     (7,000)
                                --------       --------   --------
     Subtotal............         31,451         46,727    (15,276)

Other assets.............         15,832         16,830       (998)
                                --------       --------   --------
     Total assets........       $113,714       $120,484   $ (6,770)
                                ========       ========   ========
- ------------------------------------------------------------------

It is expected that the targeted reductions of $25 billion will be achieved by the end of the third quarter, well ahead of schedule.

The Corporation continued to make significant progress toward its headcount reduction goals. At June 30, 1996, severance payments had been initiated for more than 1,000 positions. The remaining planned staff reductions will occur as integration efforts are completed.

The Corporation established a reserve for direct merger and restructuring-related charges totaling $225 million at the time of the merger.

At June 30, 1996, the merger restructuring reserve totaled $162 million. The table below details the components of the reserve and related balances at June 30, 1996, and March 31, 1996.

- -----------------------------------------------------------------
                            June 30,  March 31,  2nd Quarter 1996
(In millions)                  1996       1996     Transactions
- -----------------------------------------------------------------
Direct merger costs.......    $   1      $   1             $  -
Severance.................       60         73              (13)
Facilities and equipment..       92         93               (1)
Other.....................        9         11               (2)
                              -----      -----            -----

     Total................    $ 162      $ 178             $(16)
                              =====      =====            =====
- -----------------------------------------------------------------

As the Corporation's planned merger integration activities are completed, it is expected that the reduction in the above balances will accelerate. For example, the facilities and equipment portion will be reduced dramatically when the Illinois banking business integration is completed in the third quarter of this year.

The Corporation already has realized increased revenues as a result of offering a wider array of products to its expanded customer base. In addition, due to improved credit ratings the Corporation has generated new business with new customers.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner. The Corporation considers strong capital ratios, credit quality and core earnings as essential to retaining high credit ratings and, thereby, cost-effective access to market liquidity.

The Statement of Cash Flows, on page 30, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of June 30, 1996, the parent company and the major banking subsidiaries had the following long- and short-term debt ratings.

- -----------------------------------------------------------------------------
                                          Long-Term Debt      Short-Term Debt
- -----------------------------------------------------------------------------
                                          S&P    Moody's      S&P     Moody's
- -----------------------------------------------------------------------------
First Chicago NBD Corporation (parent)..  A+      A1          A-1       P-1
Major banking subsidiaries..............  AA-     Aa3         A-1+      P-1
- -----------------------------------------------------------------------------

A large customer deposit base is one of the significant strengths of the Corporation's liquidity position. The Corporation has established a 35% limit for the use of wholesale funds for funding core assets. As of June 30, 1996, its major banking subsidiaries collectively funded 76% of core assets with core liabilities, accessing the wholesale market for only 24% of core asset funding needs.

The following table shows the total funding source mix for the past five quarters.

- ---------------------------------------------------------------------------------------------------------
Deposits and Other Purchased Funds
                                                           June 30  March 31  Dec. 31   Sept. 30  June 30
(In millions)                                              1996      1996      1995      1995      1995
- ---------------------------------------------------------------------------------------------------------
Domestic offices
  Demand...........................................       $14,482   $13,566  $ 15,234  $ 13,286  $ 13,747
  Savings..........................................        20,890    19,912    20,180    19,785    19,897
  Time
    Under $100,000.................................         9,952    10,008     9,972    10,309     9,914
    $100,000 and over..............................         5,864     6,263     5,947     5,647     5,403

Foreign offices....................................        13,405    14,494    17,773    17,907    17,358
                                                          -------   -------  --------  --------  --------
         Total deposits............................        64,593    64,243    69,106    66,934    66,319
- ---------------------------------------------------------------------------------------------------------
Federal funds purchased and
 securities under repurchase
 agreements........................................        11,630    13,110    15,711    20,031    19,665
Commercial paper...................................           743       742       288       740       620
Other short-term borrowings........................        11,754    10,777     9,514     8,517     8,310
Long-term debt.....................................         7,951     8,011     8,163     8,445     8,065
                                                          -------   -------  --------  --------  --------
    Total other purchased funds....................        32,078    32,640    33,676    37,733    36,660
                                                          -------   -------  --------  --------  --------
    Total..........................................       $96,671   $96,883  $102,782  $104,667  $102,979
                                                          =======   =======  ========  ========  ========
- ---------------------------------------------------------------------------------------------------------

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

Value at risk is monitored in each significant trading portfolio on a daily basis. The following tables show average, maximum and minimum daily value at risk for the second quarter of 1996 as well as for the preceding four quarters, and the actual trading revenue for each quarter.

- -----------------------------------------------------------------------------------------------------------
Daily Value at Risk                                           June 30  March 31  Dec. 31  Sept. 30  June 30
(In millions)                                                  1996      1996     1995      1995     1995
- -----------------------------------------------------------------------------------------------------------

Average.....................................................    $  32     $  32    $  28     $  36    $  34
Maximum.....................................................       37        38       35        42       45
Minimum.....................................................       28        25       24        27       27
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
Quarter Ended                                                 June 30  March 31  Dec. 31  Sept. 30  June 30
(In millions)                                                    1996      1996     1995      1995     1995
- -----------------------------------------------------------------------------------------------------------
Trading revenue*............................................    $  58     $  68    $  60     $ 108    $  43
- -----------------------------------------------------------------------------------------------------------

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

The following table details the Corporation's interest rate gap analysis as of June 30, 1996. Interest rate risks in trading and overseas asset and liability positions are assumed to be matched and are managed principally as trading risks. Credit card securitizations, which subject credit card servicing fee revenue to interest rate risk, are included in the gap analysis measure.

- ----------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
- ----------------------------------------------------------------------------------------------------
June 30, 1996                               0-90    91-180    181-365       1-5    Beyond
(Dollars in millions)                       days      days       days     years   5 years      Total
- ----------------------------------------------------------------------------------------------------
Loans..................................  $45,712   $ 3,066   $  4,297   $12,615   $ 2,757   $ 68,447
Investment securities..................    1,473       357        966     3,715     1,783      8,294
Other earning assets...................   26,664     1,013          -         -         -     27,677
Nonearning assets......................   13,058        97        204     1,597     1,676     16,632
                                         -------   -------   --------   -------   -------   --------

   Total assets........................  $86,907   $ 4,533   $  5,467   $17,927   $ 6,216   $121,050
- ----------------------------------------------------------------------------------------------------
Deposits...............................  $29,133   $ 3,477   $  4,247   $13,562   $   992   $ 51,411
Other interest-bearing liabilities.....   42,597     2,535      3,250     2,939     2,563     53,884
Noninterest-bearing liabilities........    5,693         1        104       308       822      6,928
Equity.................................      399       208        417     3,435     4,368      8,827
                                         -------   -------   --------   -------   -------   --------

   Total liabilities and equity........  $77,822   $ 6,221   $  8,018   $20,244   $ 8,745   $121,050
- ----------------------------------------------------------------------------------------------------
Balance sheet sensitivity gap..........  $ 9,085   $(1,688)  $ (2,551)  $(2,317)  $(2,529)         -
- ----------------------------------------------------------------------------------------------------
Cumulative gap as a % of total assets..      7.5%      6.1%       4.0%      2.1%      0.0%       0.0%
- ----------------------------------------------------------------------------------------------------
Effect of off-balance-sheet ALM
 derivative transactions:
  Specific transactions................  $(3,861)  $   513   $  1,089   $   818   $ 1,441   $      -
  Specific asset or liability pools....   (4,323)      215      1,574     2,408       126          -
- ----------------------------------------------------------------------------------------------------
Interest rate sensitivity gap..........  $   901   $  (960)  $    112   $   909   $  (962)  $      -
- ----------------------------------------------------------------------------------------------------
Cumulative gap.........................  $   901   $   (59)  $     53   $   962   $     -   $      -
- ----------------------------------------------------------------------------------------------------
Cumulative gap as a % of total assets..      0.7%      0.0%       0.0%      0.8%      0.0%       0.0%
- ----------------------------------------------------------------------------------------------------

The Corporation's policy is to limit the cumulative one-year gap position, including asset and liability management, or "ALM", derivatives, to within 4% of total assets. As of June 30, 1996, the cumulative one-year gap position was 0.0% of total assets. The Corporation uses off-balance-sheet transactions, principally interest rate swaps, to adjust the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, to remain structurally neutral to interest rate changes. As shown in the table above, the net result of ALM derivatives was to reduce the cumulative one-year gap position from 4.0% to 0.0% of total assets.

In addition to static gap analysis, an earnings simulation analysis and a value-at-risk measure are performed to identify more dynamic interest rate risk exposures of the businesses, including embedded option positions. The earnings simulation analysis estimates the effect that specific interest rate changes would have on pretax earnings. The Corporation's policy is to limit the change in annual pretax earnings to $100 million from an immediate parallel change in interest rates of 200 basis points. As of June 30, 1996, the Corporation had the following estimated earnings sensitivity profile.

- ---------------------------------------------------
                          Immediate Change in Rates
(In millions)                 +200 bp      -200 bp
                          -------------------------
- ---------------------------------------------------
Pretax earnings change...        $2           $1
- ---------------------------------------------------

Access to the derivatives market is an important element in maintaining the interest rate risk position within policy guidelines. At June 30, 1996, the notional principal amount of ALM interest rate swaps totaled $10.2 billion, including $4.9 billion against specific transactions and $5.3 billion against specific pools of assets or liabilities. The following table summarizes the interest rate swaps used for asset and liability management purposes.


ASSET AND LIABILITY MANAGEMENT SWAPS-NOTIONAL PRINCIPAL
- --------------------------------------------------------------------------------------------------------
June 30, 1996
                                              Receive Fixed          Pay Fixed           Basis
(In millions)                                  Pay Floating       Receive Floating       Swaps    Total
- --------------------------------------------------------------------------------------------------------

                                             Specific   Pool      Specific    Pool        Pool
                                             --------  ------     --------    ----        ----
Swaps associated with:
  Loans...............................         $    -  $1,006         $ 92    $  -        $  -  $ 1,098
  Investment securities...............              -       -          240       -           -      240
  Securitized credit card
   receivables........................              -     662            -       -           -      662
  Deposits............................             35   3,181            -       -           -    3,216
  Funds borrowed (including
   long-term debt)....................          4,514       -            -     200         240    4,954
                                               ------  ------         ----    ----        ----  -------
    Total.............................         $4,549  $4,849         $332    $200        $240  $10,170
                                               ======  ======         ====    ====        ====  =======
- --------------------------------------------------------------------------------------------------------

Substantially all ALM interest rate swaps are standard swap contracts. The table that follows summarizes the contractual maturities and weighted average pay and receive rates for the ALM swap position at June 30, 1996. The variable interest rates, which generally are the one-month, three-month and six-month LIBOR rates in effect on the date of repricing, are assumed to remain constant. However, the variable interest rates will change and would affect the related weighted average information presented in the table.

- ----------------------------------------------------------------------------------------
(Dollars in millions)      1996     1997     1998    1999    2000   Thereafter     Total
- ----------------------------------------------------------------------------------------
Receive fixed/pay
 floating swaps
   Notional amount.....  $1,571   $3,782   $1,083   $ 419   $ 278     $2,265     $ 9,398
   Weighted average
     Receive rate......    5.93%    5.96%    6.29%   6.32%   5.70%      7.03%       6.26%
     Pay rate..........    5.61%    5.61%    5.68%   5.76%   5.68%      5.65%       5.64%

Pay fixed/receive
 floating swaps
   Notional amount.....  $  122   $   97   $   57   $  83   $ 110     $   63     $   532
   Weighted average
     Receive rate......    5.58%    5.67%    5.78%   5.78%   5.56%      5.84%       5.68%
     Pay rate..........    6.92%    7.22%    8.07%   7.99%   7.74%      8.01%       7.56%

Basis swaps
   Notional amount.....  $    -   $    -   $  215   $  25   $   -     $    -     $   240
   Weighted average
     Receive rate......       -%       -%    5.69%   5.58%      -%         -%       5.68%
     Pay rate..........       -%       -%    5.61%   5.58%      -%         -%       5.61%
- ----------------------------------------------------------------------------------------
Total notional
 amount................  $1,693   $3,879   $1,355   $ 527   $ 388     $2,328     $10,170
- ----------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

The Corporation has developed policies and procedures to manage the level and composition of risk in its credit portfolio. The objective of this credit risk process is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction.

- -------------------------------------------------------------------------------------------------------
Selected Statistical Information
                                          June 30      March 31      Dec. 31      Sept. 30      June 30
(Dollars in millions)                       1996         1996          1995         1995          1995
- -------------------------------------------------------------------------------------------------------
At period-end
  Loans outstanding....................   $66,431       $64,253      $64,434       $61,076      $58,484
  Nonperforming loans..................       356           391          363           296          289
  Other real estate, net...............        33            39           34            36           36
  Nonperforming assets.................       389           430          397           332          325
  Allowance for credit losses..........     1,430         1,383        1,338         1,230        1,159
  Nonperforming assets/loans
   outstanding and other
   real estate, net....................       0.6%          0.7%         0.6%          0.5%         0.6%
  Allowance for credit losses/
   loans outstanding...................       2.2           2.2          2.1           2.0          2.0
  Allowance for credit losses/
   nonperforming loans.................       402           354          369           416          401

For the quarter ended
  Average loans........................   $64,534       $63,790      $62,258       $59,661      $57,727
  Net charge-offs......................       153           145          107            60           53
  Net charge-offs/average loans........       0.9%          0.9%         0.7%          0.4%         0.4%
- -------------------------------------------------------------------------------------------------------

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign) and consumer (credit card and other consumer) segments.

- -------------------------------------------------------------------------------------------------------
Loan Composition                          June 30      March 31      Dec. 31      Sept. 30      June 30
(In millions)                               1996          1996         1995          1995         1995
- -------------------------------------------------------------------------------------------------------
Commercial risk
  Domestic
    Commercial.........................   $26,237       $25,220      $25,551       $24,818      $24,826
    Real estate
      Construction.....................     1,193         1,191        1,151         1,116        1,103
      Other............................     5,665         5,897        6,103         6,107        5,885
    Lease financing....................     1,644         1,505        1,588         1,434        1,434
  Foreign..............................     3,790         3,487        3,726         3,605        3,683
                                          -------       -------      -------       -------      -------
          Total commercial.............    38,529        37,300       38,119        37,080       36,931
                                          -------       -------      -------       -------      -------
Consumer risk
  Credit cards.........................    10,441         9,722        9,649         7,597        6,198
  Secured by real estate (1)...........     9,231         9,228        8,933         8,816        8,095
  Automotive...........................     4,463         4,546        4,477         4,390        4,171
  Other................................     3,767         3,457        3,256         3,193        3,089
                                          -------       -------      -------       -------      -------
          Total consumer...............    27,902        26,953       26,315        23,996       21,553
                                          -------       -------      -------       -------      -------
          Total........................   $66,431       $64,253      $64,434       $61,076      $58,484
                                          =======       =======      =======       =======      =======
- -------------------------------------------------------------------------------------------------------

(1) Includes home equity loans.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in on- and off-balance-sheet credit exposure attributable to various financial instruments. The amount of the allowance is based on formal review and analysis of potential credit losses, as well as prevailing economic conditions. The Corporation also maintains a separate reserve for securitized credit card receivables as shown in the table below.

- ----------------------------------------------------------------------------------------------------
Allowance for Credit Losses                    June 30    March 31    Dec. 31    Sept. 30    June 30
(In millions)                                   1996        1996       1995        1995        1995
- ----------------------------------------------------------------------------------------------------
Balance, beginning of quarter.............      $1,383      $1,338     $1,230      $1,159     $1,212
- ----------------------------------------------------------------------------------------------------
Provision for credit losses...............         185         175        210         125         90
- ----------------------------------------------------------------------------------------------------
Charge-offs
 Commercial
  Domestic
   Commercial.............................          21          43         43          11         11
   Real estate............................           7           4          2           6         10
   Lease financing........................           2           2          1           1          -
  Foreign.................................           -           -          -           -          -
 Consumer
   Credit card............................         141         104         76          53         54
   Other..................................          20          21         23          18         15
                                                ------      ------     ------      ------     ------
    Total charge-offs.....................         191         174        145          89         90
- ----------------------------------------------------------------------------------------------------
Recoveries
 Commercial
  Domestic
   Commercial.............................           9          12         16          10         15
   Real estate............................           9           1          1           4          5
   Lease financing........................           -           -          1           -          -
  Foreign.................................           2           1          5           1          1
 Consumer
   Credit card............................          10           7          8           8          9
   Other..................................           8           8          7           6          7
                                                ------      ------     ------      ------     ------
    Total recoveries......................          38          29         38          29         37
- ----------------------------------------------------------------------------------------------------
Net charge-offs...........................         153         145        107          60         53
- ----------------------------------------------------------------------------------------------------
Transfers related to securitized
 credit card receivables..................          15          15          5           -        (90)
Other.....................................           -           -          -           6          -
- ----------------------------------------------------------------------------------------------------
Balance, end of quarter...................      $1,430      $1,383     $1,338      $1,230     $1,159
                                                ======      ======     ======      ======     ======
====================================================================================================
Reserve related to securitized
 credit card receivables..................      $  256      $  277     $  302      $  313     $  319
                                                ======      ======     ======      ======     ======
- ----------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS

The following table shows the trend in commercial nonperforming assets, including a breakdown of commercial real estate assets.

- --------------------------------------------------------------------------------
Nonperforming Assets               June 30  March 31  Dec. 31  Sept. 30  June 30
(In millions)                       1996      1996     1995      1995     1995
- --------------------------------------------------------------------------------
Nonperforming loans
  Commercial real estate.........    $ 102     $ 117    $  91     $ 108    $ 128
  Other..........................      254       274      272       188      161
                                     -----     -----    -----     -----    -----
    Total nonperforming loans....      356       391      363       296      289
                                     -----     -----    -----     -----    -----
Other real estate, net...........       33        39       34        36       36
                                     -----     -----    -----     -----    -----
    Total nonperforming assets...    $ 389     $ 430    $ 397     $ 332    $ 325
                                     =====     =====    =====     =====    =====
- --------------------------------------------------------------------------------

COMMERCIAL RISK MANAGEMENT

The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

Commercial loans totaled $38.5 billion at June 30, 1996, up 1% from December 31, 1995, and up 4% from June 30, 1995.

During the second quarter, charge-offs net of recoveries were $10 million in the commercial portfolio and total nonperforming assets totaled $389 million.

COMMERCIAL REAL ESTATE

Commercial real estate loans include loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

Commercial real estate loans totaled $6.9 billion at June 30, 1996, down 5% from December 31, 1995. Commercial real estate loans totaled $7.0 billion at June 30, 1995.

During the second quarter, net recoveries in the commercial real estate portfolio were $2 million, and nonperforming commercial real estate assets, including other real estate, totaled $135 million at June 30, 1996.

CONSUMER RISK MANAGEMENT

Consumer loans consist of credit card receivables as well as home mortgage loans, home equity loans, automobile financing and other forms of consumer installment credit. Consumer loans totaled $27.9 billion at June 30, 1996, up 29% from $21.6 billion a year ago. Including securitized credit card receivables, these loans totaled $35.2 billion at June 30, 1996, up 19% from a year ago.

Total managed credit card receivables (i.e. those held in the portfolio and those sold to investors through securitization) were $17.8 billion at June 30, 1996, up 25% from a year earlier.

- --------------------------------------------------------------------------------
Consumer Loans                     June 30  March 31  Dec. 31  Sept. 30  June 30
(In millions)                         1996      1996     1995      1995     1995
- --------------------------------------------------------------------------------
Credit card loans................  $10,441   $ 9,722  $ 9,649   $ 7,597  $ 6,198

Securitized credit card
 receivables.....................    7,336     7,553    7,877     7,986    7,986
                                   -------   -------  -------   -------  -------
  Total managed credit card
    receivables..................   17,777    17,275   17,526    15,583   14,184
Other consumer loans
  Secured by real estate (1).....    9,231     9,228    8,933     8,816    8,095
  Automotive.....................    4,463     4,546    4,477     4,390    4,171
  Other..........................    3,767     3,457    3,256     3,193    3,089
                                   -------   -------  -------   -------  -------
    Other consumer loans.........   17,461    17,231   16,666    16,399   15,355
                                   -------   -------  -------   -------  -------
     Total.......................  $35,238   $34,506  $34,192   $31,982  $29,539
                                   =======   =======  =======   =======  =======
- --------------------------------------------------------------------------------

(1) Includes home equity loans.

Credit card receivables represent the most significant risk element in the consumer portfolio. There has been a significant increase in credit card net charge-off rates as presented in the table below.

- -------------------------------------------------------------------------------
Credit Card Receivables                        For the Quarter Ended
                               June 30   March 31   Dec. 31   Sept. 30  June 30
(Dollars in millions)             1996       1996      1995       1995     1995
- -------------------------------------------------------------------------------
Average balances:
 Credit card loans............ $ 9,814    $ 9,380   $ 8,034    $ 6,772  $ 6,485
 Securitized credit card
  receivables.................   7,544      7,867     7,986      7,808    6,896
                               -------    -------   -------    -------  -------
   Total average managed credit
    card receivables.......... $17,358    $17,247   $16,020    $14,580  $13,381
                               =======    =======   =======    =======  =======
Total net charge-offs
 (including securitizations)..    $254       $206      $176       $144     $132
                                  ====       ====      ====       ====     ====
Net charge-offs/average
  total managed receivables...     5.9%       4.8%      4.4%       3.9%     4.0%
                                   ===        ===       ===        ===      ===
- -------------------------------------------------------------------------------

Credit card receivables are generally charged off no later than 180 days past due, or earlier in the event of bankruptcy. Current levels of unemployment and the increasing level of personal bankruptcy filings make reductions in the credit card charge-off rate unlikely in the near term. In response to these trends, the Corporation has tightened its credit management policies and practices.

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

The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The consistency of the Corporation's net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $15.2 million in the second quarter of 1996, and by $17.6 million in the first six months of 1996; net interest income in the second quarter and first six months of 1995 would have increased by $12.1 million and $2.9 million, respectively.

The sale of fixed- and floating-rate credit card receivables as securities to investors subjects servicing revenue to interest rate risk. Therefore, interest rate derivatives, whose terms match those of the credit card securitizations, are used to reduce this volatility. Without the use of these instruments, credit card fee revenue would have been reduced by $2.3 million in the second quarter of 1996, and by $4.3 million in the first six months of 1996. Credit card fee revenue in the second quarter and first six months of 1995 would also have been reduced by $1.6 million and $4.5 million, respectively.

Deferred gains and losses on the early termination of interest rate swaps totaled a net deferred gain of $2.3 million as of June 30, 1996. A significant portion of these deferred gains was related to securitized credit card receivables. This amount is scheduled to be amortized into income in the following periods: $5.2 million in the remainder of 1996, $(0.8) million in 1997, $(0.7) million in 1998, $(0.3) million in 1999, and $(1.1) million thereafter.

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

- ------------------------------------------------------------------------
June 30, 1996 (In billions)
- ------------------------------------------------------------------------
Gross credit exposure............................................  $20.9

Less additional exposure based on estimate of potential adverse
  position exposure..............................................    8.8
                                                                   -----
Gross fair value exposure........................................  $12.1
                                                                   =====
- ------------------------------------------------------------------------
Gross fair value exposure........................................  $12.1

Less netting adjustments due to master netting agreements........    6.9

Plus unrecognized net loss due to nontrading activities..........      -
                                                                   -----
Balance sheet exposure...........................................  $ 5.2
                                                                   =====
- ------------------------------------------------------------------------

At December 31, 1995, the gross credit exposure and the gross fair value exposure resulting from derivative financial instruments were $19.8 billion and $13.0 billion, respectively. At March 31, 1996, the gross credit exposure was $21.2 billion and the gross fair value exposure was $12.3 billion. The increase in gross credit exposure and incremental potential adverse position exposure during the first six months of 1996 was primarily a result of new activity. In the first six months of 1996, there were no charge-offs associated with derivative financial instruments.

CAPITAL MANAGEMENT
Selected Capital Ratios

- ------------------------------------------------------------------------------------------------------------------
                                     June 30   March 31   Dec. 31   Sept. 30   June 30                  Corporate
Quarter Ended                          1996      1996       1995      1995       1995                   Guideline
- -----------------------------------------------------------------------------------------------------------------
Common equity/total assets (1).....      7.6%       7.3%      6.9%       6.8%      6.7%                       N/A
Tangible common equity ratio (1)...      7.1        6.9       6.4        6.3       6.3                        N/A
Stockholders' equity/total assets..      7.8        7.5       6.9        6.8       6.8                        N/A
Risk-based capital ratios (1)
   Tier 1..........................      8.1        8.1       7.8        8.2       8.5                        7-8%
   Total...........................     12.2       12.3      11.8       12.4      12.8                      11-12%
Leverage ratio (1).................      7.6        7.3       6.9        6.9       7.0                    5.5-7.0%
Double leverage ratio..............      114        115       115        114       112  less than or equal to 120%
Dividend payout ratio (2)..........       33         35        29         31        33                      30-40%
- -----------------------------------------------------------------------------------------------------------------

(1)  Net of investment in FCCM.
(2)  Fourth-quarter 1995 excludes merger-related charges.
N/A - Not Applicable.

Capital represents the stockholders' investment on which the Corporation strives to generate attractive returns. It supports business growth and provides protection to depositors and creditors. Management believes that capital is the foundation of a cohesive risk management framework because it links return with risk. Capital adequacy objectives have been developed for the Corporation and its major banking subsidiaries to meet these needs and also to maintain a well-capitalized regulatory position.

ECONOMIC CAPITAL

An economic capital framework has been constructed to allocate capital to business segments, products and customers based on the amount and type of risk inherent in the activity. Once economic capital is assigned, returns can be computed to determine if the activity earns an adequate return on risk.

The Corporation intends to maintain capital commensurate with its risk profile and intermediary requirements, and to deploy its capital resources in activities that earn attractive returns for stockholders. Total economic capital will vary proportionately with the level and risk of its businesses and products. During the second quarter of 1996, credit risk consumed the largest amount of economic capital.

The Corporation has also established a capital level that it believes is necessary to provide management flexibility while maintaining an adequate base for its risk profile and in relation to its peers. This target, or intermediary capital, is expressed in terms of Tier 1 capital and ranges from 7% to 8%.

The Corporation's average common equity during the second quarter of 1996 and the previous four quarters exceeded its economic capital -- that needed for current business risks. Excess capital, defined as common equity above the intermediary capital target, is available for core business investment and acquisitions. If attractive long-term opportunities are not available over time in core businesses, management intends to return any excess capital to stockholders. During the first six months of 1996, there was minimal excess capital, primarily due to the impact of merger-related charges taken in the fourth quarter of 1995.

Integral to any successful capital management program is the ability to generate acceptable returns on stockholders' capital. The Corporation has been able to earn attractive returns on equity. Before merger-related charges, the return on average common stockholders' equity has been consistently above 15% -- the Corporation's minimum goal.

RESCISSION OF PRE-MERGER STOCK REPURCHASE PROGRAMS

In July 1996, the Corporation rescinded remaining authorizations to repurchase common shares established under pre-merger programs of both First Chicago Corporation and NBD Bancorp, Inc. Since the merger, the Corporation has repurchased approximately 400,000 shares, all of which relate to shares issued in a purchase business combination completed in the second quarter of 1996.

OTHER CAPITAL ACTIVITIES

In August 1995, the Corporation's $120.5 million issue of Preferred Stock, Series A, was redeemed, reducing quarterly dividend requirements by $2.1 million. Regulatory total capital was increased in February 1996 through the issuance of $150 million of subordinated debt.

REGULATORY CAPITAL

The Corporation endeavors to maintain regulatory capital ratios, including those of the major banking subsidiaries, in excess of the well-capitalized guidelines. To ensure this goal is met, target ranges of 7% to 8% have been established for Tier 1 capital and 11% to 12% for total risk-based capital. As shown in the table on page 24, the Corporation's risk-based capital ratios for Tier 1 and total capital exceeded the regulatory well-capitalized guidelines of 6% and 10%, respectively.

The following table shows the components of regulatory risk-based capital and risk-weighted assets.

- ---------------------------------------------------------------------------------------
                                                       June 30      Dec. 31     June 30
(In millions)                                            1996        1995        1995
- ---------------------------------------------------------------------------------------
Regulatory Risk-Based Capital
Tier 1 capital....................................     $  8,260     $ 7,750     $ 7,852
Tier 2 capital....................................        4,093       4,017       4,019
                                                       --------     -------     -------
      Total capital...............................     $ 12,353     $11,767     $11,871
                                                       ========     =======     =======

Regulatory Risk-Weighted Assets
Balance sheet risk-weighted assets................     $ 71,937     $71,040     $65,540
Off-balance-sheet risk-weighted assets............       29,634      28,403      27,124
                                                       --------     -------     -------
      Total risk-weighted assets..................     $101,571     $99,443     $92,664
                                                       ========     =======     =======
- ---------------------------------------------------------------------------------------

The Corporation's major banking subsidiaries have exceeded the regulatory well-capitalized guidelines as shown in the following tables. Major banking subsidiaries include: The First National Bank of Chicago (FNBC), FCC National Bank (FCCNB), American National Bank and Trust Company of Chicago (ANB), NBD Bank (Michigan) (NBD Michigan), and NBD Bank, N.A. (Indiana)(NBD Indiana).

- -----------------------------------------------------------------------
                                                        NBD       NBD
                             FNBC    FCCNB      ANB   Michigan  Indiana
- -----------------------------------------------------------------------
June 30, 1996
 Risk-based capital ratios
   Tier 1 capital..........   7.0%     8.6%     8.9%     8.9%    10.6%
   Total capital...........  10.5     11.5     11.2     12.6     11.8

Leverage ratio.............   5.8      9.4      9.4      9.5      8.7
- -----------------------------------------------------------------------
                                                        NBD       NBD
                             FNBC    FCCNB      ANB   Michigan  Indiana
- -----------------------------------------------------------------------
March 31, 1996
Risk-based capital ratios
   Tier 1 capital..........   7.8%     9.7%     9.2%     8.1%    10.6%
   Total capital...........  11.6     13.0     11.6     11.5     11.8

Leverage ratio.............   6.2      9.7      9.4      8.1      8.7
- -----------------------------------------------------------------------
                                                        NBD       NBD
                             FNBC    FCCNB      ANB   Michigan  Indiana
- -----------------------------------------------------------------------
December 31, 1995
Risk-based capital ratios
   Tier 1 capital..........   7.6%    10.0%     9.2%     7.6%    10.3%
   Total capital...........  11.3     12.1     11.5     10.9     11.5

Leverage ratio.............   5.9     11.7      9.2      7.4      7.9
- -----------------------------------------------------------------------

It is important to note that by maintaining regulatory well-capitalized status, these banks benefit from lower FDIC deposit premiums.


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30   December 31    June 30
(Dollars in millions)                                                                         1996          1995       1995
- ----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks................................................................   $  6,898      $  7,297   $  6,021
Interest-bearing due from banks........................................................      7,348        10,241     10,063
Federal funds sold and securities under resale agreements..............................      9,908        11,698     14,412
Trading assets.........................................................................      6,688         8,150      7,849
Derivative product assets..............................................................      5,165         6,713      8,966
Investment securities (fair values--$7,507, $9,449 and $13,811, respectively)..........      7,507         9,449     13,675
Loans (net of unearned income--$664, $610 and $498, respectively)......................     66,431        64,434     58,484
Allowance for credit losses............................................................     (1,430)       (1,338)    (1,159)
Premises and equipment.................................................................      1,416         1,423      1,348
Customers' acceptance liability........................................................        721           729        721
Other assets...........................................................................      3,062         3,206      2,800
                                                                                          --------      --------   --------
          Total assets.................................................................   $113,714      $122,002   $123,180
                                                                                          ========      ========   ========
- ----------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits
  Demand...............................................................................   $ 14,482      $ 15,234   $ 13,747
  Savings..............................................................................     20,890        20,180     19,897
  Time.................................................................................     15,816        15,919     15,317
  Foreign offices......................................................................     13,405        17,773     17,358
                                                                                          --------      --------   --------
          Total deposits...............................................................     64,593        69,106     66,319
Federal funds purchased and securities under repurchase agreements.....................     11,630        15,711     19,665
Other short-term borrowings............................................................     12,497         9,802      8,930
Long-term debt.........................................................................      7,951         8,163      8,065
Acceptances outstanding................................................................        721           729        721
Derivative product liabilities.........................................................      5,213         6,723      8,639
Other liabilities......................................................................      2,282         3,318      2,481
                                                                                          --------      --------   --------
          Total liabilities............................................................    104,887       113,552    114,820

- ----------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock........................................................................        488           489        611
Common stock--$1 par value.............................................................        319           319        330
  Number of shares authorized--750,000,000; 750,000,000; and 500,000,000, respectively
  Number of shares issued--318,920,406; 318,535,798; and 329,996,101, respectively
  Number of shares outstanding--316,998,429; 315,241,109; and 319,535,900, respectively
Surplus................................................................................      2,176         2,185      2,543
Retained earnings......................................................................      5,954         5,497      5,250
Fair value adjustment on investment securities available-for-sale......................         17           112        (39)
Deferred compensation..................................................................        (58)          (39)       (40)
Accumulated translation adjustment.....................................................          7             8         10
Treasury stock at cost--1,921,977; 3,294,689; and 10,460,201 shares, respectively......        (76)         (121)      (305)
                                                                                          --------      --------   --------
          Stockholders' equity.........................................................      8,827         8,450      8,360
                                                                                          --------      --------   --------
          Total liabilities and stockholders' equity...................................   $113,714      $122,002   $123,180
                                                                                          ========      ========   ========
- ----------------------------------------------------------------------------------------------------------------------------


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended          Six Months Ended
                                                                                        June 30                   June 30
(In millions, except per share data)                                               1996          1995         1996         1995
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.......................................................     $1,416        $1,292       $2,828       $2,544
Bank balances...............................................................        123           162          269          305
Federal funds sold and securities under resale agreements...................        163           241          340          486
Trading assets..............................................................        104           104          227          194
Investment securities--taxable..............................................         94           184          203          385
Investment securities--tax-exempt...........................................         22            28           47           56
                                                                               --------      --------     --------     --------
          Total.............................................................      1,922         2,011        3,914        3,970
- -------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits....................................................................        545           653        1,137        1,240
Federal funds purchased and securities under repurchase agreements..........        190           296          415          602
Other short-term borrowings.................................................        139           132          292          265
Long-term debt..............................................................        138           146          275          285
                                                                               --------      --------     --------     --------
          Total.............................................................      1,012         1,227        2,119        2,392
- -------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME.........................................................        910           784        1,795        1,578
Provision for credit losses.................................................        185            90          360          175
                                                                               --------      --------     --------     --------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.......................        725           694        1,435        1,403
- -------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits....................................................         22            22           58           77
Equity securities gains.....................................................         85            60          134          115
Investment securities gains.................................................          3             -           25            1
                                                                               --------      --------     --------     --------
  Market-driven revenue.....................................................        110            82          217          193
Credit card fee revenue.....................................................        220           224          427          425
Fiduciary and investment management fees....................................         98            97          198          193
Service charges and commissions.............................................        195           187          384          361
Other.......................................................................         20            41           43           62
                                                                               --------      --------     --------     --------
          Total.............................................................        643           631        1,269        1,234
- -------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits..............................................        426           414          862          823
Occupancy expense of premises, net..........................................         64            65          131          129
Equipment rentals, depreciation and maintenance.............................         55            55          110          109
FDIC insurance expense......................................................          2            26            4           52
Amortization of intangible assets...........................................         18            23           36           46
Other.......................................................................        249           238          499          461
                                                                               --------      --------     --------     --------
          Total.............................................................        814           821        1,642        1,620
- -------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES..................................................        554           504        1,062        1,017
Applicable income taxes.....................................................        193           173          361          350
                                                                               --------      --------     --------     --------
NET INCOME..................................................................     $  361        $  331       $  701       $  667
                                                                               ========      ========     ========     ========
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY......................     $  353        $  321       $  685       $  647
                                                                               ========      ========     ========     ========
- -------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  NET INCOME-PRIMARY........................................................      $1.10         $0.99        $2.14        $2.00
  NET INCOME-FULLY DILUTED..................................................      $1.09         $0.98        $2.12        $1.97
- -------------------------------------------------------------------------------------------------------------------------------


First Chicago NBD Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
- -------------------------------------------------------------------------------------------------------
Six Months Ended June 30
(In millions)                                                                           1996       1995
- -------------------------------------------------------------------------------------------------------
PREFERRED STOCK
  Balance, beginning of period..............................................        $    489   $    611
  Conversion of preferred stock.............................................              (1)         -
                                                                                    --------   --------
  Balance, end of period....................................................             488        611
                                                                                    --------   --------

COMMON STOCK
  Balance, beginning of period..............................................             319        329
  Issuance of stock.........................................................               -          1
                                                                                    --------   --------
  Balance, end of period....................................................             319        330
                                                                                    --------   --------

CAPITAL SURPLUS
  Balance, beginning of period..............................................           2,185      2,555
  Issuance of common stock..................................................               -         10
  Issuance of treasury stock................................................             (40)       (11)
  Acquisition of subsidiaries...............................................              17         (6)
  Cancellation of shares held in treasury...................................               -         (8)
  Common stock subscribed...................................................               -          3
  Other.....................................................................              14          -
                                                                                    --------   --------
  Balance, end of period....................................................           2,176      2,543
                                                                                    --------   --------

RETAINED EARNINGS
  Balance, beginning of period..............................................           5,497      4,808
  Net income................................................................             701        667
  Cash dividends declared on common stock...................................            (228)      (205)
  Cash dividends declared on preferred stock................................             (16)       (20)
                                                                                    --------   --------
  Balance, end of period....................................................           5,954      5,250
                                                                                    --------   --------

FAIR VALUE ADJUSTMENT ON INVESTMENT SECURITIES
  AVAILABLE-FOR-SALE
  Balance, beginning of period..............................................             112       (158)
  Change in fair value, net of taxes........................................             (95)       119
                                                                                    --------   --------
  Balance, end of period....................................................              17        (39)
                                                                                    --------   --------

DEFERRED COMPENSATION
  Balance, beginning of period..............................................             (39)       (33)
  Awards granted............................................................             (31)       (14)
  Amortization of deferred compensation.....................................              11         10
  Other.....................................................................               1         (3)
                                                                                    --------   --------
  Balance, end of period....................................................             (58)       (40)
                                                                                    --------   --------

ACCUMULATED TRANSLATION ADJUSTMENT
  Balance, beginning of period..............................................               8          7
  Translation gain (loss), net of taxes.....................................              (1)         3
                                                                                    --------   --------
  Balance, end of period....................................................               7         10
                                                                                    --------   --------

TREASURY STOCK
  Balance, beginning of period..............................................            (121)      (310)
  Purchase of common stock..................................................             (17)      (197)
  Acquisition of subsidiaries...............................................               -        154
  Cancellation of shares held in treasury...................................               -          8
  Issuance of stock.........................................................              62         40
                                                                                    --------   --------
  Balance, end of period....................................................             (76)      (305)
                                                                                    --------   --------

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD...................................        $  8,827   $  8,360
                                                                                    ========   ========
- -------------------------------------------------------------------------------------------------------


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
- ---------------------------------------------------------------------------------------------------------------
Six Months Ended June 30 (In millions)                                                       1996          1995
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income............................................................................   $    701       $   667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization.......................................................        125           137
  Provision for credit losses.........................................................        360           175
  Equity securities gains.............................................................       (134)         (115)
  Net (increase) decrease in net derivative product balances..........................         38           (51)
  Net (increase) decrease in trading assets...........................................      1,479        (2,760)
  Net (increase) in loans held for sale...............................................        (13)          (16)
  Net (increase) decrease in accrued income receivable................................         80           (70)
  Net increase (decrease) in accrued expenses payable.................................        (37)            7
  Net (increase) decrease in other assets.............................................       (113)          181
  Other noncash adjustments...........................................................       (183)          (20)
                                                                                         --------      --------
  Total adjustments...................................................................      1,602        (2,532)

Net cash provided by (used in) operating activities...................................      2,303        (1,865)
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold and securities under resale agreements..      1,790          (711)
Purchase of investment securities--available-for-sale.................................     (2,164)       (2,266)
Purchase of debt investment securities--held-to-maturity..............................          -          (116)
Purchase of equity securities--fair value.............................................        (49)         (118)
Proceeds from maturities of debt securities--available-for-sale.......................      1,825         1,644
Proceeds from maturities of debt securities--held-to-maturity.........................          -           615
Proceeds from sales of investment securities--available-for-sale......................      2,090         1,892
Proceeds from sales of equity securities--fair value..................................         78           326
Net (increase) in loans...............................................................     (2,461)       (2,963)
Loan recoveries.......................................................................         67            77
Net proceeds from sales of assets held for accelerated disposition....................          -            51
Purchases of premises and equipment...................................................       (148)         (139)
Proceeds from sales of premises and equipment.........................................         56            35
Net cash and cash equivalents due to acquisitions and dispositions....................       (250)           25
                                                                                         --------      --------

Net cash provided by (used in) investing activities...................................        834        (1,648)
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits...................................................     (3,745)          507
Net increase (decrease) in federal funds purchased and securities under repurchase
 agreements...........................................................................     (4,081)        2,747
Net increase in other short-term borrowings...........................................      2,695           498
Proceeds from issuance of long-term debt..............................................      1,291         1,199
Repayment of long-term debt...........................................................     (1,534)         (415)
Net (decrease) in other liabilities...................................................       (437)         (229)
Dividends paid........................................................................       (243)         (225)
Proceeds from issuance of common and treasury stock...................................         17            29
Repurchase of common stock............................................................        (17)         (197)
                                                                                         --------      --------
Net cash provided by (used in) financing activities...................................     (6,054)        3,914
- ---------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents..........................       (375)          134
- ---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents..................................     (3,292)          535
Cash and cash equivalents at beginning of period......................................     17,538        15,549
                                                                                         --------      --------
Cash and cash equivalents at end of period............................................   $ 14,246       $16,084
                                                                                         ========      ========
- ---------------------------------------------------------------------------------------------------------------

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

- ----------------------------------------------------------

                                          Six Months Ended
(In millions)                                 June 30
                                           1996     1995
- ----------------------------------------------------------
PRIMARY
  Net income............................   $  701   $  667
  Preferred stock dividends.............       16       20
                                           ------   ------
  Net income attributable to common
    stockholders' equity................   $  685   $  647
                                           ======   ======
  Average number of common and
    common-equivalent shares............    319.7    323.5
                                           ======   ======
FULLY DILUTED
  Net income............................   $  701   $  667
  Preferred stock dividends, excluding
    convertible Series B................       10       14
                                           ------   ------
  Fully diluted net income..............   $  691   $  653
                                           ======   ======
  Average number of shares,
    assuming full dilution..............    326.4    330.5
                                           ======   ======
- ----------------------------------------------------------

Note 3
- ------

At June 30, 1996, credit card receivables aggregated $10.4 billion. These receivables are available for sale at face value through credit card securitization programs.


Note 4
- ------

The accelerated asset disposition portfolio was established in September 1992. Nonperforming assets in this portfolio totaled $22 million at June 30, 1996, compared with $22 million at year-end 1995 and $27 million a year ago.


Note 5
- ------

Nonperforming loans are generally identified as "impaired loans." At June 30, 1996, the recorded investment in loans considered impaired was $356 million, which required a related allowance for credit losses of $77 million. Substantially all of the $356 million in impaired loans required the establishment of an allocated reserve. The average recorded investment in impaired loans was approximately $371 million for the quarter ended June 30, 1996. The Corporation recognized interest income associated with impaired loans of $4 million during the quarter.

Loans 90 days or more past due and still accruing interest amounted to $197 million at June 30, 1996, compared with $197 million at December 31, 1995, and $105 million at June 30, 1995.


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

In June of 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which primarily establishes a new approach for determining whether a transfer of assets is recorded as a sale or a secured borrowing. The new Statement is not expected to have a significant effect on the Corporation's financial position or results of operations.


Note 7
- ------

The ratio of income to fixed charges for the six months ended June 30, 1996, excluding interest on deposits was 2.1x, and including interest on deposits was 1.5x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

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


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- ---------------------------------------------------------------------------------------
                                            Investment Securities--Available-for-Sale
                                         ----------------------------------------------
                                                         Gross       Gross
                                         Amortized  Unrealized  Unrealized   Fair Value
June 30, 1996 (In millions)                   Cost       Gains      Losses  (Book Value)
- ---------------------------------------------------------------------------------------
U.S. Treasury..........................     $1,881        $  1        $ 18       $1,864
U.S. government agencies
  Mortgage-backed securities...........      3,039          49          57        3,031
  Collateralized mortgage obligations..          3           -           -            3
  Other................................         58           1           -           59
States and political subdivisions......      1,267          57           5        1,319
Other debt securities..................        146           2           -          148
Equity securities (1)(2)...............        978         177          72        1,083
                                            ------        ----        ----       ------
    Total..............................     $7,372        $287        $152       $7,507
                                            ======        ====        ====       ======
- ---------------------------------------------------------------------------------------

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

- -----------------------------------------------------------------------------------------------------
                              Three Months Ended June 30, 1996       Three Months Ended June 30, 1995
                          ------------------------------------  -------------------------------------
                                      Credit Card                           Credit Card
(In millions)             Reported  Securitizations   Adjusted  Reported  Securitizations    Adjusted
- -----------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..      $935             $168     $1,103      $808             $166        $974
Provision for credit
  losses................       185              117        302        90               78         168
Noninterest income......       643              (51)       592       631              (88)        543
Noninterest expense.....       814                -        814       821                -         821
Net income..............       361                -        361       331                -         331

Assets--quarter-end.....  $113,714           $7,336   $121,050  $123,180           $7,986    $131,166
      --average.........   116,280            7,544    123,824   123,795            6,896     130,691
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------
                                Six Months Ended June 30, 1996         Six Months Ended June 30, 1995
                          ------------------------------------  -------------------------------------
                                      Credit Card                            Credit Card
(In millions)             Reported  Securitizations   Adjusted  Reported  Securitizations    Adjusted
- -----------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..  $  1,848           $  336   $  2,184  $  1,623           $  304    $  1,927
Provision for credit
  losses................       360              215        575       175              140         315
Noninterest income......     1,269             (121)     1,148     1,234             (164)      1,070
Noninterest expense.....     1,642                -      1,642     1,620                -       1,620
Net income..............       701                -        701       667                -         667
Assets--quarter-end.....  $113,714           $7,336   $121,050  $123,180           $7,986    $131,166
      --average.........   118,494            7,706    126,200   120,484            6,461     126,945
- -----------------------------------------------------------------------------------------------------


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
FIVE-QUARTER CONSOLIDATED INCOME STATEMENT
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended
                                                                        June 30   March 31       Dec. 31       Sept. 30    June 30
(Dollars in millions, except per share data)                               1996       1996          1995           1995       1995
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees................................................    $1,416     $1,412        $1,398         $1,318     $1,292
Bank balances........................................................       123        146           154            161        162
Federal funds sold and securities under resale agreements............       163        177           206            230        241
Trading assets.......................................................       104        123           132            141        104
Investment securities--taxable.......................................        94        109           133            176        184
Investment securities--tax-exempt....................................        22         25            43             28         28
                                                                         ------     ------        ------         ------     ------
          Total......................................................     1,922      1,992         2,066          2,054      2,011
- ----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits.............................................................       545        592           664            677        653
Federal funds purchased and securities under repurchase
 agreements..........................................................       190        225           286            304        296
Other short-term borrowings..........................................       139        153           142            131        132
Long-term debt.......................................................       138        137           140            146        146
                                                                         ------     ------        ------         ------     ------
          Total......................................................     1,012      1,107         1,232          1,258      1,227
- ----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME..................................................       910        885           834            796        784
Provision for credit losses..........................................       185        175           210            125         90
                                                                         ------     ------        ------         ------     ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES................       725        710           624            671        694
- ----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits.............................................        22         36            48             85         22
Equity securities gains..............................................        85         49            72             66         60
Investment securities gains (losses).................................         3         22           (19)             2          -
                                                                         ------     ------        ------         ------     ------
     Market-driven revenue...........................................       110        107           101            153         82
Credit card fee revenue..............................................       220        207           228            248        224
Fiduciary and investment management fees.............................        98        100           114             97         97
Service charges and commissions......................................       195        189           190            184        187
Other................................................................        20         23            22             20         41
                                                                         ------     ------        ------         ------     ------
          Total......................................................       643        626           655            702        631
- ----------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.......................................       426        436           432            437        414
Occupancy expense of premises, net...................................        64         67            54             69         65
Equipment rentals, depreciation and maintenance......................        55         55            63             53         55
FDIC insurance expense...............................................         2          2             4              2         26
Amortization of intangible assets....................................        18         18            21             21         23
Other................................................................       249        250           247            245        238
                                                                         ------     ------        ------         ------     ------
          Subtotal...................................................       814        828           821            827        821
Merger-related charges...............................................         -          -           267              -          -
                                                                         ------     ------        ------         ------     ------
          Total......................................................       814        828         1,088            827        821
- ----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES...........................................       554        508           191            546        504
Applicable income taxes..............................................       193        168            65            189        173
                                                                         ------     ------        ------         ------     ------
NET INCOME...........................................................    $  361     $  340        $  126         $  357     $  331
                                                                         ======     ======        ======         ======     ======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY...............    $  353     $  332        $  119         $  347     $  321
                                                                         ======     ======        ======         ======     ======
- ----------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  NET INCOME - PRIMARY...............................................     $1.10      $1.04         $0.37          $1.07      $0.99
  NET INCOME - FULLY DILUTED.........................................     $1.09      $1.03         $0.37          $1.06      $0.98
- ----------------------------------------------------------------------------------------------------------------------------------
Average number of common and common-equivalent shares (in millions)..     320.2      319.2         320.0          324.4      322.8
Average number of shares, assuming full dilution (in millions).......     326.9      326.2         326.9          331.8      329.9


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- ------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
- ------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                                   June 30, 1996                March 31, 1996
- ------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                   Average             Average    Average              Average
(Dollars in millions)                                        Balance   Interest     Rate    Balance   Interest      Rate
- ------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing due from banks..........................   $  8,765     $  123     5.64%  $  9,686     $  146      6.06%
Federal funds sold and securities under resale
 agreements..............................................     12,264        163     5.35     13,465        177      5.29
Trading assets...........................................      7,312        105     5.78      8,797        124      5.67
Investment securities
  U.S. government and federal agency.....................      5,171         87     6.77      6,197        105      6.81
  States and political subdivisions......................      1,354         30     8.91      1,428         32      9.01
  Other..................................................      1,164         18     6.22      1,266         17      5.40
                                                            --------     ------     ----   --------     ------      ----
    Total investment securities..........................      7,689        135     7.06      8,891        154      6.97
Loans (1)(2)
  Domestic offices.......................................     60,981      1,361     9.09     60,315      1,358      9.17
  Foreign offices........................................      3,553         60     6.79      3,475         61      7.06
                                                            --------     ------     ----   --------     ------      ----
    Total loans..........................................     64,534      1,421     8.96     63,790      1,419      9.05
                                                            --------     ------     ----   --------     ------      ----
    Total earning assets (3).............................    100,564      1,947     7.79    104,629      2,020      7.77
Cash and due from banks..................................      6,330                          6,081
Allowance for credit losses..............................     (1,378)                        (1,335)
Other assets.............................................     10,764                         11,333
                                                            --------                       --------
    Total assets.........................................   $116,280                       $120,708
                                                            ========                       ========
- ------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings................................................   $ 11,184     $   59     2.12%  $ 11,273     $   64      2.28%
  Money market...........................................      9,910         91     3.69      8,645         84      3.91
  Time...................................................     15,881        213     5.39     16,941        234      5.56
  Foreign offices........................................     14,324        182     5.11     15,707        210      5.38
                                                            --------     ------     ----   --------     ------      ----
    Total deposits--interest-bearing.....................     51,299        545     4.27     52,566        592      4.53
Federal funds purchased and securities under repurchase
  agreements.............................................     14,622        190     5.23     17,076        225      5.30
Other short-term borrowings..............................     10,947        139     5.11     11,774        153      5.23
Long-term debt...........................................      8,197        138     6.77      8,079        137      6.82
                                                            --------     ------     ----   --------     ------      ----
    Total interest-bearing liabilities...................     85,065      1,012     4.78     89,495      1,107      4.97
Demand deposits..........................................     13,863                         13,356
Other liabilities........................................      8,680                          9,314
Preferred stock..........................................        489                            490
Common stockholders' equity..............................      8,183                          8,053
                                                            --------                       --------
    Total liabilities and stockholders' equity...........   $116,280                       $120,708
                                                            ========                       ========
- ------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3).......................                $1,947     7.79%               $2,020      7.77%
Interest expense/earning assets..........................                 1,012     4.05                 1,107      4.26
                                                                         ------     ----                ------      ----
Net interest margin......................................                $  935     3.74%               $  913      3.51%
                                                                         ======     ====                ======      ====
- ------------------------------------------------------------------------------------------------------------------------

(1) Average lease-financing receivables are reduced by related deferred tax liabilities in calculating the average rate.
(2) Nonperforming loans are included in average balances used to determine the average rate.
(3) Includes tax-equivalent adjustments based on a 35% federal income tax rate.

- -------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------------
        December 31, 1995                       September 30, 1995                          June 30, 1995
- -------------------------------------------------------------------------------------------------------------------
 Average                 Average         Average                  Average          Average                  Average
 Balance    Interest        Rate         Balance     Interest        Rate          Balance     Interest        Rate
- -------------------------------------------------------------------------------------------------------------------
$ 10,155      $  154        6.02%       $ 10,460       $  161        6.11%        $ 10,117       $  162        6.42%

  13,911         206        5.88          15,789          230        5.78           16,043          241        6.03
   8,742         132        5.99           8,554          142        6.59            6,557          104        6.36

   8,356         143        6.79           9,842          167        6.73           10,583          180        6.82
   1,457          34        9.26           1,500           35        9.26            1,583           35        8.87
   1,308          21        6.37           1,925           22        4.53            1,926           14        2.92
- --------      ------        ----        --------       ------        ----         --------       ------        ----
  11,121         198        7.06          13,267          224        6.70           14,092          229        6.52

  58,537       1,343        9.22          56,260        1,261        9.02           54,412        1,237        9.24
   3,721          63        6.72           3,401           64        7.47            3,315           62        7.50
- --------      ------        ----        --------       ------        ----         --------       ------        ----
  62,258       1,406        9.07          59,661        1,325        8.93           57,727        1,299        9.14
- --------      ------        ----        --------       ------        ----         --------       ------        ----
 106,187       2,096        7.83         107,731        2,082        7.66          104,536        2,035        7.81
   6,141                                   5,992                                     6,862
  (1,234)                                 (1,179)                                   (1,193)
  12,679                                  12,194                                    13,590
- --------                                --------                                  --------
$123,773                                $124,738                                  $123,795
========                                ========                                  ========
- -------------------------------------------------------------------------------------------------------------------


$ 11,221      $   72        2.55%       $ 11,335       $   73        2.56%        $ 11,342       $   76        2.69%
   8,979          90        3.98           9,564           97        4.02            9,759           97        3.99
  18,529         271        5.80          17,368          260        5.94           16,886          250        5.94
  16,365         231        5.60          17,194          247        5.70           15,740          230        5.86
- --------      ------        ----        --------       ------        ----         --------       ------        ----
  55,094         664        4.78          55,461          677        4.84           53,727          653        4.87

  19,003         286        5.97          20,443          304        5.90           19,622          296        6.05
   8,986         142        6.27           8,962          131        5.80            9,550          132        5.54
   8,275         140        6.71           8,238          146        7.03            7,840          146        7.47
- --------      ------        ----        --------       ------        ----         --------       ------        ----
  91,358       1,232        5.35          93,104        1,258        5.36           90,739        1,227        5.42
  13,458                                  13,158                                    13,244
  10,469                                   9,972                                    11,532
     490                                     570                                       611
   7,998                                   7,934                                     7,669
- --------                                --------                                  --------
$123,773                                $124,738                                  $123,795
========                                ========                                  ========
- -------------------------------------------------------------------------------------------------------------------
              $2,096        7.83%                      $2,082        7.66%                       $2,035        7.81%
               1,232        4.60                        1,258        4.63                         1,227        4.71
              ------        ----                       ------        ----                        ------        ----
              $  864        3.23%                      $  824        3.03%                       $  808        3.10%
              ======        ====                       ======        ====                        ======        ====
- -------------------------------------------------------------------------------------------------------------------


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
- ----------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
- ----------------------------------------------------------------------------------------------------------------------------
Six Months Ended                                                   June 30, 1996                    June 30, 1995
- ----------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                  Average             Average    Average               Average
(Dollars in millions)                                       Balance   Interest     Rate    Balance   Interest       Rate
- ----------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing due from banks..........................  $  9,226     $  269     5.86%  $  9,715     $  305       6.33%
Federal funds sold and securities under resale
 agreements..............................................    12,864        340     5.32     16,552        486       5.92
Trading assets...........................................     8,054        229     5.72      5,953        195       6.61
Investment securities
  U.S. government and federal agency.....................     5,684        192     6.79     10,948        371       6.83
  States and political subdivisions......................     1,391         62     8.96      1,613         72       9.00
  Other..................................................     1,215         35     5.79      1,946         28       2.90
                                                           --------     ------     ----   --------     ------       ----
    Total investment securities..........................     8,290        289     7.01     14,507        471       6.55
Loans (1)(2)
  Domestic offices.......................................    60,649      2,719     9.13     53,658      2,439       9.29
  Foreign offices........................................     3,513        121     6.93      3,269        119       7.34
                                                           --------     ------     ----   --------     ------       ----
    Total loans..........................................    64,162      2,840     9.01     56,927      2,558       9.18
                                                           --------     ------     ----   --------     ------       ----
    Total earning assets (3).............................   102,596      3,967     7.77    103,654      4,015       7.81
Cash and due from banks..................................     6,206                          6,589
Allowance for credit losses..............................    (1,357)                        (1,188)
Other assets.............................................    11,049                         11,429
                                                           --------                       --------
    Total assets.........................................  $118,494                       $120,484
                                                           ========                       ========
- ----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings................................................  $ 11,228     $  123     2.20%  $ 11,495     $  153       2.68%
  Money market...........................................     9,278        175     3.79      9,272        182       3.96
  Time...................................................    16,411        447     5.48     16,743        477       5.75
  Foreign offices........................................    15,015        392     5.25     14,862        428       5.81
                                                           --------     ------     ----   --------     ------       ----
    Total deposits--interest-bearing.....................    51,932      1,137     4.40     52,372      1,240       4.77
Federal funds purchased and securities under repurchase
  agreements.............................................    15,849        415     5.27     20,359        602       5.96
Other short-term borrowings..............................    11,361        292     5.17      9,361        265       5.71
Long-term debt...........................................     8,138        275     6.80      7,626        285       7.54
                                                           --------     ------     ----   --------     ------       ----
    Total interest-bearing liabilities...................    87,280      2,119     4.88     89,718      2,392       5.38
Demand deposits..........................................    13,609                         13,200
Other liabilities........................................     8,998                          9,392
Preferred stock..........................................       489                            611
Common stockholders' equity..............................     8,118                          7,563
                                                           --------                       --------
    Total liabilities and stockholders' equity...........  $118,494                       $120,484
                                                           ========                       ========
- ----------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3).......................               $3,967     7.77%               $4,015       7.81%
Interest expense/earning assets..........................                2,119     4.15                 2,392       4.65
                                                                        ------     ----                ------       ----
Net interest margin......................................               $1,848     3.62%               $1,623       3.16%
                                                                        ======     ====                ======       ====
- ----------------------------------------------------------------------------------------------------------------------------

 (1) Average lease-financing receivables are reduced by related deferred tax liabilities in calculating the average rate.
 (2) Nonperforming loans are included in average balances used to determine the average rate.
 (3) Includes tax-equivalent adjustments based on a 35% federal income tax rate.

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

- ----------------------------------------------------------------------------------------------------------------------------------
                                                                        June 30   March 31   December 31   September 30    June 30
(Dollars in millions, except per share data)                               1996       1996          1995           1995       1995
- ----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME DATA
For the Quarter Ended
Actual
  Net interest income--tax-equivalent basis..........................  $    935   $    913      $    864       $    824   $    808
  Average earning assets.............................................   100,564    104,629       106,187        107,731    104,536
  Net interest margin................................................      3.74%      3.51%         3.23%          3.03%      3.10%
Adjusted (1)
  Net interest income--tax-equivalent basis..........................  $  1,100   $  1,078      $  1,033       $  1,003   $    971
  Average earning assets.............................................   100,935    102,518       104,143        104,962    100,750
  Net interest margin................................................      4.38%      4.23%         3.93%          3.79%      3.87%
- ----------------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
BALANCE SHEET DATA
Assets...............................................................  $113,714   $115,465      $122,002       $124,056   $123,180
Loans................................................................    66,431     64,253        64,434         61,076     58,484
Deposits.............................................................    64,593     64,243        69,106         66,934     66,319
Long-term debt.......................................................     7,951      8,011         8,163          8,445      8,065
Common stockholders' equity..........................................     8,339      8,135         7,961          7,954      7,749
Stockholders' equity.................................................     8,827      8,624         8,450          8,445      8,360
- ----------------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (2)
Common equity/assets.................................................       7.6%       7.3%          6.9%           6.8%       6.7%
Regulatory leverage ratio............................................       7.6        7.3           6.9            6.9        7.0
Risk-based capital
  Tier 1 capital ratio...............................................       8.1        8.1           7.8            8.2        8.5
  Total capital ratio................................................      12.2       12.3          11.8           12.4       12.8
- ----------------------------------------------------------------------------------------------------------------------------------

FINANCIAL RATIOS
FOR THE QUARTER ENDED
Net income as a percentage of:
  Average stockholders' equity.......................................      16.7%      16.0%          5.9%          16.7%      16.0%
  Average common stockholders' equity................................      17.4       16.6           5.9           17.4       16.8
  Average total assets...............................................      1.25       1.13          0.40           1.14       1.07
  Average earning assets.............................................      1.44       1.31          0.47           1.31       1.27
Stockholders' equity as a percentage of:
  Total assets.......................................................       7.8        7.5           6.9            6.8        6.8
  Total loans........................................................      13.3       13.4          13.1           13.8       14.3
  Total deposits.....................................................      13.7       13.4          12.2           12.6       12.6
Average stockholders' equity as a percentage of:
  Average assets.....................................................       7.5        7.1           6.9            6.8        6.7
  Average loans......................................................      13.4       13.4          13.6           14.3       14.3
  Average deposits...................................................      13.3       12.9          12.4           12.4       12.4
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA
FOR THE QUARTER ENDED
Market price
  High...............................................................  $ 45 1/2   $ 44 1/4      $ 42 1/2       $ 39 1/4   $ 33 1/4
  Low................................................................    38 5/8     34 3/4        36 1/2         31 1/2     30 1/8
  At quarter-end.....................................................    39 1/8     41 1/2        39 1/2         38 1/4     32
Book value...........................................................  $  26.31   $  25.70      $  25.25       $  24.96   $  24.25
Dividends declared on common stock...................................  $   0.36   $   0.36      $   0.36       $   0.33   $   0.33
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

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996
                                    -------------------------

                              OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _____________

     Commission file number  1-7127
                           ---------------------------------------


                     FIRST CHICAGO NBD CORPORATION
- -----------------------------------------------------------------
      (exact name of registrant as specified in its charter)


             DELAWARE                              38-1984850
- -----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)


ONE FIRST NATIONAL PLAZA   CHICAGO, ILLINOIS            60670
- -----------------------------------------------------------------
       (Address of principal executive offices)
                      (Zip Code)


                     312-732-4000
- -----------------------------------------------------------------
    (Registrant's telephone number, including area code)


                       NO CHANGE
- -----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.


          Class                            Number of Shares Outstanding
- -------------------------                  ----------------------------

Common Stock $1 par value                           317,038,967

                        FORM 10-Q CROSS-REFERENCE INDEX

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1. Financial Statements
- ----------------------------

                                                                    Page
                                                                    ----
        Consolidated Balance Sheet --
         June 30, 1996 and 1995, and December 31, 1995               27

        Consolidated Income Statement --
         Three and Six Months Ended June 30, 1996 and 1995           28

        Consolidated Statement of Stockholders' Equity --
         Six Months Ended June 30, 1996 and 1995                     29

        Consolidated Statement of Cash Flows --
         Six Months Ended June 30, 1996 and 1995                     30

        Notes to Consolidated Financial Statements                  31-33

        Selected Statistical Information                             1,
                                                                    19-22,
                                                                    34-39

ITEM 2. Management's Discussion and Analysis of Financial
- ---------------------------------------------------------
        Condition and Results of Operations                          2-26
        -----------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                            42
- -------------------------

ITEM 2. Changes in Securities                                        42
- -----------------------------

ITEM 3. Defaults Upon Senior Securities                              42
- ---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders          42
- -----------------------------------------------------------

ITEM 5. Other Information                                            42
- -------------------------

ITEM 6. Exhibits and Reports on Form 8-K                             43
- ----------------------------------------


Signatures                                                           44

                         PART II. - OTHER INFORMATION
                         ----------------------------

ITEM 1. Legal Proceedings
- -------------------------

        None

ITEM 2. Changes in Securities
- -----------------------------

        None

ITEM 3. Defaults Upon Senior Securities
- ---------------------------------------

        Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
        First Chicago NBD Corporation held its Annual Meeting of Stockholders on May 10, 1996. A total of 278,862,862 shares were represented in person or by proxy, or nearly 88% of the total shares outstanding.

        Stockholders elected the 6 Class I Director nominees named in the Proxy Statement. Each of the nominees received more than 273.6 million votes, in excess of 98% of the shares voted at the meeting. The particulars are:


                                     For               Withheld
        Maureen A. Fay, O.P.         273,778,818       5,084,044
        Charles T. Fisher III        273,737,347       5,125,515
        William T. McCormick, Jr.    274,190,906       4,671,956
        James J. O'Connor            273,682,088       5,180,774
        Patrick G. Ryan              273,830,746       5,032,116
        David J. Vitale              274,180,564       4,682,298

        Stockholders approved the Corporation's Director Stock Plan. Of the shares present and entitled to vote, 241,920,232 (93.5%) were voted for; 13,913,023 (5.4%) were voted against; and 2,951,831 (1.1%) abstained.

        Stockholders approved the Corporation's Stock Performance Plan. Of the shares present and entitled to vote, 166,431,731 (64.3%) were voted for; 89,863,294 (34.7%) were voted against; and 2,707,320 (1.0%) abstained.

        Stockholders approved the Corporation's Employee Stock Purchase and Savings Plan. Of the shares present and entitled to vote, 234,683,288 (90.7%) were voted for; 22,254,291 (8.6%) were voted against; and 1,938,159 (0.7%) abstained.

        Stockholders approved the Corporation's Senior Management Annual Incentive Plan. Of the shares present and entitled to vote, 264,060,063 (94.8%) were voted for; 11,294,387 (4.0%) were voted against; and 3,299,153 (1.2%) abstained. There were 174,608 broker non-votes.

        Stockholders ratified the appointment of Arthur Andersen LLP as the Corporation's independent auditors for 1996. Of the shares present and entitled to vote, 276,556,116 (99.2%) were voted for; 974,542 (0.3%)
        were voted against; and 1,254,833 (0.3%) abstained.


ITEM 5. Other Information
- -------------------------

        None

ITEM 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

    (a) Exhibit 12  Statement re computation of ratio

        Exhibit 27  Financial Data Schedules

    (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1996.

        Date                   Item Reported
        ----                   -------------

        4/15/96  The Registrant's earnings for the quarter ended March 31, 1996.

        6/7/96 The Registrant's announcement of the completion of the acquisition of Barrington Bancorp, Inc., and its wholly owned subsidiary, First Federal Savings Bank of Barrington.

        6/27/96 The Registrant's announcement regarding its anticipated second-quarter earnings.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   FIRST CHICAGO NBD CORPORATION
                                                  ------------------------------
                                                           (Registrant)



Date    August 9, 1996                                /s/ Verne G. Istock
     ---------------------                        ------------------------------
                                                          Verne G. Istock
                                                    Principal Executive Officer



Date    August 9, 1996                               /s/ William J. Roberts
     ---------------------                        ------------------------------
                                                         William J. Roberts
                                                   Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number             Description of Exhibit                     Page
- --------------             ----------------------                     ----

     12 -                 Statement re computation of ratio            46

     27 -                 Financial Data Schedules                     47