Form 10-Q
period 1996-09-30
FIRST CHICAGO NBD CORP
filed 1996-11-14
CIK 70040

First Chicago NBD Corporation and Subsidiaries
Financial Supplement and Form 10-Q

Contents                                                                    Page
--------------------------------------------------------------------------------

Five-Quarter Summary of Selected Financial Information                         1


Business Segments                                                              2


Earnings Analysis                                                              7


Merger-Related Initiatives                                                    13


Liquidity Risk Management                                                     14


Market Risk Management                                                        15


Credit Risk Management                                                        19


Derivative Financial Instruments                                              23


Capital Management                                                            24


Consolidated Financial Statements                                             27


Notes to Consolidated Financial Statements                                    31


Selected Statistical Information                                              34


Form 10-Q                                                                     40

---------------------------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y  O F  S E L E C T E D  F I N A N C I A L  I N F O R M A T I O N
First Chicago NBD Corporation and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------
                                                              September       June        March        December   September
(Dollars in millions, except per share data)                    1996          1996         1996          1995       1995
---------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FOR THE QUARTER
Net interest income...................................         $    942     $    910     $    885    $    834     $    796
Tax-equivalent adjustment.............................               25           25           28          30           28
                                                               --------     --------      --------   --------     --------
Net interest income--tax-equivalent basis.............              967          935          913         864          824
Provision for credit losses...........................              185          185          175         210          125
Noninterest income....................................              597          643          626         655          702
Operating expense.....................................              798          814          828         821          827
Merger-related charges................................                -            -            -         267            -
FDIC special assessment...............................               18            -            -           -            -
Net income............................................              358          361          340         126          357
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
Net income - Primary..................................         $   1.09     $   1.10     $   1.04    $   0.37     $   1.07
Net income - Fully diluted............................             1.08         1.09         1.03        0.37         1.06
---------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
Assets................................................         $106,694     $113,714     $115,465    $122,002     $124,056
Loans.................................................           66,602       66,431       64,253      64,434       61,076
Deposits..............................................           63,679       64,593       64,243      69,106       66,934
Long-term debt........................................            7,967        7,951        8,011       8,163        8,445
Common stockholders' equity...........................            8,612        8,339        8,135       7,961        7,954
Stockholders' equity..................................            9,087        8,827        8,624       8,450        8,445
---------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets................................................         $110,715     $116,280     $120,708    $123,773     $124,738
Loans.................................................           65,962       64,534       63,790      62,258       59,661
Earning assets........................................           96,123      100,564      104,629     106,187      107,731
Deposits..............................................           63,482       65,162       65,922      68,552       68,619
Common stockholders' equity...........................            8,352        8,183        8,053       7,998        7,934
Stockholders' equity..................................            8,839        8,672        8,543       8,488        8,504
---------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on stockholders' equity........................             16.1%        16.7%        16.0%        5.9%        16.7%
Return on common stockholders' equity.................             16.7         17.4         16.6         5.9         17.4
Return on assets......................................             1.29         1.25         1.13        0.40         1.14
---------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (1)
Common-equity-to-assets ratio.........................              8.1%         7.6%         7.3%        6.9%         6.8%
Regulatory leverage ratio.............................              8.1          7.6          7.3         6.9          6.9
Risk-based capital
  Tier 1 ratio........................................              8.4          8.1          8.1         7.8          8.2
  Total capital ratio.................................             12.4         12.2         12.3        11.8         12.4
---------------------------------------------------------------------------------------------------------------------------
COMMON SHARE AND STOCKHOLDER DATA FOR THE QUARTER ENDED
Market price (at quarter-end).........................         $ 45 1/4     $ 39 1/8     $ 41 1/2    $ 39 1/2     $ 38 1/4
Book value (at quarter-end)...........................            27.11        26.31        25.70       25.25        24.96
Dividends declared per common share...................             0.36         0.36         0.36        0.36         0.33
Common dividends......................................              115          115          113         113          107
Preferred dividends...................................                8            8            8           7           10
Dividend payout ratio.................................             33.0%        32.7%        34.6%       97.3%        30.8%
Average number of common and common-equivalent
  shares (in millions)................................            320.2        320.2        319.2       320.0        324.4
Average number of shares, assuming full dilution (in
  millions)...........................................            327.5        326.9        326.2       326.9        331.8
---------------------------------------------------------------------------------------------------------------------------

(1)  Net of investment in First Chicago Capital Markets, Inc.

BUSINESS SEGMENTS

OVERVIEW
-------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended September 30

                                                                        Corporate and
                                                        Regional        Institutional        Corporate           Other
                                    Credit Card         Banking           Banking           Investments        Activities
(Dollars in millions,               ------------      -------------      ------------       ------------      --------------
 except where noted)                1996    1995      1996     1995      1996    1995       1996    1995      1996      1995
----------------------------------------------------------------------------------------------------------------------------
Net income.......................  $  94   $  81     $ 157    $ 134     $  62   $  74      $  41   $  56     $   4     $  12
Return on equity.................     34%     40%       17%      17%        8%      9%        36%     40%      N/M       N/M
Average assets (presecuritized)
  (in billions)..................  $17.9   $14.6     $38.2    $37.4     $43.6   $56.2      $18.2   $23.8     $   -     $ 0.5
Average common equity (in
   billions).....................    1.1     0.8       3.6      3.0       3.1     3.1        0.4     0.6       0.2       0.4
----------------------------------------------------------------------------------------------------------------------------

                                                               Nine Months Ended September 30

                                                                         Corporate and
                                                        Regional         Institutional       Corporate            Other
                                    Credit Card         Banking            Banking          Investments         Activities
(Dollars in millions,               ------------      -------------      ------------       ------------      -------------
 except where noted)                1996    1995      1996     1995      1996    1995       1996    1995      1996     1995
----------------------------------------------------------------------------------------------------------------------------

Net income.......................  $ 249   $ 250     $ 448    $ 372     $ 188   $ 200      $ 162   $ 156     $  12     $  46
Return on equity.................     30%     41%       17%      15%        8%      9%        46%     36%      N/M       N/M
Average assets (presecuritized)
  (in billions)..................  $17.5   $13.5     $38.1    $35.5     $47.8   $54.9      $19.8   $24.4     $ 0.2     $ 0.5
Average common equity (in
   billions).....................    1.1     0.8       3.4      3.1       3.2     2.9        0.5     0.6         -       0.3
----------------------------------------------------------------------------------------------------------------------------

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

                    Earnings Contribution by Business Lines
                  For the Nine Months Ended September 30, 1996



[PIE CHART]                             [PIE CHART]

Credit Card                  23%        Credit Card                  24%
Retail                       19%        Retail                       16%
Middle Market                24%        Middle Market                20%
Corporate & Institutional    18%        Corporate & Institutional    20%
Corporate Investments        15%        Corporate Investments        15%
Other                         1%        Other                         5%

       1996                                    1995

---------------------------------------------------------------------------------------------------------------

Credit Card
---------------------------------------------------------------------------------------------------------------

(Presecuritized)                                                   Three Months Ended        Nine Months Ended
(Dollars in millions, except                                           September 30            September 30
where noted)                                                          1996    1995            1996       1995
---------------------------------------------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis..............................................  $ 380   $ 306             $1,110     $ 854
Provision for credit losses........................................    269     189                750       452
Noninterest income.................................................    174     152                457       407
Noninterest expense................................................    135     138                421       406
Net income.........................................................     94      81                249       250
Return on equity...................................................     34%     40%                30%       41%
Efficiency ratio (1)...............................................     24%     30%                27%       32%
Average loans (in billions)........................................  $17.8   $14.6             $ 17.5     $13.6
Average common equity
 (in billions).....................................................    1.1     0.8                1.1       0.8
---------------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

The Corporation reaches consumers nationally through its Credit Card business, known as First Card, which is one of the largest issuers of bank credit cards in the U.S.

Net income for Credit Card was $94 million for the third quarter of 1996 -- a record level. For the first nine months of 1996, net income was $249 million, or 23% of corporate earnings; and flat with 1995's nine-month results. Return on equity year-to-date declined from 41% to 30%.

Total revenue growth year-to-date was 24%, driven by an increase of almost 29% in managed receivables. However, this revenue growth has been offset by a significant rise in credit costs. The 1996 nine-month provision increased nearly $300 million from the year-earlier period. The trend of rising charge-offs for the Credit Card business is expected to continue in the near term.

------------------------------------------------------------------------------------------------------------------
Regional Banking
------------------------------------------------------------------------------------------------------------------
                                   Three Months Ended September 30             Nine Months Ended September 30
                                     Retail            Middle Market             Retail            Middle Market
(Dollars in millions,  except   --------------------------------------      --------------------------------------
  where noted)                  1996       1995       1996       1995       1996       1995       1996       1995
------------------------------------------------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis........   $ 323      $ 304      $ 203      $ 200      $ 922      $ 897      $ 619      $ 586
Provision for credit losses..      17         13         (3)        14         49         32         18         37
Noninterest income...........     145        120         47         44        430        345        145        134
Noninterest expense..........     343        306        113        118        988        938        351        352
Net income...................      68         64         89         70        197        165        251        207
Return on equity.............     16%        17%        19%        17%        16%        14%        18%        16%
Efficiency ratio (1).........     73%        72%        45%        49%        73%        76%        46%        49%
Average loans (in billions)..   $18.3      $16.8      $15.5      $15.4      $17.5      $15.9      $16.1      $14.9
Average assets (in billions).    21.1       19.5       17.1       17.9       20.4       18.3       17.7       17.2
Average common equity
 (in billions)...............     1.7        1.4        1.9        1.6        1.6        1.5        1.8        1.6
--------------------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.


The Corporation's Regional Banking business serves local consumers, small businesses and middle market customers through more than 700 banking offices in Michigan, Indiana and Illinois. Regional Banking contributed 43% of the Corporation's earnings for the nine months ended September 30, 1996. Net income of $157 million for the third quarter was up 17% from a year earlier. Return on equity for this segment was 17% for both the quarter and nine-month periods.


Retail Banking

For the third quarter of 1996, Retail Banking's earnings were $68 million, a 6% increase from the third quarter of 1995. Return on equity was 16%. Included in these results is a charge of $18 million for the recapitalization of the Savings Association Insurance Fund (SAIF).

A similar positive trend is represented in the year-to-date results--19% net income improvement. Growth in noninterest income is the principal reason for this earnings increase. Strong deposit fees reflect successful implementation of the deposit account repricing strategy initiated in 1995.

Middle Market Banking

Middle Market Banking's net income increased to $89 million for the third quarter of 1996 and $251 million for the nine-month period. Return on equity was 19% for the quarter and 18% for the nine-month period. Loan growth of 8% year-to-date was the primary driver in this earnings improvement. Credit quality and efficiency ratios in Middle Market Banking were excellent.

-------------------------------------------------------------------------
Corporate and Institutional Banking
-------------------------------------------------------------------------
                                 Three Months Ended     Nine Months Ended
(Dollars in millions, except        September 30           September 30
where noted)                     1996          1995     1996         1995
-------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis.........   $180          $158    $ 553        $ 486
Provision for credit losses...      8             3       49           13
Noninterest income............    134           212      443          547
Noninterest expense...........    209           245      651          702
Net income....................     62            74      188          200
Return on equity..............     8%            9%       8%           9%
Efficiency ratio (1)..........    67%           66%      65%          68%
Average loans (in billions)...  $20.1         $19.5    $20.0        $19.1
Average assets (in billions)..   43.6          56.2     47.8         54.9
Average common equity
 (in billions)................    3.1           3.1      3.2          2.9
-------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

Through its Corporate and Institutional Banking business, the Corporation is the leading provider of banking services to large corporations, governments, institutions and investors in the Midwest. It is also among the top U.S. banking companies serving national and international customers.

Corporate and Institutional Banking earned $62 million in the third quarter of 1996 and generated an 8% return on equity. For the first nine months of 1996, net income was $188 million, and return on equity was 8%. This business receives the largest allocation of the Corporation's capital, approximately $3.1 billion in common equity.

Average assets have declined significantly in this business as part of the Corporation's asset reduction program.

Revenues from the major product sets within Corporate and Institutional Banking are presented in the following table:

-------------------------------------------------------------

Total Revenue    Three Months Ended         Nine Months Ended
                    September 30               September 30
(In millions)    1996          1995         1996         1995
-------------------------------------------------------------
Trading........  $  8          $ 87         $ 94       $  165
Servicing......   148           128          421          403
Lending........    96           101          290          308
Financing......    34            31           90           84
Other..........    28            23          101           73
                 ----          ----         ----       ------

   Total.......  $314          $370         $996       $1,033
                 ====          ====         ====       ======
-------------------------------------------------------------

Lending and servicing contributed roughly 71% of Corporate and Institutional Banking's total revenue thus far for 1996. Revenues from trading activities (trading profits and related net interest income) were particularly weak in the third quarter, and for the year remain below the Corporation's expectations. Improving performance in this area is a top priority.

Expenses in Corporate and Institutional Banking continue to track favorably against 1995. The principal causes are continued merger-related consolidation, resulting in lower staff levels, and reduced incentive compensation costs.

-------------------------------------------------------------------------

Corporate Investments
-------------------------------------------------------------------------

                                Three Months Ended    Nine Months Ended
(Dollars in millions, except       September 30          September 30
  where noted)                   1996         1995      1996       1995
-------------------------------------------------------------------------

Net interest income--
 tax-equivalent basis.........  $  30        $  26    $  97         $  83
Provision for credit losses...      -            -        -             -
Noninterest income............     48           69      207           188
Noninterest expense...........     14           13       42            41
Net income....................     41           56      162           156
Return on equity..............     36%          40%      46%           36%
Average assets (in billions)..  $18.2        $23.8    $19.8         $24.4
Average common equity
 (in billions)................    0.4          0.6      0.5           0.6
-------------------------------------------------------------------------

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

In the third quarter of 1996, Corporate Investments contributed $41 million in net income and generated a 36% return on equity. Equity securities gains of $44 million contributed to the strong performance. Similarly, Corporate Investments was a significant earnings contributor for the nine month period ended September 30, 1996, with $162 million in net income.

The decline in average assets reflects the successful completion of the merger-related program to reduce low margin assets by $25 billion.

----------------------------------------------------------------------
Other Activities
----------------------------------------------------------------------
                                Three Months Ended   Nine Months Ended
                                   September  30        September 30
(Dollars in millions)           1996          1995   1996         1995
----------------------------------------------------------------------
Total revenue.................  $  7           $29   $ 21         $ 90
Noninterest expense...........     2             7      5            8
Net income....................     4            12     12           46
Average assets (in billions)..     -          $0.5   $0.2         $0.5
----------------------------------------------------------------------

Net income for Other Activities was $4 million in the third quarter of 1996. The 1995 results included significant gains from the accelerated asset disposition portfolio.

STAFFING LEVELS

The following table shows average staff levels for the Corporation for the past five quarters.

--------------------------------------------------------------------------------
                                3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.  3rd Qtr.
                                  1996      1996      1996      1995      1995
--------------------------------------------------------------------------------
Average Full-Time-Equivalent
  Staff........................   33,617    34,079    34,512    35,220    35,678
--------------------------------------------------------------------------------

EARNINGS ANALYSIS

Summary

The Corporation reported net income of $358 million, or $1.08 per share, for the third quarter of 1996, relatively unchanged from $357 million, or $1.06 per share, in the third quarter of 1995. Net income for the third quarter of 1996 was a record $369 million before a one-time charge of $18 million, or 4 cents per share, for the recapitalization of the Savings Association Insurance Fund
(SAIF). For the first nine months of 1996, the Corporation earned net income of $1.059 billion, or $3.19 per share, compared with $1.024 billion, or $3.03 per share, in 1995.

-----------------------------------------------------------------------------------------------------
                                                         Three Months Ended         Nine Months Ended
(Dollars in millions,                                        September 30               September 30
 except per share data)                                     1996      1995             1996      1995
-----------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis..               $  967    $  824           $2,815    $2,447
Provision for credit losses................                  185       125              545       300
Noninterest income.........................                  597       702            1,866     1,936
Operating expense..........................                  798       827            2,440     2,447
FDIC special assessment....................                   18         -               18         -
Net income.................................                  358       357            1,059     1,024

Common Share Data
  Primary
  Net income...............................               $ 1.09    $ 1.07           $ 3.24    $ 3.07
  Average common and common-equivalent
   shares (in millions)....................                320.2     324.4            319.8     323.8

  Fully diluted
  Net income...............................               $ 1.08    $ 1.06           $ 3.19    $ 3.03
  Average shares, assuming full dilution
   (in millions)...........................                327.5     331.8            327.2     331.2

Return on assets...........................                 1.29%     1.14%            1.22%     1.12%
Return on common stockholders' equity......                 16.7      17.4             16.9      17.3
-----------------------------------------------------------------------------------------------------

Third-quarter 1996 highlights:

 . The adjusted net interest margin continued to improve during the quarter, rising 13 basis points to 4.51%. In the quarter, the Corporation completed its $25 billion asset reduction program, well ahead of schedule. (See Merger-Related Initiatives, beginning on page 13, for more details.) Growth in average credit card receivables also contributed to this improvement.

 . The provision for credit losses was $185 million, up considerably from the $125 million reported a year ago. Increased credit losses in the credit card business were only partially offset by reduced provisions associated with the large corporate and middle market commercial loan portfolios.

 . Market-driven revenues were $40 million, well below the $111 million average reported for the past five quarters. Combined trading losses of $12 million were primarily responsible for this below-average performance.

 .  Operating expenses of $798 million were the lowest in five quarters.
   Operating expenses for the first nine months of 1996 were essentially flat with 1995 levels. These results reflect the Corportion's focus on expense control as well as the timely implementation of merger-related initiatives.

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

When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged. However, the net interest income related to these high-yield assets is replaced by increased servicing fees, net of related credit losses. The average levels of securitized receivables were $7.2 billion in the third quarter of 1996, compared with $7.8 billion in the third quarter of 1995.

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

Adjusted net interest income in the third quarter of 1996 was $1.1 billion, up 11% from a year ago. The rise was attributable to loan growth in both the credit card (22%) and regional banking (5%) businesses.


---------------------------------------------------------------------------

Adjusted Average Loans              Three Months Ended    Nine Months Ended
                                       September 30          September 30
(In millions)                         1996        1995       1996      1995

-----------------------------------------------------------------------------



Corporate and Institutional......    $20,101   $19,487    $20,010   $19,061
Middle Market....................     15,489    15,350     16,108    14,868
Retail...........................     18,336    16,774     17,494    15,883
Credit Card......................     17,793    14,642     17,470    13,648
Corporate Investments/Other......      1,522     1,280      1,287     1,350
                                     -------   -------    -------   -------
     Total.......................    $73,241   $67,533    $72,369   $64,810
                                     =======   =======    =======   =======
---------------------------------------------------------------------------

On an adjusted basis, net interest margin for the third quarter of 1996 was 4.51%. This compares with 3.79% in the year-ago quarter. The increase was due to a more profitable earning asset mix, primarily driven by increased credit card receivables coupled with the effects of the Corporation's program to reduce low margin earning assets.


---------------------------------------------------------------------------

Adjusted Average Earning Assets     Three Months Ended    Nine Months Ended
                                       September 30          September 30
(In millions)                         1996        1995       1996      1995

---------------------------------------------------------------------------
Loans............................    $73,241  $ 67,533   $ 72,369  $ 64,810
Securities.......................      7,291    13,262      7,955    14,092
Trading assets...................      8,971    12,167     10,360    10,401
Other short-term investments.....      8,843    12,000      9,908    11,707
                                     -------  --------   --------  --------
     Total.......................    $98,346  $104,962   $100,592  $101,010
                                     =======  ========   ========  ========
---------------------------------------------------------------------------

The following charts illustrate the trends of net interest income, including a tax-equivalent adjustment (TEA), and net interest margin for the past five quarters.

                         [Bar Graph]                                   [Line Graph]

                     Net Interest Income
                         $ Millions                                Net Interest Margin
          Net Interest        Adjusted Net Interest          Adjusted Net         Net Interest
          Income - TEA           Income - TEA               Interest Margin          Margin
          ------------        ---------------------         ---------------       ------------
3Q95          $824                   $1,003                      3.79%               3.03%
4Q95          $864                   $1,033                      3.93%               3.23%
1Q96          $913                   $1,078                      4.23%               3.51%
2Q96          $935                   $1,100                      4.38%               3.74%
3Q96          $967                   $1,115                      4.51%               4.00%



PROVISION FOR CREDIT LOSSES

Details of the Corporation's credit risk management and performance during the quarter ended September 30, 1996, are presented in the Credit Risk Management section, beginning on page 19.

NONINTEREST INCOME

The following table provides a breakdown of the components of noninterest income for the third quarter and the first nine months of 1996 as compared with a year ago.

-----------------------------------------------------------------------------------------------------

                                      Three Months Ended    Percent     Nine Months Ended    Percent
                                        September 30       Increase        September 30     Increase
(In millions)                            1996      1995   (Decrease)     1996       1995   (Decrease)
-----------------------------------------------------------------------------------------------------
Combined trading profits (losses)..      $(12)     $ 85         N/M    $   46     $  162         (72)%
Equity securities gains............        50        66         (24)%     184        181           2
Investment securities gains........         2         2           -        27          3         N/M
                                         ----      -----               ------     ------
 Market-driven revenue.............        40       153         (74)      257        346         (26)
Credit card fee revenue............       228       248          (8)      655        673          (3)
Fiduciary and investment
 management fees...................       100        97           3       298        290           3
Service charges on deposits........       104        97           7       306        287           7
Other service charges and
 commissions.......................        97        87          11       279        258           8
Other..............................        28        20          40        71         82         (13)
                                         ----      ----                ------     ------
  Total............................      $597      $702         (15)   $1,866     $1,936          (4)
                                         ====      ====                ======     ======
-----------------------------------------------------------------------------------------------------

N/M--Not Meaningful.

Combined trading activities generated losses of $12 million in the third quarter of 1996. For the first nine months of 1996, combined trading profits were significantly below 1995 levels, reflecting poor trading results in both the global derivatives and foreign exchange trading businesses.

Equity securities gains were $50 million during the third quarter of 1996, compared with $66 million in the third quarter of 1995. Gains from the sale of venture capital investments totaled $48 million in the third quarter of 1996, and $47 million in the third quarter of 1995.

For the first nine months of 1996, investment securities gains totaled $27 million, up significantly from the $3 million reported in the same period a year ago. As part of the Corporation's asset reduction program, the investment securities portfolio has been reduced by $4.8 billion over the past year to $7.1 billion at September 30, 1996.

Adjusted for credit card securitizations, credit card fee revenue was $183 million in the third quarter of 1996, up 15% from $159 million in the year-earlier period. The increase primarily reflects higher transaction activity, including credit card enhancement fees.

The Corporation's gain of $7 million on the sale of its Ohio banking network in the first quarter of 1996 is included in other noninterest income.

Gains from the sale of assets held in the accelerated disposition portfolio totaled nearly $4 million in the third quarter of 1995 and $37 million for the first nine months of 1995.

The following chart compares market-driven revenue and the significant components of fee-based revenue for the past five quarters. Fee-based revenue continues to be a significant contributor to overall profitability, with some seasonal effects associated with credit card fee revenue.


                                                      [Bar Graph]

                                                   Noninterest Income
                                                       $ Millions

                Other         Fiduciary &          Serv. Chgs. &       Credit      Market-Driven
               Revenue       Inv. Mgmt Fees         Commissions         Card          Revenue        Total
               -------       --------------        -------------       ------      -------------     -----
3Q95             $20              $ 97                 $184             $248           $153          $702
4Q95             $22              $114                 $190             $228           $101          $655
1Q96             $23              $100                 $189             $207           $107          $626
2Q96             $20              $ 98                 $195             $220           $110          $643
3Q96             $28              $100                 $201             $228           $ 40          $597

NONINTEREST EXPENSE

Operating expense in the third quarter of 1996 was $798 million, its lowest level in the past five quarters. Operating expense in the third quarter of 1995 was $827 million.

Over the past five quarters, overall expense levels have been maintained within a narrow range, with resultant operating efficiency ratios showing marked improvement, as indicated by the following charts.

                             [Bar Graph]                                        [Line Graph]

                          Operating Expense                                 Operating Efficiency (1)
                              $ Millions

              Salaries &      Other Operating
               Benefits           Expense          Total
              ----------      ---------------      -----
3Q95             $437              $390            $827                     3Q95           54.2%
4Q95             $432              $389            $821                     4Q95           54.0%
1Q96             $436              $392            $828                     1Q96           53.8%
2Q96             $426              $388            $814                     2Q96           51.6%
3Q96*            $419              $379            $798                     3Q96*          51.0%

                                                              (1) Operating expense as a percentage of total revenue.

                                        * Excludes FDIC Special Assessment of $18 million.

-------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits    Three Months Ended     Percent         Nine Months Ended     Percent
                                     September 30        Increase          September 30        Increase
(Dollars in millions)             1996          1995    (Decrease)       1996         1995    (Decrease)
-------------------------------------------------------------------------------------------------------
Salaries........................   $   354   $   373        (5)%         $ 1,065    $ 1,054          1%
Employee benefits...............        65        64         2               216        206          5
                                   -------   -------                     -------    -------
  Total.........................   $   419   $   437        (4)          $ 1,281    $ 1,260          2
                                   =======   =======                     =======    =======
Average full-time-
 equivalent staff...............    33,617    35,678        (6)           34,293     35,396         (3)
                                   =======   =======                     =======    =======
-------------------------------------------------------------------------------------------------------

Overall salaries and benefit costs in the third quarter of 1996 were down $18 million, or 4%, from the third quarter of 1995. Reduced staff levels, in conjunction with merger-related and business reengineering initiatives, were the primary reason for the reduced costs.

Employee benefit costs in the 1996 third quarter increased slightly from 1995 as higher pension costs were partially offset by lower medical and other benefit-related costs.

The increase in employee benefits for the first nine months of 1996 also reflected higher FICA tax expense related to incentive compensation payments made in the first quarter of 1996.


------------------------------------------------------------------------------------------------------------
Other Noninterest Expense              Three Months Ended       Percent       Nine Months Ended     Percent
                                          September 30          Increase        September 30        Increase
(In millions)                          1996          1995      (Decrease)     1996         1995    (Decrease)
------------------------------------------------------------------------------------------------------------
Occupancy expense of premises, net...   $  64     $  69              (7)%   $  195       $  198           (2)%
Equipment rentals, depreciation and
 maintenance.........................      56        53               6        166          162            2
Marketing and public relations.......      26        42             (38)        96          129          (26)
FDIC insurance expense...............       2         2               -          6           54          (89)
Amortization of intangible assets....      20        21              (5)        59           67          (12)
Telephone............................      23        20              15         63           57           11
Freight and postage..................      22        19              16         66           58           14
Travel and entertainment.............      13        12               8         39           36            8
Stationery and supplies..............      13        11              18         36           32           13
Other................................     140       141              (1)       433          394           10
                                        -----     -----                     ------       ------
  Other operating expense............   $ 379     $ 390              (3)    $1,159       $1,187           (2)
FDIC special assessment..............      18         -             N/M         18            -          N/M
                                        -----     -----                     ------       ------
  Total..............................   $ 397     $ 390               2     $1,177       $1,187           (1)
                                        =====     =====                     ======       ======
 -----------------------------------------------------------------------------------------------------------

 N/M--Not Meaningful.


Other operating expense was $379 million in the third quarter of 1996, down 3% from 1995. Operating expenses for the first nine months of 1996 were down 2% from a year ago. Reduced market solicitation costs in the credit card business accounted for much of this decline.

Beginning in 1996, the FDIC insurance rate was effectively reduced to zero for Bank Insurance Fund deposits (approximately 94% of the Corporation's insurable deposit base). A good portion of this expense savings, however, is passed on to business customers in the form of fee reductions.

The FDIC special assessment for the third quarter of 1996 represents a special one-time assessment for the recapitalization of the Savings Association Insurance Fund (SAIF), in the amount of $18 million.



APPLICABLE INCOME TAXES
------------------------------------------------------------------------
                            Three Months Ended      Nine Months Ended
                               September 30            September 30
(In millions)                 1996      1995          1996      1995
------------------------------------------------------------------------
Income before income taxes.. $ 538     $ 546        $1,600    $1,563

Applicable income taxes.....   180       189           541       539

Effective tax rate..........  33.5%     34.6%         33.8%     34.5%
------------------------------------------------------------------------

Tax expense in the third quarter of 1996 and 1995 included benefits from tax-exempt income and general business tax credits offset by the effect of nondeductible expenses, including goodwill.

MERGER-RELATED INITIATIVES

The Corporation remained ahead of schedule in achieving its merger-related initiatives. Merger-related initiatives include integration of common businesses, targeted asset reductions of $25 billion, business synergies to generate cost savings of $200 million, and revenue enhancements of $50 million from cross-sales of products to an expanded customer base.

In the third quarter, the Corporation completed its $25 billion targeted asset reduction program well ahead of schedule. The following table shows the components of the $25 billion decrease using average assets for the first half of 1995 as a baseline.


-------------------------------------------------------------------
Asset Reduction Initiative
                                   Actual        Average   Increase
(In millions)              Sept. 30, 1996  1st Half 1995  (Decrease)
-------------------------------------------------------------------
Loans....................        $ 66,602       $ 56,927   $  9,675
Targeted items
  Deposit placements.....           5,695          9,715     (4,020)
  Federal funds sold.....           1,094          1,846       (752)
  Trading assets.........           9,772         20,659    (10,887)
  Investment securities..           5,340         14,507     (9,167)
                                 --------       --------   --------
     Subtotal............          21,901         46,727    (24,826)
Other assets (1).........          18,191         16,830      1,361
                                 --------       --------   --------
     Total assets........        $106,694       $120,484   $(13,790)
                                 ========       ========   ========
-------------------------------------------------------------------

(1) Includes approximately $1.8 billion of investment securities required in conjunction with the Corporation's government-related cash management and payment services.


The Corporation continued to make significant progress toward its headcount reduction goals. At September 30, 1996, severance payments had been initiated for more than 1,500 positions. Additional staff reductions are expected as remaining merger-related and business reengineering initiatives are implemented.

The Corporation established a reserve for direct merger and restructuring-related charges totaling $225 million at the time of the merger. At September 30, 1996, the merger restructuring reserve totaled $142 million. The table below details the components of the reserve and related balances at September 30, 1996, and June 30, 1996.


-----------------------------------------------------------------
                            Sept. 30,  June 30,  3rd Quarter 1996
(In millions)                   1996      1996     Transactions
-----------------------------------------------------------------
Direct merger costs.......      $   1     $   1              $  -
Severance.................         50        60               (10)
Facilities and equipment..         83        92                (9)
Other.....................          8         9                (1)
                                -----     -----              ----
     Total................      $ 142     $ 162              $(20)
                                =====     =====              ====
-----------------------------------------------------------------

The Corporation already has realized increased revenues as a result of offering a wider array of products to its expanded customer base. In addition, due to improved credit ratings the Corporation has generated additional business with new customers.

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

The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of September 30, 1996, the parent company and the major banking subsidiaries had the following long- and short-term debt ratings.

-----------------------------------------------------------------------------
                                          Long-Term Debt      Short-Term Debt
-----------------------------------------------------------------------------
                                          S&P  Moody's         S&P   Moody's
-----------------------------------------------------------------------------
First Chicago NBD Corporation (parent)..  A+   A1              A-1    P-1
Major banking subsidiaries..............  AA-  Aa3             A-1+   P-1
-----------------------------------------------------------------------------

A large customer deposit base is one of the significant strengths of the Corporation's liquidity position. The Corporation has established a 35% limit on the use of wholesale funds for funding core assets. As of September 30, 1996, its major banking subsidiaries collectively funded 78% of core assets with core liabilities, accessing the wholesale market for only 22% of core asset funding needs.


The following table shows the total funding source mix for the past five quarters.
-------------------------------------------------------------------------------
Deposits and Other Purchased Funds
                                Sept. 30  June 30  March 31   Dec. 31  Sept. 30
(In millions)                       1996     1996      1996      1995      1995
-------------------------------------------------------------------------------
Domestic offices
  Demand........................ $16,242  $14,482   $13,566  $ 15,234  $ 13,286
  Savings.......................  20,882   20,890    19,912    20,180    19,785
  Time
    Under $100,000..............   9,944    9,952    10,008     9,972    10,309
    $100,000 and over...........   5,900    5,864     6,263     5,947     5,647

Foreign offices.................  10,711   13,405    14,494    17,773    17,907
                                 -------  -------   -------  --------  --------
         Total deposits.........  63,679   64,593    64,243    69,106    66,934
-------------------------------------------------------------------------------
Federal funds purchased and
 securities under repurchase
 agreements.....................   8,193   11,630    13,110    15,711    20,031
Commercial paper................     864      743       742       288       740
Other short-term borrowings.....   8,966   11,754    10,777     9,514     8,517
Long-term debt..................   7,967    7,951     8,011     8,163     8,445
                                 -------  -------   -------  --------  --------
    Total other purchased funds.  25,990   32,078    32,640    33,676    37,733
                                 -------  -------   -------  --------  --------
    Total....................... $89,669  $96,671   $96,883  $102,782  $104,667
                                 =======  =======   =======  ========  ========
-------------------------------------------------------------------------------

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

Value at risk is monitored in each significant trading portfolio on a daily basis. The following tables show average, maximum and minimum daily value at risk for the third quarter of 1996 as well as for the preceding four quarters, and the actual trading revenue for each quarter.

--------------------------------------------------------------------------------
Daily Value at Risk               Sept. 30  June 30  March 31  Dec. 31  Sept. 30
 (In millions)                        1996     1996      1996     1995      1995
--------------------------------------------------------------------------------
Average.........................       $26      $32       $32      $28      $ 36
Maximum.........................        30       37        38       35        42
Minimum.........................        23       28        25       24        27
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Quarter Ended                     Sept. 30  June 30  March 31  Dec. 31  Sept. 30
 (In millions)                        1996     1996      1996     1995      1995
--------------------------------------------------------------------------------
Trading revenue*................       $19      $55       $68      $60      $108
--------------------------------------------------------------------------------

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

The following table details the Corporation's interest rate gap analysis as of September 30, 1996. Interest rate risks in trading and overseas asset and liability positions are assumed to be matched and are managed principally as trading risks. Credit card securitizations, which subject credit card servicing fee revenue to interest rate risk, are included in the gap analysis measure.

----------------------------------------------------------------------------------------------------
INTEREST RATE SENSITIVITY
----------------------------------------------------------------------------------------------------
September 30, 1996                          0-90    91-180    181-365       1-5    Beyond
(Dollars in millions)                       days      days       days     years   5 years      Total
----------------------------------------------------------------------------------------------------
Loans..................................  $46,207   $ 3,520    $ 3,990   $12,772   $ 2,785   $ 69,274
Investment securities..................      844       404        826     4,239     1,368      7,681
Other earning assets...................   21,151        68          -         -         -     21,219
Nonearning assets......................   13,170        99        189     1,521     1,580     16,559
                                         -------   -------    -------   -------   -------   --------

   Total assets........................  $81,372   $ 4,091    $ 5,005   $18,532   $ 5,733   $114,733
----------------------------------------------------------------------------------------------------
Deposits...............................  $29,137   $ 3,617    $ 4,956   $14,844   $   949   $ 53,503
Other interest-bearing liabilities.....   36,011     2,234      3,166     2,341     2,567     46,319
Noninterest-bearing liabilities........    4,852       100         23       164       685      5,824
Equity.................................      406       215        430     3,538     4,498      9,087
                                         -------   -------    -------   -------   -------   --------

   Total liabilities and equity........  $70,406   $ 6,166    $ 8,575   $20,887   $ 8,699   $114,733
----------------------------------------------------------------------------------------------------
Balance sheet sensitivity gap..........  $10,966   $(2,075)   $(3,570)  $(2,355)  $(2,966)         -
----------------------------------------------------------------------------------------------------
Cumulative gap as a % of total assets..      9.6%      7.7%       4.6%      2.6%      0.0%       0.0%
----------------------------------------------------------------------------------------------------
Effect of off-balance-sheet ALM
 derivative transactions:
  Specific transactions................  $(3,478)  $  (643)   $ 2,054   $   581   $ 1,486          -
  Specific asset or liability pools....   (3,747)      920        585     2,142       100          -
----------------------------------------------------------------------------------------------------
Interest rate sensitivity gap..........  $ 3,741   $(1,798)   $  (931)  $   368   $(1,380)         -
----------------------------------------------------------------------------------------------------
Cumulative gap.........................  $ 3,741   $ 1,943    $ 1,012   $ 1,380         -          -
----------------------------------------------------------------------------------------------------
Cumulative gap as a % of total assets..      3.3%      1.7%       0.9%      1.2%      0.0%       0.0%
----------------------------------------------------------------------------------------------------

The Corporation's policy is to limit the cumulative one-year gap position, including asset and liability management, or "ALM", derivatives, to within 4% of total assets. As of September 30, 1996, the cumulative one-year gap position was 0.9% of total assets. The Corporation uses off-balance-sheet transactions, principally interest rate swaps, to adjust the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, to remain structurally neutral to interest rate changes. As shown in the table above, the net result of ALM derivatives was to reduce the cumulative one-year gap position from 4.6% to 0.9% of total assets.

In addition to static gap analysis, an earnings simulation analysis and a value-at-risk measure are performed to identify more dynamic interest rate risk exposures of the businesses, including embedded option positions. The earnings simulation analysis estimates the effect that specific interest rate changes would have on pretax earnings. The Corporation's policy is to limit the change in annual pretax earnings to $100 million from an immediate parallel change in interest rates of 200 basis points. As of September 30, 1996, the Corporation had the following estimated earnings sensitivity profile.

---------------------------------------------------
                          Immediate Change in Rates
(In millions)             -------------------------
                            +200 bp       -200 bp
---------------------------------------------------
Pretax earnings change....   $21           $(27)
---------------------------------------------------

Access to the derivatives market is an important element in maintaining the interest rate risk position within policy guidelines. At September 30, 1996, the notional principal amount of ALM interest rate swaps totaled $9.8 billion, including $4.7 billion against specific transactions and $5.1 billion against specific pools of assets or liabilities. The following table summarizes the interest rate swaps used for asset and liability management purposes.


ASSET AND LIABILITY MANAGEMENT SWAPS--NOTIONAL PRINCIPAL
-----------------------------------------------------------------------------------------
September 30, 1996
                                   Receive Fixed        Pay Fixed       Basis
(In millions)                       Pay Floating     Receive Floating   Swaps     Total
-----------------------------------------------------------------------------------------
                               Specific     Pool     Specific    Pool    Pool
                               --------    ------    --------    ----    ----
Swaps associated with:
  Loans......................    $    -    $  997        $ 61    $  -    $  -    $1,058
  Investment securities......         -         -         240       -       -       240
  Securitized credit card
   receivables...............         -       581           -       -       -       581
  Deposits...................        50     3,041           -       -       -     3,091
  Funds borrowed (including
   long-term debt)...........     4,329         -           -     175     340     4,844
                                 ------    ------        ----    ----    ----    ------
    Total....................    $4,379    $4,619        $301    $175    $340    $9,814
                                 ======    ======        ====    ====    ====    ======
-----------------------------------------------------------------------------------------

Substantially all ALM interest rate swaps are standard swap contracts. The table that follows summarizes the contractual maturities and weighted average pay and receive rates for the ALM swap position at September 30, 1996. The variable interest rates, which generally are the one-month, three-month and six-month LIBOR rates in effect on the date of repricing, are assumed to remain constant. However, the variable interest rates will change and would affect the related weighted average information presented in the table.

--------------------------------------------------------------------------------------
(Dollars in millions)     1996     1997     1998    1999    2000   Thereafter    Total
--------------------------------------------------------------------------------------
Receive fixed/pay
 floating swaps
   Notional amount.....  $ 836   $4,102   $1,083   $ 419   $ 278       $2,280   $8,998
   Weighted average
     Receive rate......   5.98%    5.97%    6.29%   6.32%   5.70%        7.03%    6.29%
     Pay rate..........   5.70%    5.67%    5.81%   5.81%   5.82%        5.75%    5.72%

Pay fixed/receive
 floating swaps
   Notional amount.....  $  66   $   97   $   57   $  83   $ 110       $   63   $  476
   Weighted average
     Receive rate......   5.62%    5.68%    5.82%   5.78%   5.74%        5.85%    5.74%
     Pay rate..........   6.90%    7.22%    8.07%   7.99%   7.74%        8.01%    7.64%

Basis swaps
   Notional amount.....  $   -   $   50   $  265   $  25   $   -       $    -   $  340
   Weighted average
     Receive rate......      -%    5.59%    5.72%   5.65%      -%           -%    5.70%
     Pay rate..........      -%    5.48%    5.75%   5.58%      -%           -%    5.70%
--------------------------------------------------------------------------------------
Total notional
 amount................  $ 902   $4,249   $1,405   $ 527   $ 388       $2,343   $9,814
--------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

The Corporation has developed policies and procedures to manage the level and composition of risk in its credit portfolio. The objective of this credit risk process is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction.

--------------------------------------------------------------------------------------
Selected Statistical Information
                                    Sept. 30   June 30   March 31   Dec. 31   Sept. 30
(Dollars in millions)                   1996      1996       1996      1995       1995
--------------------------------------------------------------------------------------
At period-end
  Loans outstanding...............   $66,602   $66,431    $64,253   $64,434    $61,076
  Nonperforming loans.............       309       356        391       363        296
  Other real estate, net..........        26        33         39        34         36
  Nonperforming assets............       335       389        430       397        332
  Allowance for credit losses.....     1,447     1,430      1,383     1,338      1,230
  Nonperforming assets/loans
   outstanding and other
   real estate, net...............       0.5%      0.6%       0.7%      0.6%       0.5%
  Allowance for credit losses/
   loans outstanding..............       2.2       2.2        2.2       2.1        2.0
  Allowance for credit losses/
   nonperforming loans............       468       402        354       369        416

For the quarter ended
  Average loans...................   $65,962   $64,534    $63,790   $62,258    $59,661
  Net charge-offs.................       182       153        145       107         60
  Net charge-offs/average loans...       1.1%      0.9%       0.9%      0.7%       0.4%
--------------------------------------------------------------------------------------

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign) and consumer (credit card and other consumer) segments.

------------------------------------------------------------------------------
Loan Composition                Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(In millions)                       1996     1996      1996     1995      1995
------------------------------------------------------------------------------
Commercial risk
 Domestic
    Commercial................   $27,537  $26,237   $25,220  $25,551   $24,818
    Real estate
      Construction............     1,094    1,193     1,191    1,151     1,116
      Other...................     5,446    5,665     5,897    6,103     6,107
    Lease financing...........     1,683    1,644     1,505    1,588     1,434
  Foreign.....................     3,587    3,790     3,487    3,726     3,605
                                 -------  -------   -------  -------   -------
          Total commercial....    39,347   38,529    37,300   38,119    37,080
                                 -------  -------   -------  -------   -------
Consumer risk
  Credit cards................     9,888   10,441     9,722    9,649     7,597
  Secured by real estate (1)..     9,334    9,231     9,228    8,933     8,816
  Automotive..................     4,411    4,463     4,546    4,477     4,390
  Other.......................     3,622    3,767     3,457    3,256     3,193
                                 -------  -------   -------  -------   -------
          Total consumer......    27,255   27,902    26,953   26,315    23,996
                                 -------  -------   -------  -------   -------
          Total...............   $66,602  $66,431   $64,253  $64,434   $61,076
                                 =======  =======   =======  =======   =======
------------------------------------------------------------------------------

(1) Includes home equity loans.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in on-and off-balance-sheet credit exposure attributable to various financial instruments. The amount of the allowance is based on formal review and analysis of potential credit losses, as well as prevailing economic conditions. The Corporation also maintains a separate reserve for securitized credit card receivables as shown in the table below.

----------------------------------------------------------------------------------

Allowance for Credit Losses         Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(In millions)                           1996     1996      1996     1995      1995
----------------------------------------------------------------------------------
Balance, beginning of quarter.....    $1,430   $1,383    $1,338   $1,230    $1,159
----------------------------------------------------------------------------------
Provision for credit losses.......       185      185       175      210       125
----------------------------------------------------------------------------------
Charge-offs
  Commercial
    Domestic
      Commercial..................        30       21        43       43        11
      Real estate.................         2        7         4        2         6
      Lease financing.............         3        2         2        1         1
    Foreign.......................         2        -         -        -         -
  Consumer
      Credit card.................       159      141       104       76        53
      Other.......................        22       20        21       23        18
                                      ------   ------    ------   ------    ------
        Total charge-offs.........       218      191       174      145        89
----------------------------------------------------------------------------------
Recoveries
  Commercial
    Domestic
      Commercial..................        13        9        12       16        10
      Real estate.................         6        9         1        1         4
      Lease financing.............         1        -         -        1         -
    Foreign.......................         1        2         1        5         1
  Consumer
      Credit card.................         6       10         7        8         8
      Other.......................         9        8         8        7         6
                                      ------   ------    ------   ------    ------
        Total recoveries..........        36       38        29       38        29
----------------------------------------------------------------------------------
Net charge-offs...................       182      153       145      107        60
----------------------------------------------------------------------------------
Transfers related to securitized
  credit card receivables.........        14       15        15        5         -
Other.............................         -        -         -        -         6
----------------------------------------------------------------------------------
Balance, end of quarter...........    $1,447   $1,430    $1,383   $1,338    $1,230
                                      ======   ======    ======   ======    ======
==================================================================================
Reserve related to securitized
 credit card receivables..........    $  235   $  256    $  277   $  302    $  313
                                      ======   ======    ======   ======    ======
----------------------------------------------------------------------------------

NONPERFORMING ASSETS

The following table shows the trend in commercial nonperforming assets, including a breakdown of commercial real estate assets.

--------------------------------------------------------------------------------
Nonperforming Assets              Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(In millions)                         1996     1996      1996     1995      1995
--------------------------------------------------------------------------------
Nonperforming loans
  Commercial real estate.........    $ 121    $ 102     $ 117    $  91     $ 108
  Other..........................      188      254       274      272       188
                                     -----    -----     -----    -----     -----
     Total nonperforming loans...      309      356       391      363       296
                                     -----    -----     -----    -----     -----

Other real estate, net...........       26       33        39       34        36
                                     -----    -----     -----    -----     -----

     Total nonperforming assets..    $ 335    $ 389     $ 430    $ 397     $ 332
                                     =====    =====     =====    =====     =====
--------------------------------------------------------------------------------

COMMERCIAL RISK MANAGEMENT

The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

Commercial loans totaled $39.3 billion at September 30, 1996, up 3% from December 31, 1995, and up 6% from September 30, 1995.

During the third quarter, charge-offs net of recoveries were $16 million in the commercial portfolio and total nonperforming assets totaled $335 million.

COMMERCIAL REAL ESTATE

Commercial real estate loans include loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

Commercial real estate loans totaled $6.5 billion at September 30, 1996, down 10% from December 31, 1995. Commercial real estate loans totaled $7.2 billion at September 30, 1995.

During the third quarter, net recoveries in the commercial real estate portfolio were $4 million, and nonperforming commercial real estate assets, including other real estate, totaled $147 million at September 30, 1996.


CONSUMER RISK MANAGEMENT

Consumer loans consist of credit card receivables as well as home mortgage loans, home equity loans, automobile financing and other forms of consumer installment credit. Consumer loans totaled $27.3 billion at September 30, 1996, up 14% from $24.0 billion a year ago. Including securitized credit card receivables, these loans totaled $35.3 billion at September 30, 1996, up 10% from a year ago.

Total managed credit card receivables (i.e. those held in the portfolio and those sold to investors through securitization) were $17.9 billion at September 30, 1996, up 15% from a year earlier.

--------------------------------------------------------------------------------

Consumer Loans                    Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(In millions)                         1996     1996      1996     1995      1995
--------------------------------------------------------------------------------
Credit card loans................  $ 9,888  $10,441   $ 9,722  $ 9,649   $ 7,597

Securitized credit card
 receivables.....................    8,039    7,336     7,553    7,877     7,986
                                   -------  -------   -------  -------   -------

  Total managed credit card
    receivables..................   17,927   17,777    17,275   17,526    15,583
Other consumer loans
  Secured by real estate (1).....    9,334    9,231     9,228    8,933     8,816
  Automotive.....................    4,411    4,463     4,546    4,477     4,390
  Other..........................    3,622    3,767     3,457    3,256     3,193
                                   -------  -------   -------  -------   -------

    Other consumer loans.........   17,367   17,461    17,231   16,666    16,399
                                   -------  -------   -------  -------   -------

     Total.......................  $35,294  $35,238   $34,506  $34,192   $31,982
                                   =======  =======   =======  =======   =======
--------------------------------------------------------------------------------

(1) Includes home equity loans.

Credit card receivables represent the most significant risk element in the consumer portfolio. The credit card charge-off rate of 5.9% in the last two quarters represents a significant increase from prior quarters. In addition, the portfolio has experienced an increase in delinquency rates as presented in the table below.

--------------------------------------------------------------------------------
Credit Card Receivables                           For the Quarter Ended
                                  Sept. 30  June 30  March 31  Dec. 31 Sept. 30
(Dollars in millions)                 1996     1996      1996     1995     1995
-------------------------------------------------------------------------------
Average balances:
 Credit card loans............... $10,497   $ 9,814   $ 9,380  $ 8,034  $ 6,772

 Securitized credit card
  receivables....................   7,219     7,544     7,867    7,986    7,808
                                  -------   -------   -------  -------  -------

   Total average managed credit
    card receivables............. $17,716   $17,358   $17,247  $16,020  $14,580
                                  =======   =======   =======  =======  =======

Total net charge-offs
 (including securitizations)..... $   265   $   254   $   206  $   176  $   144
                                  =======   =======   =======  =======  =======
Net charge-offs/average
  total managed receivables......     5.9%      5.9%      4.8%     4.4%     3.9%
                                  =======   =======   =======  =======  =======
Credit Card Delinquency Rate--
 Managed Receivables-Period End
  30 or more days................     4.3%      3.8%      3.6%     3.6%     3.4%
  90 or more days................     1.6       1.4       1.4      1.3      1.2
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

The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The Corporation's net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $12.2 million in the third quarter of 1996, and by $29.8 million in the first nine months of 1996; net interest income in the third quarter and first nine months of 1995 would have increased by $8.7 million and $21.6 million, respectively.

The sale of fixed- and floating-rate credit card receivables as securities to investors subjects servicing revenue to interest rate risk. Therefore, interest rate derivatives, whose terms match those of the credit card securitizations, are used to reduce this volatility. Without the use of these instruments, credit card fee revenue would have been reduced by $2.4 million in the third quarter of 1996, and by $6.7 million in the first nine months of 1996. Credit card fee revenue in the third quarter and first nine months of 1995 would also have been reduced by $0.6 million and $5.1 million, respectively.

Deferred gains and losses on the early termination of interest rate swaps totaled a net deferred loss of $0.4 million as of September 30, 1996. This amount is scheduled to be amortized into income in the following periods: $2.5 million in the remainder of 1996, $(0.7) million in 1997, $(0.7) million in 1998, $(0.3) million in 1999, and $(1.2) million thereafter.

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

--------------------------------------------------------------------------------------
                                                                  Sept. 30     Dec. 31
(In billions)                                                       1996         1995
--------------------------------------------------------------------------------------
Gross credit exposure............................................  $21.4         $19.8

Less additional exposure based on estimate of potential adverse
  position exposure..............................................    9.9           6.8
                                                                   -----         -----
Gross fair value exposure........................................  $11.5         $13.0
                                                                   =====         =====
--------------------------------------------------------------------------------------
Gross fair value exposure........................................  $11.5         $13.0

Less netting adjustments due to master netting agreements........    6.9           6.2

Less unrecognized net gain due to nontrading activities..........      -           0.1
                                                                   -----         -----

Balance sheet exposure...........................................  $ 4.6         $ 6.7
                                                                   =====         =====
--------------------------------------------------------------------------------------

The increase in gross credit exposure and incremental potential adverse position exposure during the first nine months of 1996 was primarily a result of new activity. In the first nine months of 1996, there were no charge-offs associated with derivative financial instruments.

CAPITAL MANAGEMENT
Selected Capital Ratios

-------------------------------------------------------------------------------------------------
                                    Sept. 30  June 30  March 31  Dec. 31  Sept. 30      Corporate
Quarter Ended                           1996     1996      1996     1995      1995      Guideline
-------------------------------------------------------------------------------------------------
Common equity/total assets (1).....      8.1%     7.6%      7.3%     6.9%      6.8%           N/A
Tangible common equity ratio (1)...      7.7      7.1       6.9      6.4       6.3            N/A
Stockholders' equity/total assets..      8.5      7.8       7.5      6.9       6.8            N/A
Risk-based capital ratios (1)
   Tier 1..........................      8.4      8.1       8.1      7.8       8.2           7-8%
   Total...........................     12.4     12.2      12.3     11.8      12.4         11-12%
Leverage ratio (1).................      8.1      7.6       7.3      6.9       6.9       5.5-7.0%
                                                                                     Less than or
Double leverage ratio..............      113      114       115      115       114  equal to 120%
Dividend payout ratio (2)..........       33       33        35       29        31         30-40%
-------------------------------------------------------------------------------------------------

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


ECONOMIC CAPITAL

An economic capital framework has been constructed to allocate capital to business segments, products and customers based on the amount and type of risk inherent in the activity. Once economic capital is assigned, returns can be computed to determine if the activity earns an adequate return on risk. Total economic capital will vary proportionately with the level and risk of the Corporation's businesses and products. During the third quarter of 1996, credit risk consumed the largest amount of economic capital.

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

The Corporation's average common equity during the third quarter of 1996 and the previous four quarters exceeded its economic capital -- that needed for current business risks. Excess capital, defined as common equity above the intermediary capital target, is available for core business investment and acquisitions. If attractive long-term opportunities are not available over time in core businesses, management intends to return any excess capital to stockholders.

Integral to any successful capital management program is the ability to generate acceptable returns on stockholders' capital. The Corporation has been able to earn attractive returns on equity. Before merger-related charges, the return on average common stockholders' equity has been consistently above 15% -- the Corporation's minimum goal.


OTHER CAPITAL ACTIVITIES

In August 1995, the Corporation's $120.5 million issue of Preferred Stock, Series A, was redeemed, reducing quarterly dividend requirements by $2.1 million. Regulatory total capital was increased in February 1996 through the issuance of $150 million of subordinated debt. In October 1996, the Corporation issued an additional $150 million of subordinated debt.

In October 1996, the Board of Directors authorized the purchase of up to 40 million shares of the Corporation's common stock over the next two to three years. Purchases will occur periodically in open market or private transactions.


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
-----------------------------------------------------------------------------
                                                  Sept. 30  Dec. 31  Sept. 30
(In millions)                                         1996     1995      1995
-----------------------------------------------------------------------------
Regulatory Risk-Based Capital
Tier 1 capital..................................  $  8,530  $ 7,750   $ 7,874
Tier 2 capital and other adjustments............     4,036    4,017     3,998
                                                  --------  -------   -------
     Total capital..............................  $ 12,566  $11,767   $11,872
                                                  ========  =======   =======

Regulatory Risk-Weighted Assets
Balance sheet risk-weighted assets..............  $ 71,577  $71,040   $68,280
Off-balance-sheet risk-weighted assets..........    29,763   28,403    27,384
                                                  --------  -------   -------
     Total risk-weighted assets.................  $101,340  $99,443   $95,664
                                                  ========  =======   =======
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Intangible Assets                                 Sept. 30  Dec. 31  Sept. 30
(In millions)                                         1996     1995      1995
-----------------------------------------------------------------------------
Goodwill........................................  $    404  $   446   $   457
Other identified intangibles....................        79      106       118
                                                  --------  -------   -------
     Total......................................  $    483  $   552   $   575
                                                  ========  =======   =======
-----------------------------------------------------------------------------


Tier 1 and total capital have been reduced by goodwill and other nonqualifying intangible assets, which totaled $408 million at September 30, 1996, $458 million at December 31, 1995, and $470 million at September 30, 1995.

The Corporation's major banking subsidiaries have exceeded the regulatory well-capitalized guidelines as shown in the following tables. Major banking subsidiaries include: The First National Bank of Chicago (FNBC), FCC National Bank (FCCNB), American National Bank and Trust Company of Chicago (ANB), NBD Bank (Michigan) (NBD Michigan), and NBD Bank, N.A. (Indiana)(NBD Indiana).

---------------------------------------------------------------------
                                                      NBD       NBD
                             FNBC   FCCNB    ANB   Michigan   Indiana
---------------------------------------------------------------------
September 30, 1996
Risk-based capital ratios
   Tier 1 capital..........    7.8%    8.9%   8.5%      9.1%     10.7%
   Total capital...........   11.0    11.8   11.3      12.9      12.0

 Leverage ratio............    6.8     8.4    9.4      10.1       9.4

---------------------------------------------------------------------
                                                      NBD       NBD
                             FNBC   FCCNB    ANB   Michigan   Indiana
---------------------------------------------------------------------

December 31, 1995
Risk-based capital ratios
   Tier 1 capital..........   7.6%   10.0%   9.2%       7.6%     10.3%
   Total capital...........  11.3    12.1   11.5       10.9      11.5

Leverage ratio.............   5.9    11.7    9.2        7.4       7.9

---------------------------------------------------------------------
                                                      NBD       NBD
                             FNBC   FCCNB    ANB   Michigan   Indiana
---------------------------------------------------------------------

September 30, 1995
Risk-based capital ratios
   Tier 1 capital..........   7.9%   12.6%   9.6%       7.4%     10.7%
   Total capital...........  11.7    15.1   12.0       10.8      11.9

Leverage ratio.............   5.9    14.1    9.6        6.8       8.2

---------------------------------------------------------------------

It is important to note that by maintaining regulatory well-capitalized status, these banks benefit from lower FDIC deposit premiums.

In September 1996, the U.S. bank regulators amended their risk-based capital requirements to incorporate a measure for market risk inherent in the trading portfolio. Under the new market risk requirements, capital will be allocated to support the amount of market risk that relates to the Corporation's trading activities. The market risk rules are not effective until 1998 and will only apply to institutions with significant trading activities. It is anticipated that both the Corporation and FNBC will be subject to the new market risk capital rules. It is currently estimated that the new rules will not significantly affect the risk-based capital ratios of either entity.

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------------------------------------

                                                                     September 30   December 31   September 30
(Dollars in millions)                                                        1996          1995           1995
--------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks............................................      $  7,706      $  7,297       $  6,348
Interest-bearing due from banks....................................         5,695        10,241         10,302
Federal funds sold and securities under resale agreements..........         5,640        11,698         14,244
Trading assets.....................................................         5,226         8,150          8,116
Derivative product assets..........................................         4,645         6,713          7,981
Investment securities (fair values--$7,140, $9,449 and $12,049,
 respectively).....................................................         7,140         9,449         11,910
Loans (net of unearned income--$681, $610 and $502, respectively)..        66,602        64,434         61,076
Allowance for credit losses........................................        (1,447)       (1,338)        (1,230)
Premises and equipment.............................................         1,424         1,423          1,456
Customers' acceptance liability....................................           705           729            783
Other assets.......................................................         3,358         3,206          3,070
                                                                         --------      --------       --------
          Total assets.............................................      $106,694      $122,002       $124,056
                                                                         ========      ========       ========

--------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits
  Demand...........................................................      $ 16,242      $ 15,234       $ 13,286
  Savings..........................................................        20,882        20,180         19,785
  Time.............................................................        15,844        15,919         15,956
  Foreign offices..................................................        10,711        17,773         17,907
                                                                         --------      --------       --------
          Total deposits...........................................        63,679        69,106         66,934
Federal funds purchased and securities under repurchase agreements.         8,193        15,711         20,031
Other short-term borrowings........................................         9,830         9,802          9,257
Long-term debt.....................................................         7,967         8,163          8,445
Acceptances outstanding............................................           705           729            783
Derivative product liabilities.....................................         4,589         6,723          7,609
Other liabilities..................................................         2,644         3,318          2,552
                                                                         --------      --------       --------
          Total liabilities........................................        97,607       113,552        115,611

--------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock....................................................           475           489            491
Common stock--$1 par value.........................................           319           319            330
  Number of shares authorized--750,000,000; 750,000,000; and
   500,000,000, respectively
  Number of shares issued--318,920,332; 318,535,798; and
   330,080,612, respectively
  Number of shares outstanding--317,699,166; 315,241,109; and
   318,712,027, respectively
Surplus............................................................         2,179         2,185          2,550
Retained earnings..................................................         6,189         5,497          5,491
Fair value adjustment on investment securities available-for-sale..            23           112            (34)
Deferred compensation..............................................           (57)          (39)           (39)
Accumulated translation adjustment.................................             7             8              9
Treasury stock at cost--1,221,166; 3,294,689; and 11,368,585
 shares, respectively..............................................           (48)         (121)          (353)
                                                                         --------      --------       --------
          Stockholders' equity.....................................         9,087         8,450          8,445
                                                                         --------      --------       --------
          Total liabilities and stockholders' equity...............      $106,694      $122,002       $124,056
                                                                         ========      ========       ========
--------------------------------------------------------------------------------------------------------------

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
--------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended      Nine Months Ended
                                                                            September 30             September 30
(In millions, except per share data)                                      1996          1995       1996        1995
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees..............................................      $1,482      $1,318       $4,310     $3,862
Bank balances......................................................         112         161          381        466
Federal funds sold and securities under resale agreements..........         113         230          453        716
Trading assets.....................................................          96         141          323        335
Investment securities--taxable.....................................          82         176          285        561
Investment securities--tax-exempt..................................          23          28           70         84
                                                                         ------      ------       ------     ------
          Total....................................................       1,908       2,054        5,822      6,024
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits...........................................................         527         677        1,664      1,917
Federal funds purchased and securities under repurchase agreements.         149         304          564        906
Other short-term borrowings........................................         156         131          448        396
Long-term debt.....................................................         134         146          409        431
                                                                         ------      ------       ------     ------
          Total....................................................         966       1,258        3,085      3,650
-------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME................................................         942         796        2,737      2,374
Provision for credit losses........................................         185         125          545        300
                                                                         ------      ------       ------     ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..............         757         671        2,192      2,074
-------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits (losses)..................................         (12)         85           46        162
Equity securities gains............................................          50          66          184        181
Investment securities gains........................................           2           2           27          3
                                                                         ------      ------       ------     ------
  Market-driven revenue............................................          40         153          257        346
Credit card fee revenue............................................         228         248          655        673
Fiduciary and investment management fees...........................         100          97          298        290
Service charges and commissions....................................         201         184          585        545
Other..............................................................          28          20           71         82
                                                                         ------      ------       ------     ------
          Total....................................................         597         702        1,866      1,936
-------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.....................................         419         437        1,281      1,260
Occupancy expense of premises, net.................................          64          69          195        198
Equipment rentals, depreciation and maintenance....................          56          53          166        162
FDIC insurance expense.............................................          20           2           24         54
Amortization of intangible assets..................................          20          21           59         67
Other..............................................................         237         245          733        706
                                                                         ------      ------       ------     ------
          Total....................................................         816         827        2,458      2,447
-------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES.........................................         538         546        1,600      1,563
Applicable income taxes............................................         180         189          541        539
                                                                         ------      ------       ------     ------
NET INCOME.........................................................      $  358      $  357       $1,059     $1,024
                                                                         ======      ======       ======     ======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.............      $  350      $  347       $1,035     $  994
                                                                         ======      ======       ======     ======
-------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  NET INCOME - PRIMARY.............................................       $1.09       $1.07        $3.24      $3.07
  NET INCOME - FULLY DILUTED.......................................       $1.08       $1.06        $3.19      $3.03
-------------------------------------------------------------------------------------------------------------------

First Chicago NBD Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
----------------------------------------------------------------------------------------
Nine Months Ended September 30                                        1996         1995
(In millions)
----------------------------------------------------------------------------------------
PREFERRED STOCK
  Balance, beginning of period.....................................  $  489       $  611
  Redemption of preferred stock....................................       -         (120)
  Conversion of preferred stock....................................     (14)           -
                                                                     ------       ------
  Balance, end of period...........................................     475          491
                                                                     ------       ------
COMMON STOCK
  Balance, beginning of period.....................................     319          329
  Issuance of common stock.........................................       -            1
                                                                     ------       ------
  Balance, end of period...........................................     319          330
                                                                     ------       ------
CAPITAL SURPLUS
  Balance, beginning of period.....................................   2,185        2,555
  Issuance of common stock.........................................       -           12
  Issuance of treasury stock.......................................     (45)         (12)
  Acquisition of subsidiaries......................................      17           (3)
  Cancellation of shares held in treasury..........................       -           (8)
  Conversion of preferred stock....................................      (5)           -
  Other............................................................      27            6
                                                                     ------       ------
  Balance, end of period...........................................   2,179        2,550
                                                                     ------       ------
RETAINED EARNINGS
  Balance, beginning of period.....................................   5,497        4,808
  Net income.......................................................   1,059        1,024
  Cash dividends declared--common stock............................    (343)        (311)
  Cash dividends accrued--preferred stock..........................     (24)         (30)
                                                                     ------       ------
  Balance, end of period...........................................   6,189        5,491
                                                                     ------       ------

FAIR VALUE ADJUSTMENT ON INVESTMENT SECURITIES
  AVAILABLE-FOR-SALE
  Balance, beginning of period.....................................     112         (158)
  Change in fair value (net of taxes) and other....................     (89)         124
                                                                     ------       ------
  Balance, end of period...........................................      23          (34)
                                                                     ------       ------

DEFERRED COMPENSATION
  Balance, beginning of period.....................................     (39)         (33)
  Awards granted, net..............................................     (31)         (17)
  Amortization of deferred compensation............................      18           17
  Other............................................................      (5)          (6)
                                                                     ------       ------
  Balance, end of period...........................................     (57)         (39)
                                                                     ------       ------

ACCUMULATED TRANSLATION ADJUSTMENT
  Balance, beginning of period.....................................       8            7
  Translation gain (loss), net of taxes............................      (1)           2
                                                                     ------       ------
  Balance, end of period...........................................       7            9
                                                                     ------       ------

TREASURY STOCK
  Balance, beginning of period.....................................    (121)        (310)
  Purchase of common stock.........................................     (17)        (360)
  Acquisition of subsidiaries......................................       -          262
  Cancellation of shares held in treasury..........................       -            8
  Issuance of stock................................................      90           47
                                                                     ------       ------
  Balance, end of period...........................................     (48)        (353)
                                                                     ------       ------

TOTAL STOCKHOLDERS' EQUITY, END OF PERIOD..........................  $9,087       $8,445
                                                                     ======       ======
----------------------------------------------------------------------------------------

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30                                                                     1996          1995
(In millions)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................................................   $ 1,059        $ 1,024

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization.............................................................       187            207
  Provision for credit losses...............................................................       545            300
  Equity securities gains...................................................................      (184)          (181)
  Net (increase) in net derivative product balances.........................................       (66)           (87)
  Net (increase) decrease in trading assets.................................................     2,939         (2,941)
  Net (increase) in loans held for sale.....................................................      (157)          (407)
  Net (increase) decrease in accrued income receivable......................................        83           (177)
  Net increase (decrease) in accrued expenses payable.......................................       (12)           200
  Net (increase) decrease in other assets...................................................      (233)            93
  Other noncash adjustments.................................................................       (41)          (274)
                                                                                               -------        -------
  Total adjustments.........................................................................     3,061         (3,267)

Net cash provided by (used in) operating activities.........................................     4,120         (2,243)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold and securities under resale agreements........     6,058           (543)
Purchase of investment securities--available-for-sale.......................................    (3,980)        (2,892)
Purchase of debt investment securities--held-to-maturity....................................        -            (117)
Purchase of equity securities--fair value...................................................       (95)          (318)
Proceeds from maturities of debt securities--available-for-sale.............................     2,107          2,236
Proceeds from maturities of debt securities--held-to-maturity...............................        -             903
Proceeds from sales of investment securities--available-for-sale............................     4,067          3,283
Proceeds from sales of equity securities--fair value........................................        98            906
Credit card receivables securitized.........................................................     1,029          2,286
Net (increase) in loans.....................................................................    (3,827)        (7,017)
Loan recoveries.............................................................................       102            106
Net proceeds from sales of assets held for accelerated disposition..........................        24             59
Purchases of premises and equipment.........................................................      (206)          (280)
Proceeds from sales of premises and equipment...............................................        63             63
Net cash and cash equivalents due to acquisitions and dispositions..........................      (225)           115
                                                                                               -------        -------
Net cash provided by (used in) investing activities.........................................     5,215         (1,210)
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits.........................................................    (4,888)           473
Net increase (decrease) in federal funds purchased and securities under repurchase
 agreements.................................................................................    (7,518)         3,112
Net increase in other short-term borrowings.................................................        29            809
Proceeds from issuance of long-term debt....................................................     1,442          1,878
Repayment of long-term debt.................................................................    (1,670)          (734)
Net (decrease) in other liabilities.........................................................      (463)          (242)
Dividends paid..............................................................................      (366)          (337)
Proceeds from issuance of common and treasury stock.........................................        22             37
Repurchase of common stock..................................................................       (17)          (378)
Payment for redemption of preferred stock...................................................        -            (121)
                                                                                               -------        -------
Net cash provided by (used in) financing activities.........................................   (13,429)         4,497
---------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS................................       (43)            57
---------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................    (4,137)         1,101
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................    17,538         15,549
                                                                                               -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................   $13,401        $16,650
                                                                                               =======        =======
---------------------------------------------------------------------------------------------------------------------

For purposes of this statement, cash and cash equivalents consist of cash and due from banks--noninterest-bearing and interest-bearing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1
------

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

Note 2
------

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

--------------------------------------------------------------------------------

                                                               Nine Months Ended
(In millions)                                                    September 30
                                                                 1996     1995
--------------------------------------------------------------------------------
PRIMARY
  Net income.................................................    $1,059   $1,024
  Preferred stock dividends..................................        24       30
                                                                 ------   ------
  Net income attributable to common
    stockholders' equity.....................................    $1,035   $  994
                                                                 ======   ======
  Average number of common and
    common-equivalent shares.................................     319.8    323.8
                                                                  =====    =====
FULLY DILUTED
  Net income.................................................    $1,059   $1,024
  Preferred stock dividends, excluding
    convertible Series B.....................................        15       21
                                                                 ------   ------
  Fully diluted net income...................................    $1,044   $1,003
                                                                 ======   ======
  Average number of shares,
    assuming full dilution...................................     327.2    331.2
                                                                  =====    =====
---------------------------------------------------------------------------------

Note 3
------

At September 30, 1996, credit card receivables aggregated $9.9 billion. These receivables are available for sale at face value through credit card securitization programs.


Note 4
------

Nonperforming loans are generally identified as "impaired loans." At September 30, 1996, the recorded investment in loans considered impaired was $309 million, which required a related allowance for credit losses of $49 million. Substantially all of the $309 million in impaired loans required the establishment of an allocated reserve. The average recorded investment in impaired loans was approximately $346 million for the quarter ended September 30, 1996. The Corporation recognized interest income associated with impaired loans of $5 million during the quarter.

Loans 90 days or more past due and still accruing interest amounted to $266 million at September 30, 1996, compared with $197 million at December 31, 1995, and $144 million at September 30, 1995.


Note 5
------

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

The Corporation also has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. The Corporation has elected to retain its current method of accounting for employee stock compensation plans and to begin disclosing the effect of the valuations required by this Statement in the annual report for the year ending December 31, 1996. Accordingly, there is no financial statement effect related to the adoption of this Statement.

In June of 1996, the FASB issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which generally becomes effective on a prospective basis beginning January 1, 1997. In October of 1996, the FASB tentatively decided to delay the effective date of certain provisions until January 1, 1998. The new Statement primarily establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. The effect of the Statement is uncertain at this time pending the resolution of various implementation issues.


Note 6
------

The ratio of income to fixed charges for the nine months ended September 30, 1996, excluding interest on deposits was 2.1x, and including interest on deposits was 1.5x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

Note 7
------

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


Note 8
------

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

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
----------------------------------------------------------------------------------------
                                             Investment Securities--Available-for-Sale
                                         -----------------------------------------------
                                                        Gross       Gross
                                         Amortized Unrealized  Unrealized    Fair Value
September 30, 1996 (In millions)              Cost      Gains      Losses   (Book Value)
----------------------------------------------------------------------------------------
U.S. Treasury...........................    $2,910       $ 10        $ 10        $2,910
U.S. government agencies
  Mortgage-backed securities............     1,563         19          32         1,550
  Collateralized mortgage obligations...        27          -           -            27
  Other.................................        66          -           -            66
States and political subdivisions.......     1,199         57           1         1,255
Other debt securities...................       201          3           -           204
Equity securities (1)(2)................     1,020        185          77         1,128
                                            ------       ----        ----        ------
    Total...............................    $6,986       $274        $120        $7,140
                                            ======       ====        ====        ======
 --------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------
                                Three Months Ended September 30, 1996   Three Months Ended September 30, 1995
                                --------------------------------------  -------------------------------------
                                              Credit Card                              Credit Card
(In millions)                   Reported  Securitizations     Adjusted   Reported  Securitizations  Adjusted
-------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..        $    967          $   151     $  1,118   $    824           $  183  $  1,007
Provision for credit
  losses................             185              106          291        125               94       219
Noninterest income......             597              (45)         552        702              (89)      613
Noninterest expense.....             816                -          816        827                -       827
Net income..............             358                -          358        357                -       357

Assets--quarter-end.....        $106,694           $8,039     $114,733   $124,056           $7,986  $132,042
      --average.........         110,715            7,219      117,934    124,738            7,808   132,546
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
                                Nine Months Ended September 30, 1996    Nine Months Ended September 30, 1995
                                ------------------------------------    ------------------------------------
                                              Credit Card                             Credit Card
(In millions)                   Reported  Securitizations  Adjusted     Reported  Securitizations  Adjusted
------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..        $  2,815           $  487  $  3,302     $  2,447           $  487  $  2,934
Provision for credit
  losses................             545              321       866          300              234       534
Noninterest income......           1,866             (166)    1,700        1,936             (253)    1,683
Noninterest expense.....           2,458                -     2,458        2,447                -     2,447
Net income..............           1,059                -     1,059        1,024                -     1,024

Assets--quarter-end.....        $106,694           $8,039  $114,733     $124,056           $7,986  $132,042
      --average.........         115,882            7,542   123,424      121,907            6,911   128,818
------------------------------------------------------------------------------------------------------------

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

----------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
----------------------------------------------------------------------------------------------------------------------
Three Months Ended                                             September 30, 1996                   June 30, 1996
----------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                  Average             Average    Average             Average
(Dollars in millions)                                       Balance   Interest     Rate    Balance   Interest     Rate
----------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing due from banks..........................  $  7,891     $  112     5.65%  $  8,765     $  123     5.64%
Federal funds sold and securities under resale
 agreements..............................................     8,402        113     5.35     12,264        163     5.35
Trading assets...........................................     6,577         96     5.81      7,312        105     5.78
Investment securities
  U.S. government and federal agency.....................     4,778         78     6.49      5,171         87     6.77
  States and political subdivisions......................     1,265         29     9.12      1,354         30     8.91
  Other..................................................     1,248         17     5.42      1,164         18     6.22
                                                           --------     ------     ----   --------     ------     ----
    Total investment securities..........................     7,291        124     6.77      7,689        135     7.06
Loans (1)(2)
  Domestic offices.......................................    62,384      1,429     9.23     60,981      1,361     9.09
  Foreign offices........................................     3,578         59     6.56      3,553         60     6.79
                                                           --------     ------     ----   --------     ------     ----
    Total loans..........................................    65,962      1,488     9.08     64,534      1,421     8.96
                                                           --------     ------     ----   --------     ------     ----
    Total earning assets (3).............................    96,123      1,933     8.00    100,564      1,947     7.79
Cash and due from banks..................................     6,352                          6,330
Allowance for credit losses..............................    (1,455)                        (1,378)
Other assets.............................................     9,695                         10,764
                                                           --------                       --------
    Total assets.........................................  $110,715                       $116,280
                                                           ========                       ========
----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings................................................  $ 10,940     $   61     2.22%  $ 11,184     $   59     2.12%
  Money market...........................................    10,166         92     3.60      9,910         91     3.69
  Time...................................................    15,736        213     5.38     15,881        213     5.39
  Foreign offices........................................    12,898        161     4.97     14,324        182     5.11
                                                           --------     ------     ----   --------     ------     ----
    Total deposits--interest-bearing.....................    49,740        527     4.22     51,299        545     4.27
Federal funds purchased and securities under repurchase
  agreements.............................................    11,227        149     5.28     14,622        190     5.23
Other short-term borrowings..............................    11,773        156     5.27     10,947        139     5.11
Long-term debt...........................................     8,122        134     6.56      8,197        138     6.77
                                                           --------     ------     ----   --------     ------     ----
    Total interest-bearing liabilities...................    80,862        966     4.75     85,065      1,012     4.78
Demand deposits..........................................    13,742                         13,863
Other liabilities........................................     7,272                          8,680
Preferred stock..........................................       487                            489
Common stockholders' equity..............................     8,352                          8,183
                                                           --------                       --------
    Total liabilities and stockholders' equity...........  $110,715                       $116,280
                                                           ========                       ========
----------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3).......................               $1,933     8.00%               $1,947     7.79%
Interest expense/earning assets..........................                  966     4.00                 1,012     4.05
                                                                        ------     ----                ------     ----
Net interest margin......................................               $  967     4.00%               $  935     3.74%
                                                                        ======     ====                ======     ====
----------------------------------------------------------------------------------------------------------------------

 (1) Average lease-financing receivables are reduced by related deferred tax liabilities in calculating the average rate.
 (2) Nonperforming loans are included in average balances used to determine the average rate.
 (3) Includes tax-equivalent adjustments based on a 35% federal income tax rate.

-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
          March 31, 1996                        December 31, 1995                        September 30, 1995
-------------------------------------------------------------------------------------------------------------------
 Average                 Average        Average                  Average           Average                  Average
 Balance     Interest       Rate        Balance      Interest       Rate           Balance       Interest      Rate
-------------------------------------------------------------------------------------------------------------------
$  9,686       $  146       6.06%      $ 10,155        $  154       6.02%         $ 10,460         $  161      6.11%

  13,465          177       5.29         13,911           206       5.88            15,789            230      5.78
   8,797          124       5.67          8,742           132       5.99             8,554            142      6.59

   6,197          105       6.81          8,356           143       6.79             9,842            167      6.73
   1,428           32       9.01          1,457            34       9.26             1,500             35      9.26
   1,266           17       5.40          1,308            21       6.37             1,925             22      4.53
--------       ------       ----       --------        ------       ----          --------         ------     -----
   8,891          154       6.97         11,121           198       7.06            13,267            224      6.70

  60,315        1,358       9.17         58,537         1,343       9.22            56,260          1,261      9.02
   3,475           61       7.06          3,721            63       6.72             3,401             64      7.47
--------       ------       ----       --------        ------       ----          --------         ------      ----
  63,790        1,419       9.05         62,258         1,406       9.07            59,661          1,325      8.93
--------       ------       ----       --------        ------       ----          --------         ------      ----
 104,629        2,020       7.77        106,187         2,096       7.83           107,731          2,082      7.66
   6,081                                  6,141                                      5,992
  (1,335)                                (1,234)                                    (1,179)
  11,333                                 12,679                                     12,194
--------                               --------                                   --------
$120,708                               $123,773                                   $124,738
========                               ========                                   ========
-------------------------------------------------------------------------------------------------------------------

$ 11,273       $   64       2.28%      $ 11,221        $   72       2.55%         $ 11,335         $   73      2.56%
   8,645           84       3.91          8,979            90       3.98             9,564             97      4.02
  16,941          234       5.56         18,529           271       5.80            17,368            260      5.94
  15,707          210       5.38         16,365           231       5.60            17,194            247      5.70
--------       ------       ----       --------        ------       ----          --------         ------      ----
  52,566          592       4.53         55,094           664       4.78            55,461            677      4.84

  17,076          225       5.30         19,003           286       5.97            20,443            304      5.90
  11,774          153       5.23          8,986           142       6.27             8,962            131      5.80
   8,079          137       6.82          8,275           140       6.71             8,238            146      7.03
--------       ------       ----       --------        ------       ----          --------         ------      ----
  89,495        1,107       4.97         91,358         1,232       5.35            93,104          1,258      5.36
  13,356                                 13,458                                     13,158
   9,314                                 10,469                                      9,972
     490                                    490                                        570
   8,053                                  7,998                                      7,934
--------                               --------                                   --------
$120,708                               $123,773                                   $124,738
========                               ========                                   ========
-------------------------------------------------------------------------------------------------------------------
               $2,020       7.77%                      $2,096       7.83%                          $2,082      7.66%
                1,107       4.26                        1,232       4.60                            1,258      4.63
               ------       ----                       ------       ----                           ------      ----
               $  913       3.51%                      $  864       3.23%                          $  824      3.03%
               ======       ====                       ======       ====                           ======      ====
-------------------------------------------------------------------------------------------------------------------


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION
---------------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
---------------------------------------------------------------------------------------------------------------------------------
Nine Months Ended                                               September 30, 1996                      September 30, 1995
---------------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                  Average             Average            Average                Average
(Dollars in millions)                                       Balance   Interest     Rate            Balance     Interest      Rate
---------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing due from banks..........................  $  8,778     $  381     5.80%          $  9,962       $  466      6.25%
Federal funds sold and securities under resale
 agreements..............................................    11,366        453     5.32             16,296          716      5.87
Trading assets...........................................     7,558        325     5.74              6,820          337      6.61
Investment securities
  U.S. government and federal agency.....................     5,380        270     6.70             10,574          538      6.80
  States and political subdivisions......................     1,349         91     9.01              1,575          107      9.08
  Other..................................................     1,226         52     5.67              1,939           50      3.45
                                                           --------     ------     ----           --------       ------      ----
    Total investment securities..........................     7,955        413     6.93             14,088          695      6.60
Loans (1)(2)
  Domestic offices.......................................    61,231      4,148     9.16             54,537        3,700      9.20
  Foreign offices........................................     3,535        180     6.80              3,313          183      7.39
                                                           --------     ------     ----           --------       ------      ----
    Total loans..........................................    64,766      4,328     9.03             57,850        3,883      9.09
                                                           --------     ------     ----           --------       ------      ----
    Total earning assets (3).............................   100,423      5,900     7.84            105,016        6,097      7.76
Cash and due from banks..................................     6,254                                  6,392
Allowance for credit losses..............................    (1,389)                                (1,186)
Other assets.............................................    10,594                                 11,685
                                                           --------                               --------
    Total assets.........................................  $115,882                               $121,907
                                                           ========                               ========
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings................................................  $ 11,131     $  184     2.21%          $ 11,441       $  226      2.64%
  Money market...........................................     9,576        267     3.72              9,370          279      3.98
  Time...................................................    16,184        660     5.45             16,949          737      5.81
  Foreign offices........................................    14,305        553     5.16             15,646          675      5.77
                                                           --------     ------     ----           --------       ------      ----
    Total deposits--interest-bearing.....................    51,196      1,664     4.34             53,406        1,917      4.80

Federal funds purchased and securities under repurchase
  agreements.............................................    14,297        564     5.27             20,388          906      5.94
Other short-term borrowings..............................    11,499        448     5.20              9,222          396      5.74
Long-term debt...........................................     8,133        409     6.72              7,833          431      7.36
                                                           --------     ------     ----           --------       ------      ----
    Total interest-bearing liabilities...................    85,125      3,085     4.84             90,849        3,650      5.37
Demand deposits..........................................    13,654                                 13,189
Other liabilities........................................     8,417                                  9,585
Preferred stock..........................................       489                                    597
Common stockholders' equity..............................     8,197                                  7,687
                                                           --------                               --------
    Total liabilities and stockholders' equity...........  $115,882                               $121,907
                                                           ========                               ========
---------------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3).......................               $5,900     7.84%                         $6,097      7.76%
Interest expense/earning assets..........................                3,085     4.10                           3,650      4.65
                                                                        ------     ----                          ------      ----
Net interest margin......................................               $2,815     3.74%                         $2,447      3.11%
                                                                        ======     ====                          ======      ====
---------------------------------------------------------------------------------------------------------------------------------


 (1) Average lease-financing receivables are reduced by related deferred tax liabilities in calculating the average rate.
 (2) Nonperforming loans are included in average balances used to determine the average rate.
 (3) Includes tax-equivalent adjustments based on a 35% federal income tax rate.

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

------------------------------------------------------------------------------------------------------------------------------------
                                                                    September 30     June 30   March 31  December 31   September 30
(Dollars in millions, except per share data)                                1996        1996       1996         1995           1995
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME DATA
For the Quarter Ended
Actual
  Net interest income--tax-equivalent basis..........................   $    967    $    935   $    913     $    864       $    824
  Average earning assets.............................................     96,123     100,564    104,629      106,187        107,731
  Net interest margin................................................       4.00%       3.74%      3.51%        3.23%          3.03%
Adjusted (1)
  Net interest income--tax-equivalent basis..........................   $ 1 ,115    $  1,100   $  1,078     $  1,033       $  1,003
  Average earning assets.............................................     98,346     100,935    102,518      104,143        104,962
  Net interest margin................................................       4.51%       4.38%      4.23%        3.93%          3.79%
------------------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
BALANCE SHEET DATA
Assets...............................................................   $106,694    $113,714   $115,465     $122,002       $124,056
Loans................................................................     66,602      66,431     64,253       64,434         61,076
Deposits.............................................................     63,679      64,593     64,243       69,106         66,934
Long-term debt.......................................................      7,967       7,951      8,011        8,163          8,445
Common stockholders' equity..........................................      8,612       8,339      8,135        7,961          7,954
Stockholders' equity.................................................      9,087       8,827      8,624        8,450          8,445
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA (2)
Common equity/assets.................................................        8.1%       7.6%       7.3%          6.9%           6.8%
Regulatory leverage ratio............................................        8.1        7.6        7.3           6.9            6.9
Risk-based capital
  Tier 1 capital ratio...............................................        8.4        8.1        8.1           7.8            8.2
  Total capital ratio................................................       12.4       12.2       12.3          11.8           12.4
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
FOR THE QUARTER ENDED
Net income as a percentage of:
  Average stockholders' equity.......................................       16.1%      16.7%      16.0%          5.9%          16.7%
  Average common stockholders' equity................................       16.7       17.4       16.6           5.9           17.4
  Average total assets...............................................       1.29       1.25       1.13          0.40           1.14
  Average earning assets.............................................       1.48       1.44       1.31          0.47           1.31
Stockholders' equity as a percentage of:
  Total assets.......................................................        8.5        7.8        7.5           6.9            6.8
  Total loans........................................................       13.6       13.3       13.4          13.1           13.8
  Total deposits.....................................................       14.3       13.7       13.4          12.2           12.6
Average stockholders' equity as a percentage of:
  Average assets.....................................................        8.0        7.5        7.1           6.9            6.8
  Average loans......................................................       13.4       13.4       13.4          13.6           14.3
  Average deposits...................................................       13.9       13.3       12.9          12.4           12.4
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA
FOR THE QUARTER ENDED
Market price
  High...............................................................   $  45 1/4   $ 45 1/2   $ 44 1/4     $  42 1/2      $  39 1/4
  Low................................................................      36 5/8     38 5/8     34 3/4        36 1/2         31 1/2
  At quarter-end.....................................................      45 1/4     39 1/8     41 1/2        39 1/2         38 1/4
Book value...........................................................   $   27.11   $  26.31   $  25.70     $   25.25      $   24.96
Dividends declared on common stock...................................   $    0.36   $   0.36   $   0.36     $    0.36      $    0.33
------------------------------------------------------------------------------------------------------------------------------------

(1) Adjusted to exclude impact of securitization of credit card receivables and the activities of FCCM.
(2)   Net of investment in FCCM.

First Chicago NBD Corporation and Subsidiaries
Five-Quarter Consolidated Income Statement

------------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                          Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(Dollars in millions, except per share data)                                  1996     1996      1996     1995      1995
------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees................................................      $ 1,482  $ 1,416   $ 1,412  $ 1,398   $ 1,318
Bank balances........................................................          112      123       146      154       161
Federal funds sold and securities under resale agreements............          113      163       177      206       230
Trading assets.......................................................           96      104       123      132       141
Investment securities--taxable.......................................           82       94       109      133       176
Investment securities--tax-exempt....................................           23       22        25       43        28
                                                                           -------  -------   -------  -------   -------
          Total......................................................        1,908    1,922     1,992    2,066     2,054
------------------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits.............................................................          527      545       592      664       677
Federal funds purchased and securities under repurchase
  agreements..........................................................         149      190       225      286       304
Other short-term borrowings..........................................          156      139       153      142       131
Long-term debt.......................................................          134      138       137      140       146
                                                                           -------  -------   -------  -------   -------
          Total......................................................          966    1,012     1,107    1,232     1,258
------------------------------------------------------------------------------------------------------------------------
Net Interest Income..................................................          942      910       885      834       796
Provision for credit losses..........................................          185      185       175      210       125
                                                                           -------  -------   -------  -------   -------
Net Interest Income After Provision for Credit Losses................          757      725       710      624       671
------------------------------------------------------------------------------------------------------------------------
Noninterest Income
Combined trading profits (losses)....................................          (12)      22        36       48        85
Equity securities gains..............................................           50       85        49       72        66
Investment securities gains (losses).................................            2        3        22      (19)        2
                                                                           -------  -------   -------  -------   -------
     Market-driven revenue...........................................           40      110       107      101       153
Credit card fee revenue..............................................          228      220       207      228       248
Fiduciary and investment management fees.............................          100       98       100      114        97
Service charges and commissions......................................          201      195       189      190       184
Other................................................................           28       20        23       22        20
                                                                           -------  -------   -------  -------   -------
          Total......................................................          597      643       626      655       702
------------------------------------------------------------------------------------------------------------------------
Noninterest Expense
Salaries and employee benefits.......................................          419      426       436      432       437
Occupancy expense of premises, net...................................           64       64        67       54        69
Equipment rentals, depreciation and maintenance......................           56       55        55       63        53
FDIC insurance expense...............................................            2        2         2        4         2
Amortization of intangible assets....................................           20       19        20       21        21
Other................................................................          237      248       248      247       245
                                                                           -------  -------   -------  -------   -------
     Operating expenses..............................................          798      814       828      821       827
Merger-related charges...............................................            -        -         -      267         -
FDIC special assessment..............................................           18        -         -        -         -
                                                                           -------  -------   -------  -------   -------
          Total......................................................          816      814       828    1,088       827
------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes...........................................          538      554       508      191       546
Applicable income taxes..............................................          180      193       168       65       189
                                                                           -------  -------   -------  -------   -------
Net Income...........................................................      $   358  $   361   $   340  $   126   $   357
                                                                           =======  =======   =======  =======   =======
Net Income Attributable to Common Stockholders' Equity...............      $   350  $   353   $   332  $   119   $   347
                                                                           =======  =======   =======  =======   =======
------------------------------------------------------------------------------------------------------------------------
Earnings Per Share
  Net Income - Primary...............................................      $  1.09  $  1.10   $  1.04  $  0.37   $  1.07
  Net Income - Fully Diluted.........................................      $  1.08  $  1.09   $  1.03  $  0.37   $  1.06
------------------------------------------------------------------------------------------------------------------------
Average number of common and common-equivalent shares (in millions)..        320.2    320.2     319.2    320.0     324.4
Average number of shares, assuming full dilution (in millions).......        327.5    326.9     326.2    326.9     331.8

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996
                                    -----------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to
                                    -------------    ------------
     Commission file number  1-7127
                          ---------------------------------------


                         FIRST CHICAGO NBD CORPORATION
     -------------------------------------------------------------
         (exact name of registrant as specified in its charter)

              DELAWARE                            38-1984850
     -------------------------------------------------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)

     ONE FIRST NATIONAL PLAZA     CHICAGO, ILLINOIS          60670
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

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.


         Class                                 Number of Shares Outstanding
-------------------------                      ----------------------------
Common Stock $1 par value                              318,838,372

                        FORM 10-Q CROSS-REFERENCE INDEX

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1. Financial Statements                                         Page
----------------------------                                         ----

        Consolidated Balance Sheet --
         September 30, 1996 and 1995, and December 31, 1995            27

        Consolidated Income Statement --
         Three and Nine Months Ended September 30, 1996 and 1995       28

        Consolidated Statement of Stockholders' Equity --
         Nine Months Ended September 30, 1996 and 1995                 29

        Consolidated Statement of Cash Flows --
         Nine Months Ended September 30, 1996 and 1995                 30

        Notes to Consolidated Financial Statements                  31-33

        Selected Statistical Information                                1,
                                                                    19-22,
                                                                    34-39

ITEM 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
        Condition and Results of Operations                          2-26
        -----------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                              42
-------------------------

ITEM 2. Changes in Securities                                          42
-----------------------------

ITEM 3. Defaults Upon Senior Securities                                42
---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders            42
-----------------------------------------------------------

ITEM 5. Other Information                                              42
-------------------------

ITEM 6. Exhibits and Reports on Form 8-K                               42
----------------------------------------



Signatures                                                             43

                         PART II. - OTHER INFORMATION
                         ----------------------------

ITEM 1. Legal Proceedings
-------------------------

        None

ITEM 2. Changes in Securities
-----------------------------

        None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

        Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        None

ITEM 5. Other Information
-------------------------

        None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a) Exhibit 12  Statement re computation of ratio

         Exhibit 27  Financial Data Schedule

     (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1996.

           Date                 Item Reported
         --------               -------------

         7/15/96                The Registrant's earnings for the quarter ended
                                June 30, 1996.

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



Date    November 14, 1996                   /s/ Verne G. Istock
     -----------------------               -------------------------------
                                                 Verne G. Istock
                                           Principal Executive Officer


Date    November 14, 1996                   /s/ William J. Roberts
     -----------------------               -------------------------------
                                                 William J. Roberts
                                           Principal Accounting Officer

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number         Description of Exhibit                      Page
--------------         ----------------------                      ----


    12 -              Statement re computation of ratio             45

    27 -              Financial Data Schedule                       46