Form 10-K405
period 1996-12-31
FIRST CHICAGO NBD CORP
filed 1997-03-27
CIK 70040

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 1-7127

                         FIRST CHICAGO NBD CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              38-1984850
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by nonaffiliates of the Corporation at December 31, 1996, was approximately $17,342,000,000 (based on the average price of such stock on February 28, 1997). At December 31, 1996, the Corporation had 313,473,520 shares of its Common Stock, $1.00 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PORTIONS OF THE CORPORATION'S DEFINITIVE PROXY STATEMENT DATED MARCH 28, 1997, ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FIRST CHICAGO NBD CORPORATION

                                FORM 10-K INDEX

                                                                            PAGE
                                                                            ----
PART I

 Item 1.    Business.....................................................     2
            Description of Business......................................     2
            Employees....................................................     5
            Competition..................................................     5
            Monetary Policy and Economic Controls........................     5
            Supervision and Regulation...................................     6
            Financial Review.............................................    12
 Item 2.    Properties...................................................    86
 Item 3.    Legal Proceedings............................................    87
 Item 4.    Submission of Matters to a Vote of Security Holders..........    87
 Executive Officers of the Registrant.....................................   87

PART II

 Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters.....................................................    87
 Item 6.    Selected Financial Data......................................    88
 Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    88
 Item 8.    Financial Statements and Supplementary Data..................    88
 Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    88

PART III

 Item 10.   Directors and Executive Officers of the Registrant...........    88
 Item 11.   Executive Compensation.......................................    88
 Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    88
 Item 13.   Certain Relationships and Related Transactions...............    88

PART IV

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................    89

                                    PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

                                    General

  First Chicago NBD Corporation (the "Corporation"), incorporated in Delaware in 1972, is a multibank holding company registered under the Bank Holding Company Act of 1956 (the "BHC Act"). The Corporation is the surviving corporation resulting from the merger (the "Merger"), effective December 1, 1995, of First Chicago Corporation ("FCC"), a Delaware corporation and registered bank holding company, with and into NBD Bancorp, Inc. ("NBD"), also a Delaware corporation and registered bank holding company. Through its bank subsidiaries, the Corporation provides consumer and corporate banking products and services. The Corporation's lead bank subsidiary is The First National Bank of Chicago ("FNBC"). The Corporation also is the parent corporation of NBD Bank (Michigan) ("NBD Michigan"), American National Bank and Trust Company of Chicago ("ANB"), FCC National Bank ("FCCNB"), NBD Bank, National Association (Indiana) ("NBD Indiana"), NBD Bank (Florida) ("NBD Florida") and several other bank subsidiaries. In addition, the Corporation directly or indirectly owns various nonbank companies engaged in businesses related to banking and finance. The Corporation also directly or indirectly raises funds principally to finance the operations of its nonbank subsidiaries. A substantial portion of the Corporation's annual income typically has been derived from dividends from its subsidiaries and from interest on loans, some of which are subordinated, to its subsidiaries.

  The Corporation, on an ongoing basis, evaluates its existing business operations and organizational structures, and routinely explores opportunities to acquire financial institutions and other financial services-related businesses and assets. In addition, the Corporation occasionally sells assets, or exits businesses or markets determined not to be consistent with the Corporation's overall business strategy. During 1996, the Corporation acquired Barrington Bancorp, Inc. ("Barrington"), a one-thrift holding company with assets of approximately $68 million; Barrington's thrift subsidiary was merged into FNBC. In addition, the Corporation merged NBD Bank (Illinois) with and into FNBC and consolidated its retail and middle market banking operations with those of FNBC and ANB. Also in 1996, the Corporation announced its intention to exit the stand-alone domestic institutional custody and master trust businesses and discontinued its emerging markets activities.

  The Corporation engages primarily in three lines of business--Regional Banking, which includes retail banking and middle market banking; Corporate and Institutional Banking and Corporate Investments; and Credit Card. Each of these businesses is conducted through the Corporation's bank and nonbank subsidiaries, as described below.

                               Regional Banking

Retail Banking

  Retail banking is conducted primarily through FNBC, NBD Michigan, NBD Indiana and NBD Florida by providing traditional retail banking products and services to consumers and small businesses. Products and services offered include demand, savings and time deposit accounts; cash management accounts; installment loans and related services; lines of credit and other open-end credit products; mortgage banking; electronic banking; safekeeping; nondeposit investment products and related services, including mutual funds, annuities and discount brokerage services; and trust and investment services. Trust and investment services include financial planning, estate planning, retirement planning, tax counseling, custody services and fiduciary services, including acting as executor, administrator and personal representative of estates.

  The Corporation offers an array of additional financial products to its retail customers, including property and casualty insurance, and credit life and other life insurance products. The Corporation also offers a proprietary mutual fund family--the Pegasus Funds; First Chicago NBD Investment Management Company ("FCNIMC"), a subsidiary of FNBC, is the investment advisor to these funds. The Pegasus Funds comprise a variety of mutual funds covering a wide range of investment objectives. As of December 31, 1996, the Pegasus Funds ranked among the largest bank-managed fund families in the country, with over $13 billion in assets.

  The Corporation's primary retail banking markets are metropolitan Chicago and the states of Michigan and Indiana. The Corporation enjoys a leading market share in each of these geographic markets, serving approximately 3,000,000 households through over 650 bank branches, more than 1,300 automatic teller machines ("ATMs"), 24-hour telephone support, and online banking services available through personal computers. Additionally, retail banking is available nationally through "direct banking," which offers 24-hour telephone support, nationwide debit card access at ATMs and merchants, and online banking services.

  ATM services are provided to retail banking clients through two regional shared networks in which the Corporation has an ownership interest, CASH STATION and Magic Line, and through the CIRRUS system, a national shared ATM network. Pursuant to a contract with MasterCard, the Corporation operates the computerized transaction routing switch for CIRRUS. The Corporation also operates a similar routing switch for Magic Line.

Middle Market Banking

  Middle market banking is conducted primarily through ANB, NBD Michigan and NBD Indiana, and serves midsized business enterprises located predominantly in the Midwest. The Corporation seeks to position itself as the lead financial services provider to its middle market customers by offering a broad array of targeted products including traditional lending arrangements, asset-based lending, commercial real estate, and lease financing. Corporate finance products and services offered include merger and acquisition advisory services, financial advisory services, interest rate protection products and mezzanine debt capabilities.

  In addition, the Corporation offers a full range of cash management, international, investment management, corporate trust and employee benefit products to its middle market customers. For business owners and key executives, the Corporation offers personal banking, trust, insurance, investment, loan, deposit and estate planning services.

  The Corporation enjoys leading market positions in middle market banking in each of its major geographic markets.

          Corporate & Institutional Banking and Corporate Investments

Corporate & Institutional Banking

  Corporate & Institutional Banking encompasses the broad range of commercial and investment banking products and services that FNBC, NBD Michigan and NBD Indiana, along with other subsidiaries, provide to domestic and foreign customers. The Corporation's principal focus in this area is the delivery of corporate financial services, including the extension of credit, to commercial, financial and governmental customers.

  Corporate & Institutional Banking serves the manufacturing, wholesaling, retailing, commodities, banking, finance, insurance, transportation, securities, real estate, mortgage banking, communications, utilities, and petroleum and mining industries, as well as municipalities and health, education and service organizations. Customers include large and midsized corporations.

  The Corporation offers capital-raising products to its corporate and institutional clients, including loans, private placements of debt securities, merger and acquisition advisory services, highly leveraged transaction financing, asset sales and distributions, asset securitizations and loan syndications.

  In the global financial marketplace, the Corporation engages in investment and trading activities in U.S. government, municipal, corporate fixed-income and federal agency securities. The Corporation also provides to its corporate and institutional clients a wide range of risk management products, such as foreign exchange, futures, foreign exchange options, interest rate options, and interest rate and currency swaps.

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

  In addition, the Corporation, through a number of its subsidiaries, develops, markets and delivers cash management, operating, clearing, and other noncredit products and services, both overseas and domestically. These include money transfer, collection, disbursement, documentary, remittance, trade finance and international securities clearing services. Corporate & Institutional Banking offers a wide range of administrative and trust and investment advisory services to corporations, municipalities and charitable organizations. Each of FNBC, NBD Michigan, NBD Indiana and ANB act as trustee of corporate, pension, profit-sharing and other employee-benefit trusts, and act as registrar, fiscal and paying agent for business entities. In addition, First Chicago Trust Company of New York ("FCTC"), a New York state-chartered trust company ranking among the largest stock transfer agents in the United States, provides custody, special agency, stock transfer, and securities issuing, paying and clearance services.

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

  Tax-advantaged investment activities include advising on and investing in leases for commercial aircraft and major industrial and power production facilities and equipment. Investments are also made in alternative energy programs and affordable housing projects qualifying for tax credits under
Section 29 and Section 42, respectively, of the Internal Revenue Code of 1986. Primary support for these activities is provided by First Chicago Leasing Corporation.

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

  Funding and liquidity investment activities provide funding to meet the incremental financing needs of the Corporation's bank subsidiaries by placing deposits and making investments in the wholesale money markets to provide a diversified funding base. These liquid investments include Fed funds and interest-bearing deposits. In addition, investments are generally made in short- to medium-term municipal, government, and agency securities that provide increased liquidity and satisfy various collateral requirements.

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

  The majority of the Corporation's credit card accounts are owned and administered by FCCNB, a Delaware-based national banking association. FCCNB ranks among the largest issuers of bank credit cards in the United States. The Corporation's Credit Card operations centers are located in Wilmington, Delaware; Elgin, Illinois; Indianapolis, Indiana; Troy, Michigan; and Uniondale (Long Island), New York. A processing center in Springfield, Missouri, is currently under construction. At December 31, 1996, Credit Card managed approximately $18.5 billion in card-related receivables.

                           Financial and Risk Policy

  The Corporation's Risk Management Committee determines the desired risk profile of the Corporation, allocates resources, including risk capacity against expected return, to the lines of business, approves major investment programs that are consistent with strategic priorities and risk appetite, and makes capital management decisions to appropriately fund the Corporation's portfolio of investments. The Risk Management Committee includes, among others, the Chairman and Chief Executive Officer, the Vice Chairmen, the Chief Risk Management Officer and the Chief Financial Officer.

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

EMPLOYEES

  As of December 31, 1996, the Corporation and its subsidiaries had 33,414 employees on a full-time-equivalent basis.

COMPETITION

  All of the Corporation's principal business activities are highly competitive. The Corporation's subsidiaries, including the bank subsidiaries (the "Banks"), compete actively with other financial services providers offering a wide array of financial products and services. The Corporation's competitors include other national and state banks, savings banks, savings and loan associations, finance companies, credit unions, mutual funds, securities brokers, mortgage bankers, leasing companies, insurance companies, other domestic and foreign financial institutions, and various nonfinancial intermediaries.

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

  The Federal Reserve Board's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks. Continued tame price inflation in 1996 contributed to the decision of the Federal Reserve Board to hold short-term interest rates stable.

  The effects of the various Federal Reserve Board policies on the future business and earnings of the Corporation cannot be predicted. Other economic controls also have affected the Corporation's operations in the past. The Corporation cannot predict the nature or extent of any effects that possible future governmental controls or legislation may have on its business and earnings.

SUPERVISION AND REGULATION

                                    General

  Bank holding companies, banks and financial institutions generally are highly regulated, with numerous federal and state laws and regulations governing their activities. As a bank holding company, the Corporation is subject to regulation under the BHC Act and to examination and supervision by the Federal Reserve Board. Under the BHC Act, the Corporation is prohibited, with certain exceptions, from acquiring or retaining direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company, and from engaging in activities other than those of banking or of managing or controlling banks, other than companies engaged in activities that the Federal Reserve Board determines to be so closely related to the business of banking as to be a proper incident thereto. The acquisition of direct or indirect ownership or control of a bank or bank holding company by the Corporation also is subject to certain restrictions under the BHC Act and applicable state laws.

  The Corporation is a legal entity separate and distinct from the Banks and the Corporation's other subsidiaries. The Banks are subject to certain restrictions imposed by federal laws on any extensions of credit to the Corporation or, with certain exceptions, other affiliates; on investments in stock or other securities of the Corporation; on the taking of such securities as collateral for loans; and on the terms of transactions between the Banks and other subsidiaries. The Corporation and its subsidiaries also are subject to certain restrictions with respect to engaging in the issuance, flotation, underwriting, public sale or distribution of securities.

  The national bank subsidiaries of the Corporation, including FNBC, ANB, FCCNB and NBD Indiana, are supervised, examined and regulated by the Office of the Comptroller of the Currency (the "Comptroller") under the National Bank Act. Since national banks also are members of the Federal Reserve System and their deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC"), they also are subject to the applicable provisions of the Federal Reserve Act, the Federal Deposit Insurance Act and, in certain respects, to state laws applicable to financial institutions. NBD Michigan and the other state-chartered bank subsidiaries of the Corporation are, in general, subject to the same or similar restrictions and regulations, but with more extensive regulation and examination by state banking departments, the Federal Reserve Board for state banks that are members of the Federal Reserve System, and the FDIC for state banks that are not members of the Federal Reserve System. In addition, the Banks' operations in other countries are subject to various restrictions imposed by the laws of those countries.

  Federal law prohibits the Corporation and certain of its subsidiaries from borrowing from the Banks without the prior approval of the respective Bank's Board of Directors and unless such loans are secured by United States Treasury securities or other specified obligations. Further, such loans and investments by any of the Banks to the Corporation or any other affiliate are limited to 10% of the respective Bank's capital and surplus, and as to the Corporation and all such affiliates to an aggregate 20% of the respective Bank's capital and surplus. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each Bank and to commit resources to support such Bank in circumstances where it might not do so absent that policy. In addition, any capital loans by the Corporation to any of the Banks would be subordinate in right of payment to deposits and to certain other indebtedness of such Bank.

  Additionally, there are certain federal and state regulatory limitations on the payment of dividends to the Corporation by the Banks. Dividend payments by national banks are limited to the lesser of (i) the level of undivided profits and (ii) absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years. As of January 1, 1997, the Banks could have declared additional dividends of approximately $0.9 billion without the approval of bank regulatory agencies. The payment of dividends by any Bank also may be affected by other factors, such as the maintenance of adequate capital for that Bank. Banking regulatory agencies have the authority to prohibit the banking organizations they supervise from paying dividends if, in the regulator's opinion, the payment of dividends would, in light of the bank's financial condition, constitute an unsafe or unsound practice.

  The BHC Act, subject to certain exceptions, generally prohibits the Banks from entering into certain tie-in arrangements in connection with extensions of credit or providing property or services.

  Legislation may be enacted or regulations imposed in the United States or its political subdivisions, or in any other jurisdiction in which the Corporation does business, to further regulate banking and financial services. There can be no assurance that any such legislation or regulation will not place additional limitations or restrictions on the Corporation's or any Bank's operations.

                               Capital Adequacy

  The Federal Reserve Board has adopted risk-based capital guidelines that require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) of 8%. At least half of total capital must be composed of common stockholders' equity, minority interest, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less disallowed intangibles and other adjustments ("Tier I capital"). The remainder ("Tier II capital") may consist of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. At December 31, 1996, the Corporation's consolidated Tier I capital and total capital ratios were 9.2% and 13.3%, respectively.

  In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I capital to total average assets (the "leverage ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 1996, was 9.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

  Each of the Banks is subject to similar risk-based and leverage capital requirements adopted by the applicable federal bank regulatory agency. Each of the Banks was in compliance with the applicable minimum capital requirements as of December 31, 1996. Neither the Corporation nor any of the Banks has been advised by any federal bank regulatory agency of any specific minimum leverage ratio requirement applicable to it.

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

  A major feature of FDICIA is the comprehensive directions it gives federal banking regulators to promptly direct or require the correction of problems at inadequately capitalized banks in the manner that is least costly to the federal deposit insurance funds. The degree of corrective regulatory involvement in the operations and management of banks and their holding companies is, under FDICIA, largely determined by the actual or anticipated capital positions of the subject institutions.

  FDICIA established five tiers of capital measurement for regulatory purposes ranging from "well-capitalized" to "critically undercapitalized." Under regulations adopted by the federal banking agencies, a depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below such measure, and critically undercapitalized if its tangible equity is not greater than 2% of total tangible assets. A depository institution may be deemed to be in a capitalization category lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. FDICIA requires banking regulators to take increasingly strong corrective steps, based on the capital tier of any subject bank, to cause such bank to achieve and maintain capital adequacy. Even if a bank is adequately capitalized, however, the banking regulators are authorized to apply corrective measures if the bank is determined to be in an unsafe or unsound condition or engaging in an unsafe or unsound activity.

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

  Since FDICIA was enacted, Congress has enacted the Riegle Community Development and Regulatory Improvement Act of 1994, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 and other legislation, which contain a number of specific provisions easing to some extent the regulatory burden on banks and bank holding companies, including some FDICIA-imposed requirements, and which are intended to make the bank regulatory system more efficient. Where required, federal banking regulators are taking actions to implement these provisions.

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

  The assessment rate schedule, effective January 1, 1997, creates a spread in assessment rates ranging from 0.27% per annum on the amount of domestic deposits for banks classified as weakest by the FDIC down to no annual assessment for banks classified as strongest by the FDIC.

                       Interstate Banking and Branching

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") significantly revised prior laws applicable to interstate acquisitions of banks and bank holding companies and the branching powers of national banks. Prior to the Riegle-Neal Act, the Federal Reserve Board was not permitted to approve an application to acquire shares of a bank located outside the state in which the operations of the applicant's bank subsidiaries were principally conducted unless the acquisition was specifically authorized by a statute of the acquired bank's state. The Federal Reserve Board is now authorized to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of a bank located in another state without regard to whether such transaction is prohibited under the laws of such state. The Federal Reserve Board may not, however, approve such an application if, following the acquisition, the applicant would control either (l) more than 10% of all insured depository institution deposits in the United States or (2) under certain circumstances, 30% or more of all insured depository institution deposits in any state where either the applicant or the acquired bank is located. The 30% limit on aggregate deposits that may be controlled by an applicant can be adjusted by the states on a nondiscriminatory basis.

  The Riegle-Neal Act also revises the laws applicable to mergers between insured banks located in different states. Before passage of the Riegle-Neal Act, such mergers generally were not authorized. Commencing June l, 1997, however, adequately capitalized and adequately managed insured banks in different states may merge without regard to whether the merger is authorized under the laws of any state. States may elect to prohibit interstate bank mergers or may elect to permit early interstate bank mergers by adopting, prior to June 1, 1997, legislation that expressly so provides, and that applies on equal terms to all out-of-state banks. The Riegle-Neal Act provides that an interstate merger involving the acquisition of a bank branch (as distinguished from an entire bank) or the de novo establishment of a bank branch in another state may be approved only if the law of the host state expressly permits such action. Generally an interstate merger may not be approved if, following the merger, the resulting bank (and all insured depository institutions that are affiliates of the resulting bank) would control (1) more than 10% of all insured depository institution deposits in the United States or (2) under certain circumstances, 30% or more of all insured depository institution deposits in any state where the resulting bank will be located. The 30% limit on aggregate deposits that may be controlled by the resulting bank can be adjusted by the states on a nondiscriminatory basis. The laws of the host state regarding community reinvestment, consumer protection, fair lending and the establishment of intrastate branches will apply to any branch of an out-of-state bank unless, in the case of an out-of-state branch of a national bank, such host state laws are preempted by federal law or the Comptroller determines that application of such laws would have a discriminatory effect on the national bank.

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

  The extent to and terms on which full interstate branching and certain other actions authorized under the Riegle-Neal Act are implemented will depend on the actions of entities other than the Corporation and the Banks, including the legislatures of the various states. Further developments by state and federal authorities, including legislation, with respect to matters covered by the Riegle-Neal Act reasonably can be anticipated to occur in the future. In addition, there may be new banking legislation enacted or introduced in the current Congress related to bank holding companies and their powers; the likelihood of passage and effect, if any, of such legislation on the Corporation and the Banks cannot be predicted.

                                     Other

  FNBC, NBD Michigan, NBD Indiana and ANB are registered with the Comptroller or the Securities and Exchange Commission (the "Commission") as transfer agents and are subject to the rules and regulations of the Commission and/or the Comptroller with respect to their activities as transfer agents. FCTC is registered as a transfer agent with the Commission and also is subject to regulation by the New York State Banking Department and the Federal Reserve Board.

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

  In addition, First Chicago NBD Investment Services, Inc. ("FCNIS"), which provides investment products and brokerage services for individuals and small businesses, is registered as a broker-dealer with the Commission and is a member of the National Association of Securities Dealers ("NASD"). FCNIS was formed as the result of the merger in 1996 of First Chicago Investment Services, Inc. with NBD Securities, Inc., and the resulting entity's later merger with NBD Brokerage Services, Inc. FCNIS provides products and services to clients of FNBC, ANB, NBD Michigan, and NBD Indiana. The brokerage activities of FCNIS are subject to the applicable rules and regulations of the Commission and the NASD. FCCM also is registered as a broker-dealer with the Commission and is a member of the NASD. The securities distribution and trading activities of FCCM are subject to the applicable rules and regulations of the Federal Reserve Board, the Commission and the NASD.

  First Chicago Futures, Inc. ("FCFI"), a subsidiary of FNBC that conducts a commodities and securities brokerage business, is registered with the Commission as a broker-dealer and with the Commodity Futures Trading Commission ("CFTC") as a futures commission merchant, and is a member of the National Futures Association ("NFA") and the NASD. FCFI is subject to the applicable rules and regulations of the Commission, the CFTC, the NFA, the NASD, and certain commodities and securities exchanges of which FCFI is a member with respect to its activities as a futures commission merchant and broker-dealer.

  FCNIMC and ANB Investment Management and Trust Company ("ANBIMC"), a subsidiary of FCNIMC, provide investment advisory, management and administrative services to a variety of clients. FCNIMC and ANBIMC are registered with the Commission as investment advisers and, as such, are subject to the Investment Advisers Act of 1940. In addition, as an adviser to regulated investment companies, FCNIMC also may be subject to certain provisions of the Investment Company Act of 1940.

  The Corporation's insurance services and products are marketed through various bank and nonbank subsidiaries, each of which is licensed and regulated by applicable state insurance regulatory agencies. Similarly, certain of the Corporation's mortgage banking activities are subject to various federal and state licensing and/or regulatory requirements.

FINANCIAL REVIEW

                           INDEX TO FINANCIAL REVIEW

                                                                            PAGE
                                                                            ----
Selected Financial Data....................................................  13
Business Segments..........................................................  14
Earnings Analysis..........................................................  18
Risk Management............................................................  24
Liquidity Risk Management..................................................  24
Market Risk Management.....................................................  26
Credit Risk Management.....................................................  30
Derivative Financial Instruments...........................................  35
Capital Management.........................................................  37
Consolidated Financial Statements..........................................  41
Notes to Consolidated Financial Statements.................................  45
Report of Management on Responsibility for Financial Reporting.............  73
Report of Independent Public Accountants...................................  75
Selected Statistical Information...........................................  76

                            Selected Financial Data

(DOLLARS IN MILLIONS, EXCEPT PER    1996      1995      1994     1993     1992
SHARE DATA)                       --------  --------  --------  -------  -------
SUMMARY OF INCOME
Net interest income..............   $3,620    $3,208    $2,956   $2,784   $2,692
Provision for credit losses......      735       510       276      390      653
Provision for assets held for
 accelerated disposition (1).....       --        --        --       --      625
Noninterest income...............    2,548     2,591     2,393    2,769    2,018
Merger-related charges...........       --       267        --       --       76
FDIC special assessment..........       18        --        --       --       --
Operating expense................    3,253     3,268     3,220    3,161    3,084
Income before cumulative effect
 of changes in accounting
 principles......................    1,436     1,150     1,221    1,290      224
Net income.......................    1,436     1,150     1,221    1,290      394
EARNINGS PER SHARE
Primary
  Income before cumulative effect
   of changes in accounting
   principles....................    $4.39     $3.45     $3.62    $3.91    $0.60
  Net income.....................     4.39      3.45      3.62     3.91     1.17
Fully diluted
  Income before cumulative effect
   of changes in accounting
   principles....................     4.32      3.41      3.58     3.79     0.60
  Net income.....................     4.32      3.41      3.58     3.79     1.17
PERIOD-END BALANCES
Total assets..................... $104,619  $122,002  $112,763  $93,140  $90,011
Long-term debt...................    8,454     8,163     7,246    5,250    4,175
Total stockholders' equity.......    9,007     8,450     7,809    7,499    6,323
COMMON SHARE DATA
Dividends declared...............   $ 1.48    $ 1.35    $ 1.23   $ 1.08   $ 1.04
Book value, year-end.............    27.31     25.25     22.60    21.25    18.27
Market price, year-end...........   53 3/4    39 1/2    27 3/8   29 3/4   32 3/4
CAPITAL RATIOS (2)
Common equity-to-assets ratio....      8.2%      6.9%      6.8%     7.6%     6.5%
Regulatory leverage ratio........      9.3       6.9       7.3      7.8      6.6
Risk-based capital
  Tier 1 ratio...................      9.2       7.8       8.6      9.0      7.4
  Total capital ratio............     13.3      11.8      13.0     13.6     11.3

--------
(1) Of the total provision, $491 million relates to loans and $134 million relates to other real estate held for accelerated disposition.
(2) Net of investment in FCCM.

                               Business Segments

OVERVIEW

  Financial results are reported by major business segments, principally structured around the customer markets served: Credit Card, Regional Banking, and Corporate & Institutional Banking and Corporate Investments.

                    EARNINGS CONTRIBUTION BY BUSINESS LINES

Pie Chart



                               1996     1995*     1994

Credit Card                      24%      23%       29%
Regional                         41%      38%       32%
Corporate & Institutional/
   Corporate Investments         34%      38%       35%

Other                             1%       1%        4%


*Operating Earnings


  Business segment results are derived from the internal profitability reporting systems and reflect full allocation of all institutional and overhead items. These systems use a detailed funds transfer methodology and an equity allocation based on risk elements. Information for prior years has been adjusted in order to achieve consistency for comparison purposes.

  Credit Card results are presented before the securitization of credit card receivables (presecuritized) to facilitate analysis of trends. See the discussion of net interest income and noninterest income on pages 19 and 20, respectively, as well as the reconciliation of reported to presecuritized results on page 77.

  Revenues and costs for investment management and insurance products are also aligned with customers and, therefore, are reported within the appropriate business segment. Certain corporate revenues and expenses, generally unusual or one-time in nature, are included in "Other Activities."

REGIONAL BANKING

                                                          1996    1995    1994
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                ------  ------  ------
Net interest income--tax-equivalent basis............... $2,078  $2,008  $1,787
Provision for credit losses.............................    116      97      75
Noninterest income......................................    748     649     594
Noninterest expense.....................................  1,771   1,725   1,677
Net income..............................................    591     514     390
Return on equity........................................     16%     17%     15%
Efficiency ratio........................................     63%     65%     70%
Average loans (in billions).............................  $33.9   $31.3   $26.4
Average assets (in billions)............................   38.1    36.0    30.0
Average common equity (in billions).....................    3.5     3.0     2.5

  More than 40% of the Corporation's earnings in 1996 were generated by Regional Banking, where the Corporation is the leading banking company in the three-state region of Illinois, Indiana and Michigan. This business segment encompasses retail banking and investment management activities for consumers as well as a host of financial services for small businesses and middle market companies. Transactions are conducted through branch and electronic banking networks. Additionally, ANB provides services specifically tailored to Chicagoland's middle market.

  Net income was $591 million for the year, up 15% from 1995. Return on equity was slightly above 16%. Loan volume in Regional Banking averaged just under $34 billion for 1996, up 8% from 1995.

                                                                     MIDDLE
                                                      RETAIL         MARKET
                                                   --------------  ------------
                                                    1996    1995   1996   1995
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)          ------  ------  -----  -----
Net interest income--tax-equivalent basis......... $1,308  $1,273  $ 770  $ 735
Provision for credit losses.......................     83      51     33     46
Noninterest income................................    567     492    181    157
Noninterest expense...............................  1,328   1,306    443    419
Net income........................................    292     249    299    265
Return on equity..................................     16%     16%    17%    17%
Efficiency ratio..................................     71%     74%    47%    47%
Average loans (in billions).......................  $19.0   $17.5  $14.9  $13.8
Average assets (in billions)......................   21.6    20.5   16.5   15.5
Average common equity (in billions)...............    1.8     1.5    1.7    1.5

--------
The retail and middle market breakdowns are not available for 1994.

  The retail banking segment of Regional Banking produced net income of $292 million for a return on equity of 16%. Earnings increased 17% from 1995, driven by a 6% increase in total revenue and expense growth of less than 2%. The provision for credit losses in the retail segment rose $32 million, reflecting some deterioration in consumer credit quality.

  Middle market earnings in 1996 were $299 million, up 13% from 1995. Return on equity was 17%. Total revenue increased about 7%, mostly in loan spread and deposit and trust fees. Credit quality improved year-over-year as the provision dropped by $13 million. Operating efficiency remained excellent, at 47%.

CORPORATE & INSTITUTIONAL BANKING AND CORPORATE INVESTMENTS

                                                           1996    1995   1994
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                  -----  ------  -----
Net interest income--tax-equivalent basis.................  $809    $817   $748
Provision for credit losses...............................    37      41    (22)
Noninterest income........................................   905   1,015    851
Noninterest expense.......................................   933     992    933
Net income................................................   481     510    424
Return on equity..........................................    13%     14%    11%
Efficiency ratio..........................................    54%     54%    58%
Average assets (in billions).............................. $64.5   $78.9  $71.8
Average common equity (in billions).......................   3.6     3.6    3.6

  The Corporation manages its corporate and institutional activities in two distinct business segments: Corporate & Institutional Banking, which includes customer-based businesses; and Corporate Investments, which comprises activities such as venture capital, leveraged leasing, funding and arbitrage, and the fixed income investment account. Together these two segments earned $481 million in 1996, for a 13% return on equity. Despite operating expense reductions in both segments, combined results were below the levels reported in 1995 due to a shortfall in revenues generated by trading businesses.

                                                    CORPORATE &
                                                   INSTITUTIONAL    CORPORATE
                                                      BANKING      INVESTMENTS
                                                   --------------  ------------
                                                    1996    1995   1996   1995
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)          ------  ------  -----  -----
Net interest income--tax-equivalent basis.........   $714    $700   $ 95   $117
Provision for credit losses.......................     37      41     --     --
Noninterest income................................    606     718    299    297
Noninterest expense...............................    880     930     53     62
Net income........................................    264     278    217    232
Return on equity..................................      8%      9%    48%    32%
Efficiency ratio..................................     67%     66%   N/M    N/M
Average loans (in billions)....................... $ 20.1  $ 19.3  $ 1.2  $ 1.3
Average assets (in billions)......................   45.6    54.7   18.9   24.2
Average common equity (in billions)...............    3.1     2.9    0.5    0.7

--------
N/M--Not meaningful
Detailed breakdowns for Corporate & Institutional Banking and Corporate Investments are not available for 1994.

CORPORATE & INSTITUTIONAL BANKING

  Corporate & Institutional Banking provides sophisticated products and services to large corporations, governments, institutions and investors both nationally and internationally. Specific areas of expertise include: traditional credit products, syndications, corporate finance, cash management, trade finance, stock transfer, corporate trust, trading and the derivatives business. The Corporation is the leading provider of these products and services in the Midwest.

  Corporate & Institutional Banking earned $264 million in 1996, down about 5% from 1995. Disappointing results from the foreign exchange and interest rate derivatives businesses offset the gains in other areas. Expenses were down 5% in 1996 as a result of merger synergies, lower trading-related incentive compensation and disciplined expense management. In addition, the provision for credit losses was 10% lower in 1996, reflecting excellent loan quality and overall favorable economic conditions.

  Return on equity for the segment was 8% in 1996, well below the 15% hurdle rate targeted for this business. Corporate & Institutional Banking is focused on increasing returns through maximizing profitability of products and customer relationships, improving trading results and reducing the amount of risk capital required to support the business.

CORPORATE INVESTMENTS

  In 1996, Corporate Investments made a significant contribution to earnings, generating $217 million, or 15%, of consolidated net income. Return on equity was 48%. Strong equity securities gains--$232 million--drove this exceptional performance. Lower asset and capital levels in 1996 reflected a substantial decline in investment securities as part of the Corporation's asset reduction strategy.

  The nature of Corporate Investments implies that it will be a more variable component of earnings going forward than the other business lines. However, because of the Corporation's expertise in this high-return area, continued significant earnings contributions are expected.

CREDIT CARD

(PRESECURITIZED)

                                                          1996    1995    1994
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                ------  ------  ------
Net interest income--tax-equivalent basis............... $1,495  $1,175  $1,007
Provision for credit losses.............................  1,029     708     476
Noninterest income......................................    651     560     491
Noninterest expense.....................................    558     541     459
Net income..............................................    347     302     350
Return on equity........................................     32%     36%     54%
Efficiency ratio........................................     26%     31%     31%
Average loans (in billions).............................  $17.4   $14.2   $11.4
Average common equity (in billions).....................    1.1     0.8     0.6

  Among the largest bankcard issuers in the United States, Credit Card contributed about one-quarter of the Corporation's earnings in 1996. For the year, net income was $347 million and return on equity was a superior 32%. Earnings in 1996 were 15% higher than in 1995, as average managed credit card receivables grew 23% to $17.4 billion. At year-end 1996, receivables were $18.5 billion. Consistent with this growth, common equity allocated to Credit Card increased by about $300 million.

  Net interest income rose $320 million, or 27%, in 1996 due to higher average receivables volume. Likewise, fee income improved by $91 million, or 16%, due in part to changes in fee pricing. Expenses increased a modest 3% as new account solicitations declined from 1995's record level. Credit Card's operating efficiency remained excellent in 1996, at 26%.

  Credit Card is managed to achieve a superior return relative to risk over time. In 1996, rapid deterioration in this business line's credit quality partially offset the positive revenue and expense trends. The provision for credit losses grew to $1,029 million, up $321 million from 1995. The average net charge-off rate in the managed portfolio reached 5.8% for 1996, compared with 4.0% for 1995 and 3.5% for 1994. This substantial rise reflected the increasing rate of personal bankruptcy filings. Although the Corporation expects the charge-off rate to continue rising in the near term, the level and timing of the peak rate is uncertain.

OTHER ACTIVITIES

                                                               1996 1995   1994
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                      ---- -----  ----
Total revenue................................................. $31  $  14  $139
Noninterest expense...........................................   9    277    79
Net income (loss).............................................  17   (176)   57
Average assets (in billions)..................................  --    0.4   0.1

  Results for 1996 include a $7 million gain from the sale of Ohio branch operations.

  Merger-related charges totaled $267 million in 1995, of which $225 million was related to direct merger and restructuring costs. The remaining one-time charges of $42 million were for the conformance of accounting practices between the merged companies. Investment securities losses of $19 million in 1995 are also included in Other Activities.

  Earnings for 1994 included gains of $46 million from the sale of assets held in the accelerated disposition portfolio and a $35 million gain from the sale of an interest in an investment management business. Noninterest expense in 1994 included a charge of $25 million related to the depreciation of personal computer equipment and $19 million of other general corporate costs.

                               Earnings Analysis

SUMMARY

  Net income for 1996 was $1.436 billion, or $4.32 per share, compared with $1.150 billion, or $3.41 per share, in 1995 and $1.221 billion, or $3.58 per share, in 1994.

  Operating earnings for 1996, which excluded the after-tax effect of the one-time special FDIC assessment, were $1.447 billion, or $4.36 per share. Operating earnings for 1995, which excluded the after-tax effect of the merger-related charges and fourth-quarter 1995 investment securities losses, were $1.341 billion, or $3.99 per share.

                                                          1996    1995    1994
(IN MILLIONS, EXCEPT PER SHARE DATA)                     ------  ------  ------
Net income.............................................. $1,436  $1,150  $1,221
Fully diluted earnings per share........................   4.32    3.41    3.58
Return on common equity.................................   17.0%   14.3%   16.6%
Return on assets........................................   1.28    0.94    1.13

  The Corporation's 1996 results reflected the following highlights:

  . Net interest income grew 12% and net interest margin improved 69 basis points to 3.83% as a result of loan growth in the credit card and regional banking businesses as well as the effects of the targeted asset reduction program.

  . Adjusted fee revenue increased 10%, reflecting growth in both credit card and other product-based revenue.

  . Market-driven revenue was down 24%, principally due to disappointing trading results; Corporate Investment activities turned in a strong performance.

  . Commercial credit quality remained strong as nonperforming assets declined 27% to $290 million at year-end.

  . Credit Card earned an attractive return on equity of 32%. The net charge-off rate for credit card receivables increased to 5.8% for the year, up from 4.0% in 1995 and 3.5% in 1994.

  . Operating expense was slightly below the 1995 level.

  . Merger-related initiatives were successfully completed, including targeted earning asset reductions, key business integration efforts and revenue enhancements.

  In addition, in the fourth quarter the Corporation announced a common stock repurchase program totaling 40 million shares to be executed over a 2-3 year period. Under this program, 7.3 million shares were purchased during the fourth quarter at an average price of $53.93.

NET INTEREST INCOME

  Net interest income includes fundamental spreads on earning assets as well as such items as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk.

  Net interest margin measures how efficiently the Corporation uses its earning assets and its underlying capital. In order to analyze fundamental trends in net interest margin, it is useful to adjust for securitization of credit card receivables and the activities of FCCM.

                                                      1996      1995     1994
(DOLLARS IN MILLIONS)                                -------  --------  -------
Reported
  Net interest income--tax-equivalent basis......... $ 3,722  $  3,311  $ 3,043
  Average earning assets............................  97,274   105,306   92,598
  Net interest margin...............................    3.83%     3.14%    3.29%
Adjusted
  Net interest income--tax-equivalent basis......... $ 4,377  $  3,956  $ 3,579
  Average earning assets............................  98,652   101,793   88,969
  Net interest margin...............................    4.44%     3.89%    4.02%

  When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged. However, the net interest income related to these high-yield assets is replaced by increased servicing fees, net of related credit losses. The average levels of securitized receivables were $7.7 billion in 1996, $7.2 billion in 1995, and $5.5 billion in 1994.

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

  Adjusted net interest income increased by $421 million, or 11%, in 1996. In addition, adjusted net interest margin improved to 4.44% compared with 3.89% in 1995. Loan growth in both the credit card and regional banking businesses, coupled with the Corporation's successful efforts in reducing $25 billion of targeted low-margin assets, accounted for this improved performance.

  Adjusted net interest income in 1995 was up $377 million, or 11%, while adjusted net interest margin was 3.89%, down slightly from 4.02% in 1994. The 1995 growth in dollar spread income was principally driven by a 14% increase in adjusted average earning assets. Percentage spreads, on the other hand, were down principally due to a less profitable earning asset mix, reflecting the growth in thinly priced assets, including trading assets and loans to large corporate banking customers.

NONINTEREST INCOME

  Credit card fee revenue and total noninterest income have been adjusted to exclude the effect of credit card securitizations to provide a more meaningful trend analysis. Credit card fee revenue in the following table excludes the amount of net servicing revenue (spread income less credit costs) associated with securitized credit card receivables.

                                                                  PERCENT
                                                            INCREASE (DECREASE)
                                                            -------------------
                                      1996   1995    1994   1995-1996 1994-1995
(DOLLARS IN MILLIONS)                ------ ------  ------  --------- ---------
Combined trading profits............ $   58 $  210  $   86     (72)%     144%
Equity securities gains.............    255    253     229       1        10
Investment securities gains
 (losses)...........................     27    (16)     (1)    N/M       N/M
                                     ------ ------  ------
 Market-driven revenue..............    340    447     314     (24)       42
Credit card fee revenue (1).........    694    579     574      20         1
Fiduciary and investment management
 fees...............................    400    404     377      (1)        7
Service charges on deposits.........    414    382     372       8         3
Other service charges and
 commissions........................    389    353     316      10        12
                                     ------ ------  ------
 Adjusted fee-based revenue.........  1,897  1,718   1,639      10         5
Gain on sale of loans...............      8      7       6      14        17
Accelerated disposition portfolio
 gains..............................      6     37      46     (84)      (20)
Gain on sale of investment advisory
 business...........................     --     --      35      --       N/M
Other...............................     77     60      56      28         7
                                     ------ ------  ------
  Adjusted noninterest income....... $2,328 $2,269  $2,096       3         8
                                     ====== ======  ======

--------
(1) Net credit card servicing revenue totaled $220 million in 1996, $322 million in 1995 and $297 million in 1994.
N/M--Not Meaningful

  Combined trading profits totaled $58 million in 1996, compared with $210 million in 1995 and $86 million in 1994. Disappointing results from the foreign exchange and interest rate derivative trading businesses accounted for much of the 1996 decline. These trading businesses contributed to the improved 1995 results as increased customer demand and market volatility provided additional profit opportunities. The following table provides additional details on revenue from the Corporation's various trading businesses, including both trading profits and net interest income generated from these activities.

TRADING REVENUE

                                                                 1996 1995 1994
(IN MILLIONS)                                                    ---- ---- ----
Foreign exchange and derivatives................................ $ 63 $ 83 $ 56
Fixed income and derivatives....................................   48  106   74
Emerging markets................................................    6    6  (49)
Other trading...................................................   58   97   79
                                                                 ---- ---- ----
    Total....................................................... $175 $292 $160
                                                                 ==== ==== ====

  Equity securities gains, principally from Corporate Investment activities, were $255 million during 1996, compared with $253 million in 1995 and $229 million in 1994.

  Investment securities gains totaled $27 million in 1996, compared with losses of $16 million in 1995 and $1 million in 1994. Beginning in the fourth quarter of 1995, the investment securities portfolio was reduced through sales and maturities as part of the Corporation's asset reduction program. From June 30, 1995, to December 31, 1996, the investment securities portfolio was reduced by $6.5 billion.

  Credit card fee revenue was $694 million in 1996, up 20% from 1995. The increase was due to both higher transaction volume and pricing changes instituted during 1996 to mitigate rising credit costs. Adjusted for the reclassification of Mileage Plus payments, the growth in credit card fee revenue in 1995 was 15%.

  Fiduciary and investment management fees include revenue generated by the Corporation's traditional trust products and services, investment management activities, and the shareholder services business. Fees generated from these activities decreased slightly in 1996, compared with a modest increase in 1995. In 1996, the Corporation decided to exit its stand-alone global custody and master trust businesses; the exit should be substantially completed by the second quarter of 1997. Revenues from these activities in 1996 totaled approximately $54 million. Revenues from the shareholder services business increased to $88 million in 1996 from $82 million in 1995 and $81 million in 1994. Revenue growth in the shareholder services business continues to be hampered by industry consolidation and price competition.

  Net gains from the active management of assets held in the accelerated disposition portfolio were $6 million in 1996, compared with $37 million in 1995 and $46 million in 1994.

  In the first quarter of 1996, the sale of the Corporation's Ohio branch network to Fifth Third Bancorp generated a $6.9 million gain, which is included in other noninterest income.

PROVISION FOR CREDIT LOSSES

  Details of the Corporation's credit risk management and performance are presented in the "Credit Risk Management" section, beginning on page 30.

NONINTEREST EXPENSE

  Operating expense in 1996 was $15 million below that of a year ago. Merger savings were channeled into investments in technology and used to fund growth in selected business activities.

  Overall 1995 expense growth, adjusted for the reclassification of Mileage Plus payments, was limited to 4% despite higher employee costs, increased equipment costs and investment in core business growth.

SALARIES AND BENEFITS

                                                                  PERCENT
                                                            INCREASE (DECREASE)
                                                            -------------------
                                        1996   1995   1994  1995-1996 1994-1995
(DOLLARS IN MILLIONS)                  ------ ------ ------ --------- ---------
Salaries.............................. $1,423 $1,420 $1,325      -%        7%
Employee benefits.....................    284    272    277      4        (2)
                                       ------ ------ ------
Total................................. $1,707 $1,692 $1,602      1         6
                                       ====== ====== ======
Average full-time-equivalent
 employees............................ 34,115 35,352 35,642     (3)       (1)
                                       ====== ====== ======

  Total employee costs grew by only $15 million, or 1%, in 1996, following an increase of $90 million, or 6%, between 1994 and 1995. Salary costs increased only slightly from a year ago as annual salary increases and higher performance-based incentive accruals were partially offset by reduced staff levels. Employee benefit costs increased $12 million in 1996 due mainly to higher pension expense. The 6% increase in 1995 reflected staff increases in certain business units as well as higher performance-based incentive costs.

OTHER NONINTEREST EXPENSE

                                                                  PERCENT
                                                            INCREASE (DECREASE)
                                                            -------------------
                                        1996   1995   1994  1995-1996 1994-1995
(DOLLARS IN MILLIONS)                  ------ ------ ------ --------- ---------
Occupancy expense of premises, net.... $  259 $  252 $  244      3%        3%
Equipment rentals, depreciation and
 maintenance..........................    227    225    245      1        (8)
Marketing and public relations........    120    161    128    (25)       26
FDIC insurance expense................      4     58    105    (93)      (45)
Amortization of intangible assets.....     79     88     93    (10)       (5)
Telephone.............................     88     80     67     10        19
Freight and postage...................     87     78     68     12        15
Travel and entertainment..............     55     50     47     10         6
Stationery and supplies...............     48     45     39      7        15
Operating and other taxes.............     30     29     31      3        (6)
Other.................................    549    510    551      8        (7)
                                       ------ ------ ------
 Operating expense....................  1,546  1,576  1,618     (2)       (3)
Merger-related charges................     --    267     --    N/M       N/M
FDIC special assessment...............     18     --     --    N/M       N/M
                                       ------ ------ ------
    Total............................. $1,564 $1,843 $1,618    (15)       14
                                       ====== ====== ======

  Equipment expense increased 1% in 1996 to $227 million. A special charge of $25 million was taken in 1994 to reflect the reduction in the estimated useful life of existing personal computer equipment.

  The changes in marketing costs over the past several years generally reflect the level of credit card solicitation costs. Increased costs in 1995 supported a significant solicitation program that produced a record 3.4 million credit card accounts.

  FDIC insurance expense, excluding a one-time special assessment in 1996 of $18 million related to the recapitalization of the Savings Association Insurance Fund (SAIF), totaled $4 million in 1996. The decline from 1995 resulted from a substantial reduction in the insurance rate for Bank Insurance Fund deposits. However, a good portion of this expense savings was passed on to business customers in the form of fee reductions.

  Intangible amortization expense declined in both periods as certain core deposit intangibles became fully amortized.

  Merger-related charges in 1995 totaled $267 million, of which $225 million was related to direct merger and related restructuring costs. Other charges of $42 million were related to the one-time conformance of accounting practices. (See Note 3 on page 49 for more details.)

APPLICABLE INCOME TAXES

  The following table shows the Corporation's income before income taxes, applicable income taxes, and effective tax rate for each of the past three years.

                                                          1996    1995    1994
(DOLLARS IN MILLIONS)                                    ------  ------  ------
Income before income taxes.............................. $2,162  $1,754  $1,853
Applicable income taxes.................................    726     604     632
Effective tax rates.....................................   33.6%   34.4%   34.1%

  Tax expense for 1996 and 1995 included benefits for tax-exempt income and general business tax credits offset by the effect of nondeductible expenses, including goodwill.

  Tax expense in 1994 included a one-time tax benefit related to the implementation of final Internal Revenue Service ("IRS") bad debt recapture regulations as well as the effects of several favorable tax rulings.

MERGER-RELATED INITIATIVES

  The Corporation successfully completed its merger-related initiatives in 1996, including targeted asset reductions, key business integration efforts to generate cost savings of $200 million, and revenue enhancements of $50 million from cross-sales of products to an expanded customer base.

  The Corporation completed its $25 billion asset reduction program by September 30, 1996, well ahead of schedule. The following table shows the components of the $25 billion decline using average assets for the first half of 1995 as a baseline.

ASSET REDUCTION INITIATIVE

                                             AVERAGE       AVERAGE    INCREASE
                                          4TH QTR. 1996 1ST HALF 1995 (DECREASE)
(IN MILLIONS)                             ------------- ------------- ---------
Loans....................................   $ 65,494      $ 56,927    $  8,567
Targeted items
  Deposit placements.....................      5,664         9,715      (4,051)
  Federal funds sold.....................        739         1,846      (1,107)
  Trading assets.........................      8,888        20,659     (11,771)
  Investment securities..................      5,311        14,507      (9,196)
                                            --------      --------    --------
    Subtotal.............................     20,602        46,727     (26,125)
Other assets (1).........................     16,591        16,830        (239)
                                            --------      --------    --------
    Total assets.........................   $102,687      $120,484    $(17,797)
                                            ========      ========    ========

--------
(1) Includes approximately $1.8 billion of investment securities required in conjunction with the Corporation's government-related cash management and payment services.

  The Corporation has made the decisions necessary to effectively integrate its business activities, including organization and staffing changes to facilitate their implementation. At year-end 1996, staff reductions of over 2,000 had been identified, with severance payments already initiated for approximately 1,800 of such positions. The remaining identified staff reductions will occur as integration decisions are fully implemented. Staff level reductions have more than exceeded the Corporation's initially established goals.

  The Corporation has realized incremental fee revenue as a result of its wider array of product offerings to an expanded customer base. This has been particularly evident in increased cash management fee revenue and net interest income despite targeted asset reductions. In addition, due to an upgrade in its credit ratings, the Corporation has generated additional business with new customers.

  The Corporation established a reserve for direct merger and restructuring-related charges totaling $225 million at the time of the merger. The table below details the components of the reserve at year-end 1996 and 1995.

MERGER RESERVE

                                                       DECEMBER 31, DECEMBER 31,
                                                           1996         1995
(IN MILLIONS)                                          ------------ ------------
Personnel.............................................     $ 42         $ 92
Facilities & Equipment................................       71           94
Other.................................................        5           14
                                                           ----         ----
 Total................................................     $118         $200
                                                           ====         ====

  At this time, the Corporation anticipates full usage of the merger reserve based on the projected cost of identified business actions. Such costs (i.e. severance payments, lease payments) will be absorbed by the merger reserve as incurred based on existing contractual arrangements.

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

  Compensation for assuming these risks is reflected in interest income, combined trading profits and fee income. In addition, these risks are factored into the allocation of capital to support various business activities, as discussed in the "Capital Management" section, beginning on page 37.

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

  The Corporation's risk management policies are intended to monitor and limit exposure to liquidity, market and credit risks that arise from each of these financial instruments.

                           Liquidity Risk Management

  Liquidity risk management encompasses the Corporation's ability to meet all present and future financial obligations in a timely manner. The Consolidated Statement of Cash Flows, on page 44, presents data on cash and cash equivalents provided by and used in operating, investing and financing activities. The Corporation considers strong capital ratios, credit quality and core earnings as essential to retaining high credit ratings and, thereby, cost-effective access to market liquidity.

  The Corporation believes its prudent management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance-sheet items. In addition, a contingency funding plan identifies actions to be taken in response to an adverse liquidity event. The objectives of liquidity management policies are to maintain:

  . strong credit ratings and capital ratios;

  . adequate liquid assets;

  . liability diversification among instruments, maturities and customers;
    and

  . a continuously strong presence both in the wholesale purchased funds market and in the retail deposit market.

  Strong credit ratings foster the ability to attract wholesale funds on a regular basis and at a competitive cost. The Corporation's principal Banks (referred to collectively as the "Principal Banks"), comprising ANB, FNBC, FCCNB, NBD Indiana and NBD Michigan, all have identical ratings. The short-term debt ratings for the parent cover commercial paper issuances. The long- and short-term debt ratings for the Principal Banks cover bank note issuances.

                                                         LONG-TERM   SHORT-TERM
                                                           DEBT         DEBT
CREDIT RATINGS                                          ----------- ------------
                                                        S&P MOODY'S S&P  MOODY'S
DECEMBER 31, 1996                                       --- ------- ---- -------
First Chicago NBD Corporation (parent)................. A+    A1    A-1    P-1
The Principal Banks.................................... AA-   Aa3   A-1+   P-1

  Liquid assets are maintained in the form of federal funds sold, deposit placements and selected investment securities to meet any immediate cash flow obligations. Note 6, beginning on page 50, provides a detailed breakdown of the investment portfolio.

  The Corporation segments its balance sheet into liquid assets, core assets and non-core assets for liquidity management purposes. Liabilities are grouped as core liabilities, wholesale purchased funds and non-core liabilities. Core assets and liabilities consist primarily of customer-driven lending and deposit-taking activities. The large retail customer deposit base (the principal component of core liabilities) is one of the significant sources of liquidity. Through its various banking entities, the Corporation maintains direct access to local retail deposit markets and uses a network of brokers for gathering retail deposits on a national basis. Core liabilities also include subordinated debt and equity.

  As part of the monthly liquidity measurement process, the funding of core assets with core liabilities is monitored. As of December 31, 1996, 78% of core assets were funded with core liabilities. The wholesale market provided only 22% of core asset funding. The Corporation has established a 35% limit on the use of wholesale purchased funds for funding core assets. By limiting dependence on the wholesale market, the risk of a disruption to the Corporation's lending business from an adverse liquidity event is minimized.

  Access to a variety of funding markets and customers in the retail and wholesale sectors is vital both to liquidity management and to cost minimization. A reliable, diversified mix of funding from the wholesale market is created by active participation in global capital markets. Internal guidelines are used to manage the product mix and customer concentration of wholesale funding. In addition, as part of the normal liquidity management process, the Corporation securitizes and sells assets such as credit card receivables. Securitization is an important funding vehicle that both diversifies funding sources and raises large amounts of term funding in a cost-effective manner.

DEPOSITS AND OTHER PURCHASED FUNDS

                                         1996     1995    1994    1993    1992
DECEMBER 31 (IN MILLIONS)               ------- -------- ------- ------- -------
Domestic offices
  Demand............................... $15,702 $ 15,234 $14,378 $14,852 $14,247
  Savings..............................  21,722   20,180  20,088  21,154  20,929
  Time
    Under $100,000.....................   9,851    9,972   8,720   8,310   9,779
    $100,000 and over..................   5,143    5,947   4,484   4,089   5,688
Foreign offices........................  11,251   17,773  17,225   9,602  10,098
                                        ------- -------- ------- ------- -------
      Total deposits...................  63,669   69,106  64,895  58,007  60,741
Federal funds purchased and securities
 under repurchase agreements...........   7,859   15,711  16,919  11,038  10,591
Commercial paper.......................     762      288     206     323     357
Other short-term borrowings............   6,810    9,514   8,216   6,506   3,808
Long-term debt.........................   8,454    8,163   7,246   5,250   4,175
                                        ------- -------- ------- ------- -------
      Total other purchased funds......  23,885   33,676  32,587  23,117  18,931
                                        ------- -------- ------- ------- -------
      Total............................ $87,554 $102,782 $97,482 $81,124 $79,672
                                        ======= ======== ======= ======= =======

                            Market Risk Management

OVERVIEW

  Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Corporation has risk management policies to monitor and limit exposure to market risk. Through its trading activities, the Corporation strives to take advantage of profit opportunities available in interest and exchange rate movements. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate and foreign exchange rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 17, beginning on page 66.

TRADING ACTIVITIES

  The Corporation takes active trading positions in a variety of markets and instruments, including U.S. government, municipal and money market securities. It also maintains positions in derivative products associated with these markets and instruments, such as interest rate and currency swaps, and commodity and equity index options.

  The Corporation's trading activities are primarily customer-oriented, and trading positions are established as necessary for customers. In order to accommodate customer demand, an inventory in capital markets instruments is carried, and access to market liquidity is maintained by making bid-offer prices to other market makers. Although these two activities constitute proprietary trading business, they are essential to providing customers with capital markets products at competitive prices.

  Many trading positions are kept open for brief periods of time, often less than one day. Other trading positions are held for longer periods, and these positions are valued at prevailing market rates on a present value basis. Realized and unrealized gains and losses on these positions are included in noninterest income as combined trading profits.

  Value at risk is intended to measure the maximum amount the Corporation could lose, given a specified confidence level, over a given period of time. The overall market risk that any business can assume is approved by the Risk Management Committee of the Board of Directors, which utilizes a risk point system in managing the Corporation's value at risk. Risk points measure the market risk (potential overnight loss) in a capital markets product. Products that have more inherent price volatility are assigned more risk points.

  Value at risk is monitored in each significant trading portfolio on a daily basis. The following charts show the average, maximum and minimum daily value at risk for 1994, 1995 and 1996, and the actual trading revenue for each year.


Daily Value at Risk                             Trading Revenue*
Bar Graph                                       Bar Graph
$ Millions                                      $ Millions
                      1994    1995    1996               1994      1995    1996

Average               $45     $32     $28                $160      $292    $175
Maximum               $66     $45     $38
Minimum               $34     $24     $21       *Includes trading profits and net interest income.

  Value at risk is estimated using statistical models calibrated at a three-standard-deviation confidence interval. The Corporation has made significant progress in recognizing offsets and correlations across different trading portfolios. This has contributed to a decline in daily value at risk from 1995 to 1996. However, the Corporation's reported value at risk remains somewhat overstated because all offsets and correlations are not fully considered in the calculation. The Corporation is continuing its progress toward a fully consolidated view of market risk.

STRUCTURAL INTEREST RATE RISK MANAGEMENT

  Movements in interest rates can create fluctuations in the Corporation's income and economic value due to an imbalance in the repricing or maturity of asset, liability and off-balance-sheet positions. Interest rate risk exposure is actively managed with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity.

  In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Access to the derivatives market is an important element in maintaining the Corporation's interest rate risk position within policy guidelines. Using off-balance-sheet instruments, principally interest rate swaps (asset and liability management or "ALM" derivatives), the interest rate sensitivity of specific on-balance-sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. At year-end 1996, the notional value of ALM interest rate swaps totaled $9.6 billion, including $4.7 billion against specific transactions and $4.9 billion against specific pools of assets or liabilities.

ASSET AND LIABILITY MANAGEMENT SWAPS--NOTIONAL PRINCIPAL

                                RECEIVE FIXED      PAY FIXED       BASIS
                                PAY FLOATING   RECEIVE FLOATING    SWAPS
DECEMBER 31, 1996              --------------- ------------------- -----
                               SPECIFIC  POOL   SPECIFIC   POOL    POOL  TOTAL
(IN MILLIONS)                  -------- ------ ---------- -------- ----- ------
Swaps associated with:
  Loans.......................  $   --  $  982   $     46 $     -- $ --  $1,028
  Investment securities.......      --      --        240       --   --     240
  Securitized credit card
   receivables................      --     500         --       --   --     500
  Deposits....................      50   2,991         --       --   --   3,041
  Funds borrowed (including
   long-term debt)............   4,329      --         --      125  340   4,794
                                ------  ------   -------- -------- ----  ------
    Total.....................  $4,379  $4,473   $    286 $    125 $340  $9,603
                                ======  ======   ======== ======== ====  ======

  Swaps used to adjust the interest rate sensitivity of specific transactions will not need to be replaced at maturity since the corresponding asset or liability will mature along with the swap. However, swaps against the asset and liability pools will have an impact on the overall risk position as they mature and may need to be reissued to maintain the same interest rate risk profile. These swaps could create modest earnings sensitivity to changes in interest rates.

  Substantially all ALM interest rate swaps are standard swap contracts. The variable interest rates, which generally are the one-month, three-month and six-month LIBOR rates in effect on the date of repricing, are assumed to remain constant. However, the variable interest rates will change and would affect the related weighted average information presented in the table.

ASSET AND LIABILITY MANAGEMENT SWAPS--MATURITIES AND RATES

                           1997    1998   1999  2000  2001  THEREAFTER TOTAL
(DOLLARS IN MILLIONS)     ------  ------  ----  ----  ----  ---------- ------
Receive fixed/pay
 floating swaps
  Notional amount........ $4,102  $1,112  $629  $330  $761    $1,919   $8,853
  Weighted average
    Receive rate.........   5.97%   6.24% 6.23% 5.76% 7.17%     6.87%    6.31%
    Pay rate.............   5.66%   5.74% 5.62% 5.67% 5.66%     5.70%    5.68%
Pay fixed/receive
 floating swaps
  Notional amount........ $   97  $   57  $ 83  $110  $ 25    $   38   $  410
  Weighted average
    Receive rate.........   5.63%   5.67% 5.68% 5.68% 5.70%     5.70%    5.67%
    Pay rate.............   7.22%   8.07% 7.99% 7.74% 8.01%     8.01%    7.75%
Basis swaps
  Notional amount........ $   50  $  265  $ 25    --    --        --   $  340
  Weighted average
    Receive rate.........   5.59%   5.76% 5.69%   --    --        --     5.73%
    Pay rate.............   5.58%   5.62% 5.58%   --    --        --     5.61%
                          ------  ------  ----  ----  ----    ------   ------
      Total notional
       amount............ $4,249  $1,434  $737  $440  $786    $1,957   $9,603
                          ======  ======  ====  ====  ====    ======   ======

  The Corporation uses a variety of measurement tools to monitor and control the overall interest rate risk exposure of both the on- and off-balance-sheet positions, including the ALM derivatives. For each measurement tool, the level of interest rate risk created by the assets, liabilities, equity and off-balance-sheet positions are a function primarily of their contractual interest rate repricing dates and contractual maturity (including principal amortization) dates.

  Modifications to the interest rate risk measure are made where there are historical differences between contractual and actual payment flows. These modifications are designed to capture principal prepayments on loans and early withdrawals of deposits. Additionally, assumptions are made on the measurement of the interest rate risk of indeterminate maturity assets, liabilities and equity. Finally, income volatility from positions such as credit card securitizations, mortgage servicing and cash management service products, which subject servicing fee revenue to interest rate risk, are included in one or more of the risk measures.

  Static gap analysis is one of the tools used for interest rate risk measurement. The net difference between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period is typically referred to as the "rate sensitivity position." Interest rate risks in trading and overseas balance sheet positions are assumed to be matched and are managed principally as trading risks. The Corporation's policy is to limit the cumulative one-year gap position, including ALM derivatives, to within 4% of total assets.

  The following table details the Corporation's static gap position. As of December 31, 1996, the cumulative one-year gap position was 1.0% of total assets.

INTEREST RATE SENSITIVITY

                           0-90    91-180   181-365    1-5    BEYOND
DECEMBER 31, 1996          DAYS     DAYS     DAYS     YEARS   5 YEARS   TOTAL
(DOLLARS IN MILLIONS)     -------  -------  -------  -------  -------  --------
Loans...................  $46,716  $ 3,401  $ 4,092  $12,955  $ 2,799  $ 69,963
Investment securities...      400      454      856    3,830    1,387     6,927
Other earning assets....   19,219      101      107      115       --    19,542
Nonearning assets.......   14,149       77      145    1,226    1,478    17,075
                          -------  -------  -------  -------  -------  --------
    Total assets........  $80,484  $ 4,033  $ 5,200  $18,126  $ 5,664  $113,507
                          =======  =======  =======  =======  =======  ========
Deposits................  $28,597  $ 3,868  $ 5,067  $14,309  $   984  $ 52,825
Other interest-bearing
 liabilities............   34,575    3,102    1,896    2,306    3,352    45,231
Noninterest-bearing
 liabilities............    5,773       --       19       15      637     6,444
Equity..................      405      368      528    3,425    4,281     9,007
                          -------  -------  -------  -------  -------  --------
    Total liabilities
     and equity.........  $69,350  $ 7,338  $ 7,510  $20,055  $ 9,254  $113,507
                          =======  =======  =======  =======  =======  ========
Balance sheet
 sensitivity gap........  $11,134  $(3,305) $(2,310) $(1,929) $(3,590)       --
Cumulative gap as a % of
 total assets...........      9.8%     6.9%     4.9%     3.2%      --        --
Effect of off-balance-
 sheet ALM derivative
 transactions:
  Specific transactions.   (4,650)   1,696      690      478    1,786        --
  Specific asset or
   liability pools......   (2,969)     154      642    2,079       94        --
                          -------  -------  -------  -------  -------  --------
Interest rate
 sensitivity gap........  $ 3,515  $(1,455) $  (978) $   628  $(1,710)       --
                          =======  =======  =======  =======  =======  ========
Cumulative gap..........  $ 3,515  $ 2,060  $ 1,082  $ 1,710       --        --
Cumulative gap as a % of
 total assets...........      3.1%     1.8%     1.0%     1.5%      --        --

  Static gap analysis does not fully capture the impact of embedded options, lagged interest rate changes, administered interest rate products, or certain off-balance-sheet sensitivities to interest rate movements. Therefore, this tool cannot be used in isolation to determine the level of interest rate risk exposure in more complex banking institutions. The Corporation performs an earnings simulation analysis and a value-at-risk measure to identify more dynamic interest rate risk exposures, including embedded option positions.

  The earnings simulation analysis estimates the effect that specific interest rate changes would have on 12 months of pretax earnings. This exercise includes management assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (passbook savings, money market, NOW and demand deposits) for a given level of market rate changes. These assumptions have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate caps and floors on all products are included to the extent that they are exercised in the 12-month simulation period. Additionally, changes in prepayment behavior of the residential mortgage portfolio in each rate environment are captured using industry estimates of prepayment speeds for various coupon segments of the portfolio. Sensitivity of fee income to market interest rate levels, such as those related to securitized credit card receivables, cash management service products and mortgage servicing, are included as well. Finally, the impact of planned growth and anticipated new business activities is factored into the simulation model.

  The Corporation's policy is to limit the change in annual pretax earnings to $100 million from an immediate parallel change in interest rates of 200 basis points. As of December 31, 1996, the Corporation had the following estimated earnings sensitivity profile.

                                                   IMMEDIATE CHANGE IN RATES
                                                   --------------------------
                                                     +200 BP      -200 BP
      (IN MILLIONS)                                ------------ -------------
      Pretax earnings change......................      $23         $(10)

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

                            Credit Risk Management

  The Corporation has developed policies and procedures to manage the level and composition of risk in its credit portfolio. The objective of this credit risk management process is to quantify and manage credit risk on a portfolio basis as well as to reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction.

  Customer transactions create credit exposure that is reported both on and off the balance sheet. On-balance-sheet credit exposure includes such items as loans and derivative financial instruments. Off-balance-sheet credit exposure includes unfunded credit commitments and other credit-related financial instruments. Credit exposures resulting from derivative financial instruments are reported both on and off the balance sheet as explained on page 36.

SELECTED STATISTICAL INFORMATION

                                    1996     1995     1994     1993     1992
(DOLLARS IN MILLIONS)              -------  -------  -------  -------  -------
At year-end
  Loans outstanding............... $66,414  $64,434  $55,176  $48,654  $47,836
  Nonperforming loans.............     262      363      294      485      717
  Other real estate, net..........      28       34       57       87       81
  Nonperforming assets............     290      397      351      572      798
  Allowance for credit losses.....   1,407    1,338    1,158    1,106    1,041
  Nonperforming assets/loans
   outstanding and other real
   estate, net....................     0.4%     0.6%     0.6%     1.2%     1.7%
  Allowance for credit
   losses/loans outstanding.......     2.1      2.1      2.1      2.3      2.2
  Allowance for credit
   losses/nonperforming loans.....     537      369      394      228      145
For the year
  Average loans................... $64,949  $58,944  $50,083  $47,110  $49,042
  Net charge-offs.................     670      264      192      296      572
  Net charge-offs/average loans...     1.0%     0.4%     0.4%     0.6%     1.2%

  For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign) and consumer (credit card and other consumer) segments.

LOAN COMPOSITION

                                         1996    1995    1994    1993    1992
DECEMBER 31 (IN MILLIONS)               ------- ------- ------- ------- -------
Commercial risk
  Domestic
    Commercial......................... $27,718 $25,551 $22,546 $19,310 $19,944
    Real estate
      Construction.....................   1,057   1,151   1,074   1,105   1,323
      Other............................   5,103   6,103   5,903   5,613   5,869
    Lease financing....................   1,820   1,588   1,381   1,295   1,312
  Foreign..............................   3,656   3,726   3,305   3,083   3,176
                                        ------- ------- ------- ------- -------
        Total commercial...............  39,354  38,119  34,209  30,406  31,624
                                        ------- ------- ------- ------- -------
Consumer risk
  Credit cards.........................   9,601   9,649   6,980   6,393   4,829
  Secured by real estate(1)............   9,406   8,933   7,025   6,088   6,163
  Automotive...........................   4,423   4,477   3,994   3,241   2,911
  Other................................   3,630   3,256   2,968   2,526   2,309
                                        ------- ------- ------- ------- -------
        Total consumer.................  27,060  26,315  20,967  18,248  16,212
                                        ------- ------- ------- ------- -------
        Total.......................... $66,414 $64,434 $55,176 $48,654 $47,836
                                        ======= ======= ======= ======= =======

--------
(1) Includes home-equity loans.

ALLOWANCE FOR CREDIT LOSSES

  The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance-sheet financial instruments. The level of the allowance reflects management's formal review and analysis of potential credit losses, as well as prevailing economic conditions. Each quarter, the adequacy of the allowance for credit losses is evaluated and reported to a committee of the Board of Directors.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                           1996   1995    1994    1993    1992
(IN MILLIONS)                             ------ ------  ------  ------  ------
Balance, beginning of year..............  $1,338 $1,158  $1,106  $1,041  $1,136
Provision for credit losses.............     735    510     276     390     653
Provision for loans held for accelerated
 disposition............................      --     --      --      --     491
Charge-offs
 Commercial
  Domestic
   Commercial...........................     114     70      68     122     253
   Real estate..........................      20     25      41      99     149
   Lease financing......................       7      2       3       6       6
  Foreign (1)...........................       2      1       9      47      78
 Consumer
  Credit card...........................     567    241     193     165     180
  Other.................................     105     70      50      46      52
                                          ------ ------  ------  ------  ------
    Total charge-offs...................     815    409     364     485     718
Recoveries
 Commercial
  Domestic
   Commercial...........................      45     59      55      81      39
   Real estate..........................      20     16      15       9       6
   Lease financing......................       1      2       1       2       5
  Foreign...............................      15      9      44      17      22
 Consumer
  Credit card...........................      33     33      32      57      52
  Other.................................      31     26      25      23      22
                                          ------ ------  ------  ------  ------
    Total recoveries....................     145    145     172     189     146
Net charge-offs.........................     670    264     192     296     572
Charge-offs of loans upon transfer to
 accelerated disposition portfolio......      --     --      --      --     636
Transfers related to securitized
 receivables............................       4    (75)    (49)    (29)    (42)
Other (2)...............................      --      9      17      --      11
                                          ------ ------  ------  ------  ------
Balance, end of year....................  $1,407 $1,338  $1,158  $1,106  $1,041
                                          ====== ======  ======  ======  ======

--------
(1) 1992 amounts include $12 million defined as commercial real estate.
(2) Primarily acquisitions.

CONSUMER RISK MANAGEMENT

  Consumer loans consist of credit card receivables as well as home mortgage loans, automobile financing and other forms of consumer installment credit. The consumer loan portfolio increased slightly during the year to $27.1 billion at year-end 1996. Including securitized credit card receivables, the consumer portfolio increased $1.8 billion, or 5%, to $35.9 billion at December 31, 1996.

CONSUMER LOANS

                                         1996    1995    1994    1993    1992
DECEMBER 31 (IN MILLIONS)               ------- ------- ------- ------- -------
Credit card loans...................... $ 9,601 $ 9,649 $ 6,980 $ 6,393 $ 4,829
Securitized credit card receivables....   8,888   7,877   6,117   4,958   4,500
                                        ------- ------- ------- ------- -------
  Total managed credit card
   receivables.........................  18,489  17,526  13,097  11,351   9,329
Other consumer loans
 Secured by real estate (1)............   9,406   8,933   7,025   6,088   6,163
 Automotive............................   4,423   4,477   3,994   3,241   2,911
 Other.................................   3,630   3,256   2,968   2,526   2,309
                                        ------- ------- ------- ------- -------
  Other consumer loans.................  17,459  16,666  13,987  11,855  11,383
                                        ------- ------- ------- ------- -------
    Total.............................. $35,948 $34,192 $27,084 $23,206 $20,712
                                        ======= ======= ======= ======= =======

--------
(1) Includes home-equity loans.

  Consumer risk management focuses on the credit card segment separately from other parts of the portfolio. For both the on-balance-sheet and the securitized credit card portfolios, loss potential is tested using statistically expected levels of losses based on delinquencies and on the source, age and other risk characteristics of each portfolio.

  For the other segments of the consumer portfolio, reserve factors are based on historical loss rates, trends and other relevant risk factors.

  Managed credit card receivables (i.e. those held in the portfolio and those sold to investors through securitization) were $18.5 billion at December 31, 1996, up 5% from 1995. Average managed credit card receivables grew to $17.4 billion in 1996, up 23% from 1995.

  Credit card receivables represent the most significant risk element in the consumer portfolio. The credit card charge-off rate of 5.8% in 1996 represents a significant increase from prior years. In addition, the portfolio experienced an increase in delinquency rates as presented in the following table.

CREDIT CARD RECEIVABLES

                                        1996     1995     1994     1993    1992
(DOLLARS IN MILLIONS)                  -------  -------  -------  ------  ------
Average balances:
  Credit card loans..................  $ 9,774  $ 7,006  $ 5,904  $4,772  $4,155
  Securitized credit card
   receivables.......................    7,672    7,179    5,538   4,839   3,918
                                       -------  -------  -------  ------  ------
    Total average managed credit card
     receivables.....................  $17,446  $14,185  $11,442  $9,611  $8,073
                                       =======  =======  =======  ======  ======
Total net charge-offs (including
 securitizations)....................   $1,019     $572     $403    $342    $333
                                       =======  =======  =======  ======  ======
Net charge-offs/average total managed
 receivables.........................      5.8%     4.0%     3.5%    3.6%    4.1%
Credit Card Delinquency Rate
  30 or more days....................      4.5      3.6      3.0     3.0     3.1
  90 or more days....................      1.8      1.3      1.1     1.0     1.0

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

  Commercial loans increased 3% from $38.1 billion at December 31, 1995, to $39.4 billion at December 31, 1996. Commercial net charge-offs were $62 million in 1996, up from the relatively low levels of $12 million in 1995 and $6 million in 1994. At the same time, the level of nonperforming commercial assets declined $107 million to $290 million at year-end 1996, representing 0.4% of total loans and other real estate.

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

                                  (BAR GRAPH)

                  NONPERFORMING ASSETS-PERIOD END
                  $ MILLIONS

                             1992    1993    1994    1995    1996
                             $798    $572    $351    $397    $290
                  OREO        $81     $87     $57     $34     $28
                  Loans      $717    $485    $294    $363    $262

                                  (BAR GRAPH)

                     NONPERFORMING ASSETS AS A PERCENTAGE OF
                     LOANS AND OTHER REAL ESTATE - PERIOD END

                     1992    1993    1994    1995    1996
                     1.7%    1.2%    0.6%    0.6%    0.4%


COMMERCIAL REAL ESTATE

  Commercial real estate consists primarily of loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

  At December 31, 1996, commercial real estate loans totaled $6.2 billion, or 16% of commercial loans, compared with $7.3 billion, or 19% of commercial loans, at December 31, 1995. During 1996, net charge-offs in the commercial real estate portfolio segment were under $1 million, compared with $9 million in 1995.

Nonperforming commercial real estate assets, including other real estate, totaled $128 million, or 2.1% of related assets, at December 31, 1996, compared with $125 million, or 1.7% of related assets, at December 31, 1995.

                       Derivative Financial Instruments

  The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and Corporate Investment activities. These instruments include interest rate, currency, commodity and equity swaps, forwards, futures, options, caps, floors, forward rate agreements, and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts. See Note 15, beginning on page 63, for a discussion of the nature and terms of derivative financial instruments.

NOTIONAL PRINCIPAL OR CONTRACTUAL AMOUNTS OF DERIVATIVE FINANCIAL INSTRUMENTS

  The following tables represent the gross notional principal or contractual amounts of outstanding derivative financial instruments used in certain activities. These amounts do not represent the market or credit risk associated with these instruments, but instead indicate the volume of the transactions. The amounts greatly exceed the associated credit risk of these instruments and do not reflect the netting of offsetting transactions.

                                                 ASSET AND
                                                 LIABILITY   CORPORATE
DECEMBER 31, 1996                       TRADING  MANAGEMENT INVESTMENTS  TOTAL
(IN BILLIONS)                           -------- ---------- ----------- --------
Interest rate contracts................ $  644.1   $ 9.6       $ --     $  653.7
Foreign exchange contracts.............    375.4     1.7         --        377.1
Equity contracts.......................      8.6      --        0.2          8.8
Commodity contracts....................      3.4      --         --          3.4
                                        --------   -----       ----     --------
    Total.............................. $1,031.5   $11.3       $0.2     $1,043.0
                                        ========   =====       ====     ========
                                                 ASSET AND
                                                 LIABILITY   CORPORATE
DECEMBER 31, 1995                       TRADING  MANAGEMENT INVESTMENTS  TOTAL
(IN BILLIONS)                           -------- ---------- ----------- --------
Interest rate contracts................   $415.4   $ 9.7       $ --       $425.1
Foreign exchange contracts.............    378.8     1.8         --        380.6
Equity contracts.......................      7.9      --        0.1          8.0
Commodity contracts....................      1.0      --         --          1.0
                                        --------   -----       ----     --------
    Total..............................   $803.1   $11.5       $0.1       $814.7
                                        ========   =====       ====     ========

ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

  Derivative financial instruments used in trading activities are valued at prevailing market rates on a present-value basis. Realized and unrealized gains and losses are included in noninterest income as combined trading profits. Where appropriate, compensation for credit risk and ongoing servicing is deferred and recorded as income over the term of the derivative financial instrument.

  Income or expense on most derivative financial instruments used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the related exposures over the periods covered by the contracts. The income recognition treatment of the related exposure, generally assets or liabilities carried at historical cost, is recorded on an accrual basis. If an interest rate swap is terminated early, any resulting gain or loss is deferred and amortized as an adjustment of the yield on the underlying interest rate exposure position over the remaining periods originally covered by the terminated swap. If all or part of an underlying position is terminated, e.g., an underlying asset is sold or prepaid, the related pro rata portion of any unrecognized gain or loss on the swap is recognized in income at that time, as part of the gain or loss on the termination, sale or prepayment.

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

INCOME RESULTING FROM DERIVATIVE FINANCIAL INSTRUMENTS

  The Corporation's income from derivatives used in trading activities is included in the "Trading Revenue" table on page 20.

  The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $33 million in 1996, higher by $12 million in 1995, and lower by $48 million in 1994.

  The sale of fixed- and floating-rate credit card receivables as securities to investors subjects servicing revenue to interest rate risk. Therefore, interest rate derivatives, whose terms match those of the credit card securitizations, are used to reduce this volatility. Without the use of these instruments, credit card fee revenue would have been reduced by $9 million in 1996, $6 million in 1995 and $39 million in 1994.

CREDIT EXPOSURE RESULTING FROM DERIVATIVE FINANCIAL INSTRUMENTS

  The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the "Credit Risk Management" section, beginning on page 30.

  Credit exposure from derivative financial instruments arises from the risk of a customer default on the derivative contract. The amount of loss created by the default is the replacement cost or current fair value of the defaulted contract. The Corporation utilizes master netting agreements whenever possible to reduce its credit exposure from customer default. These agreements allow the netting of contracts with unrealized losses against contracts with unrealized gains to the same customer, in the event of a customer default. The table below shows the impact of these master netting agreements at December 31, 1996:

DECEMBER 31, 1996
(IN MILLIONS)

Gross replacement cost................................................. $14,933
  Less: Adjustment due to master netting agreements....................  (9,876)
                                                                        -------
Current credit exposure................................................   5,057
  Less: Unrecognized net gains due to nontrading activity..............     (83)
                                                                        -------
Balance sheet exposure................................................. $ 4,974
                                                                        =======

  The $5.057 billion of total current credit exposure represents the total loss that the Corporation would have suffered had every counterparty been in default on that date. This amount is reduced by $83 million related to the unrealized and unrecognized gains on derivatives used to manage interest rate exposures to arrive at the balance sheet exposure.

  Since a derivative's replacement cost, measured by its fair value, is subject to change over the contract's life, the Corporation's evaluation of credit risk incorporates potential increases to the contract's fair value. Potential exposure is calculated with a statistical model that estimates changes over time in exchange rates, interest rates and other relevant factors using a 95% confidence level. This potential credit exposure is calculated on a portfolio basis incorporating master netting agreements as well as any natural offsets that exist between contracts within the customer's portfolio. In total, the potential credit exposure was approximately $6.3 billion higher than the current credit exposure at December 31, 1996.

                              Capital Management

SELECTED CAPITAL RATIOS

                                                                       CORPORATE
                                         1996  1995  1994  1993  1992  GUIDELINE
DECEMBER 31                              ----  ----  ----  ----  ----  ---------
Common equity/total assets (1)..........  8.2%  6.9%  6.8%  7.6%  6.5%      N/A
Tangible common equity ratio (1)........  7.8   6.4   6.3   6.9   5.7       N/A
Stockholders' equity/total assets.......  8.6   6.9   6.9   8.1   7.0       N/A
Risk-based capital ratios (1) (2)
  Tier 1................................  9.2   7.8   8.6   9.0   7.4       7-8%
  Total................................. 13.3  11.8  13.0  13.6  11.3     11-12%
Leverage ratio (1) (2)..................  9.3   6.9   7.3   7.8   6.6   5.5-7.0%
Double leverage ratio (2)...............  105   115   113   108   112       120%*
Dividend payout ratio...................   34    39    34    28    89     30-40%

--------
(1) Net of investment in FCCM.
(2) Includes trust preferred capital securities.
N/A--Not Applicable
* less than or equal to
  Capital represents the stockholders' investment on which the Corporation strives to generate attractive returns. It is the foundation of a cohesive risk management framework that links return with risk. Capital supports business growth and provides protection to depositors and creditors.

  Key capital management objectives are to:

  .generate attractive returns to enhance shareholder value;

  .maintain a capital base commensurate with overall risk profile;

  .maintain strong capital ratios relative to peers; and

  .meet or exceed all regulatory guidelines.

  In conjunction with the annual financial planning process, a capital plan is established to ensure that the Corporation and all of its subsidiaries have capital structures consistent with prudent management principles and regulatory requirements.

ECONOMIC CAPITAL

  In the normal course of business, the Corporation assumes several types of risk: credit, liquidity, structural interest rate, market and operating/fiduciary. To integrate the individual processes monitoring these risks, an economic capital framework has been constructed to allocate capital to business segments, products and customers based on the amount and type of risk inherent in the activity. Return on economic capital is a key decision-making tool for managing risk-taking activities, as well as for ensuring that capital is efficiently and profitably employed.

  A financial instrument or business activity attracts economic capital based on its potential for loss of value over a particular time period. The allocated amount is designed to cover unexpected losses to a desired level of statistical significance. Credit and operating loss experiences form the basis for assessing the volatility of these risks. Volatility of interest and exchange rates and commodity and equity prices is used to determine the capital for market risk. Total economic capital will vary proportionately with the level and riskiness of the Corporation's businesses and products.

  The Corporation has established a Tier 1 capital target necessary to provide management flexibility while maintaining an adequate capital base for its overall risk profile and in relation to its peers. The long-term target for the Tier 1 ratio is 7% to 8%; this ratio is currently being managed to the high end of the range. Line of business activities determine the Corporation's risk profile and hence the total level of capital. Allocations of capital to lines of business, which are used in performance measurement, equaled the 8% target.

  Excess capital, defined as common equity above that required for the 8% Tier 1 target, is available for core business investment and acquisitions. During 1996, this excess amount averaged $171 million, compared with $327 million in 1995. If attractive long-term opportunities are not available over time in core businesses, management intends to return any excess capital to stockholders, typically by way of stock repurchase programs and/or dividend increases.

REGULATORY CAPITAL

  The Corporation aims to maintain regulatory capital ratios, including those of its principal banking subsidiaries, in excess of the well-capitalized guidelines. To ensure this goal is met, target ranges of 7% to 8% have been established for Tier 1 capital and 11% to 12% for total risk-based capital. Both targets exceed the respective well-capitalized guidelines of 6% and 10%. The Tier 1 and total capital ratios for the past three years have reached or exceeded the upper end of the target ranges. The lower year-end 1995 ratios reflect the impact of merger-related charges.

                     Tier 1 and Total Capital Ratios-Period End
                     Bar Graph

                                              1994   1995   1996
                     Tier 1                   8.6%   7.8%   9.2%
                     Total                   13.0%  11.8%  13.3%
                     Regulatory Guidelines
                      Tier 1                    6%     6%     6%
                      Total                    10%    10%    10%

  In the fourth quarter of 1996, two wholly owned consolidated trust subsidiaries of the Corporation issued, in the aggregate, $750 million of preferred securities. These "Trust Preferred Capital Securities" are tax-advantaged issues that qualify for Tier 1 capital treatment. In January 1997, an additional $250 million of Trust Preferred Capital Securities were issued. During 1996, the Corporation increased Tier 2 capital through the issuance of $300 million in subordinated debt.

  The components of the Corporation's regulatory risk-based capital and risk-weighted assets are shown below:

                                                          1996    1995    1994
DECEMBER 31 (IN MILLIONS)                               -------- ------- -------
Regulatory Risk-Based Capital
Tier 1 capital.........................................  $ 9,186 $ 7,750 $ 7,489
Tier 2 capital.........................................    4,146   4,017   3,806
                                                        -------- ------- -------
    Total capital......................................  $13,332 $11,767 $11,295
                                                        ======== ======= =======
Regulatory Risk-Weighted Assets
Balance sheet risk-weighted assets..................... $ 71,177 $71,040 $62,778
Off-balance-sheet risk-weighted assets.................   29,078  28,403  23,852
                                                        -------- ------- -------
    Total risk-weighted assets......................... $100,255 $99,443 $86,630
                                                        ======== ======= =======

In arriving at Tier 1 and total capital, such amounts are reduced by goodwill and other nonqualifying intangible assets as shown below.

INTANGIBLE ASSETS

                                                                  1996 1995 1994
DECEMBER 31 (IN MILLIONS)                                         ---- ---- ----
Goodwill......................................................... $397 $446 $326
Other nonqualifying intangibles..................................    3   12   19
                                                                  ---- ---- ----
    Subtotal.....................................................  400  458  345
Qualifying intangibles...........................................   69   94  142
                                                                  ---- ---- ----
    Total intangibles............................................ $469 $552 $487
                                                                  ==== ==== ====

  The Principal Banks have exceeded the well-capitalized guidelines for the past three years, as shown in the following tables.

                                                      NBD                   NBD
                                              FNBC  MICHIGAN FCCNB  ANB   INDIANA
DECEMBER 31, 1996                             ----  -------- -----  ----  -------
Risk-Based Capital Ratios
  Tier 1 capital.............................  7.8%    9.3%  10.6%   8.7%   9.7%
  Total capital.............................. 11.2    13.5   13.5   11.5   11.0
Leverage ratio...............................  7.6     9.6   10.6    9.4    8.9

                                                      NBD                   NBD
                                              FNBC  MICHIGAN FCCNB  ANB   INDIANA
DECEMBER 31, 1995                             ----  -------- -----  ----  -------
Risk-Based Capital Ratios
  Tier 1 capital.............................  7.6%    7.6%  10.0%   9.2%  10.3%
  Total capital.............................. 11.3    10.9   12.1   11.5   11.5
Leverage ratio...............................  5.9     7.4   11.7    9.2    7.9

                                                      NBD                   NBD
                                              FNBC  MICHIGAN FCCNB  ANB   INDIANA
DECEMBER 31, 1994                             ----  -------- -----  ----  -------
Risk-Based Capital Ratios
  Tier 1 capital.............................  8.1%    7.5%  12.1%   9.5%  12.4%
  Total capital.............................. 12.5    11.1   15.0   12.0   13.7
Leverage ratio...............................  6.3     6.1   14.4    9.1    8.9

  By maintaining regulatory well-capitalized status, these banks benefit from lower FDIC deposit premiums.

  In September 1996, federal bank regulators amended risk-based capital requirements to incorporate a measure for market risk inherent in the trading portfolio. Under the new market risk requirements, capital will be allocated to support the amount of market risk that relates to the Corporation's trading activities. The market risk rules are not effective until 1998. It is currently estimated that the new rules will not significantly affect the risk-based capital ratios of the Corporation or the Principal Banks.

DIVIDENDS

  The Corporation's common dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The Corporation is currently targeting a common dividend payout ratio in the range of 30% to 40% of operating earnings over time. On November 8, 1996, the Corporation increased its quarterly common dividend to $0.40 per share. This represented an 11% increase from the previous $0.36 per share common dividend rate.

Common Stock Dividends Declared
Bar Graph
                           1994     1995    1996
                          $1.23    $1.35   $1.48

STOCK REPURCHASE PROGRAM AND OTHER CAPITAL ACTIVITIES

  The repurchase of shares is an integral part of capital management used to enhance shareholder value. The Corporation's stock repurchase program, announced in October 1996, authorizes the repurchase of up to 40 million shares of common stock. Under this authorization, the Corporation repurchased
7.3 million shares of common stock at an average price of $53.93 per share. At December 31, 1996, 32.7 million shares remain available for repurchase under this program.

  On February 14, 1997, the Corporation authorized the redemption on April 1, 1997, of all shares outstanding of its 5 3/4% Cumulative Convertible Preferred Stock, Series B, and the corresponding redemption of the related depositary shares, each representing a one-hundredth interest in a share of the Convertible Preferred Stock. As of December 31, 1996, there were 3,078,688 depositary shares of Series B outstanding.

DOUBLE LEVERAGE

  Double leverage is the extent to which parent debt is used to finance equity investments in subsidiaries. Presently, the Corporation intends to limit its double leverage ratio to no more than 120% at any time. On December 31, 1996, double leverage was 105%, compared with 115% at year-end 1995. Trust Preferred Capital Securities of $748 million are included in capital for purposes of this calculation.

                           CONSOLIDATED BALANCE SHEET

                 FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

                                                              1996      1995
DECEMBER 31 (DOLLARS IN MILLIONS)                           --------  --------
ASSETS
Cash and due from banks.................................... $  7,823  $  7,297
Interest-bearing due from banks............................    5,474    10,241
Federal funds sold and securities under resale agreements..    4,197    11,698
Trading assets.............................................    4,812     8,150
Derivative product assets..................................    4,974     6,713
Investment securities......................................    7,178     9,449
Loans (net of unearned income--$764 in 1996 and $610 in
 1995).....................................................   66,414    64,434
  Less allowance for credit losses.........................   (1,407)   (1,338)
                                                            --------  --------
  Loans, net...............................................   65,007    63,096
Premises and equipment.....................................    1,415     1,423
Customers' acceptance liability............................      577       729
Other assets...............................................    3,162     3,206
                                                            --------  --------
    Total assets........................................... $104,619  $122,002
                                                            ========  ========
LIABILITIES
Deposits
  Demand................................................... $ 15,702  $ 15,234
  Savings..................................................   21,722    20,180
  Time.....................................................   14,994    15,919
  Foreign offices..........................................   11,251    17,773
                                                            --------  --------
    Total deposits.........................................   63,669    69,106
Federal funds purchased and securities under repurchase
 agreements................................................    7,859    15,711
Other short-term borrowings................................    7,572     9,802
Long-term debt.............................................    8,454     8,163
Acceptances outstanding....................................      577       729
Derivative product liabilities.............................    4,753     6,723
Other liabilities..........................................    2,728     3,318
                                                            --------  --------
    Total liabilities......................................   95,612   113,552

STOCKHOLDERS' EQUITY
Preferred stock--without par value, authorized 10,000,000 shares
SHARES OUTSTANDING:                    1996        1995
-------------------                 ----------- -----------
  Series B ($100 stated value).....   1,191,000   1,191,000      119       119
  Series C ($100 stated value).....     713,800     713,800       71        71
  Series E ($625 stated value).....     160,000     160,000      100       100
  Convertible Series B ($5,000
  stated value)....................      30,786      39,774      154       199
                                       1996        1995
                                    ----------- -----------
Common stock--$1 par value.................................      320       319
  Number of shares authorized...... 750,000,000 750,000,000
  Number of shares issued.......... 319,509,189 318,535,798
  Number of shares outstanding..... 313,473,520 315,241,109
Surplus....................................................    2,149     2,185
Retained earnings..........................................    6,433     5,497
Fair value adjustment on investment securities available-
for-sale...................................................       38       112
Deferred compensation......................................      (58)      (39)
Accumulated translation adjustment.........................        7         8
Treasury stock at cost, 6,035,669 shares in 1996 and
3,294,689 shares in 1995...................................     (326)     (121)
                                                            --------  --------
  Stockholders' equity.....................................    9,007     8,450
                                                            --------  --------
    Total liabilities and stockholders' equity............. $104,619  $122,002
                                                            ========  ========

       The accompanying notes are an integral part of this balance sheet.

                         CONSOLIDATED INCOME STATEMENT

                 FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

                                                             1996   1995    1994
FOR THE YEAR (IN MILLIONS, EXCEPT PER SHARE DATA)           ------ ------  ------
INTEREST INCOME
Loans, including fees.....................................  $5,745 $5,260  $4,000
Bank balances.............................................     463    620     395
Federal funds sold and securities under resale agreements.     510    922     624
Trading assets............................................     394    467     284
Investment securities--taxable............................     364    694     716
Investment securities--tax-exempt.........................      93    127     117
                                                            ------ ------  ------
    Total.................................................   7,569  8,090   6,136
INTEREST EXPENSE
Deposits..................................................   2,175  2,581   1,653
Federal funds purchased and securities under repurchase
 agreements...............................................     671  1,192     704
Other short-term borrowings...............................     552    538     378
Long-term debt............................................     551    571     445
                                                            ------ ------  ------
    Total.................................................   3,949  4,882   3,180
                                                            ------ ------  ------
NET INTEREST INCOME                                          3,620  3,208   2,956
Provision for credit losses...............................     735    510     276
                                                            ------ ------  ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.....   2,885  2,698   2,680
NONINTEREST INCOME
Combined trading profits..................................      58    210      86
Equity securities gains...................................     255    253     229
Investment securities gains (losses)......................      27    (16)     (1)
                                                            ------ ------  ------
  Market-driven revenue...................................     340    447     314
Credit card fee revenue...................................     914    901     871
Fiduciary and investment management fees..................     400    404     377
Service charges and commissions...........................     803    735     688
                                                            ------ ------  ------
  Fee-based revenue.......................................   2,117  2,040   1,936
Other income..............................................      91    104     143
                                                            ------ ------  ------
    Total.................................................   2,548  2,591   2,393
NONINTEREST EXPENSE
Salaries and employee benefits............................   1,707  1,692   1,602
Occupancy expense of premises, net........................     259    252     244
Equipment rentals, depreciation and maintenance...........     227    225     245
FDIC insurance expense....................................       4     58     105
Amortization of intangible assets.........................      79     88      93
Other.....................................................     977    953     931
                                                            ------ ------  ------
  Operating Expense.......................................   3,253  3,268   3,220
Merger-related charges....................................      --    267      --
FDIC special assessment...................................      18     --      --
                                                            ------ ------  ------
    Total.................................................   3,271  3,535   3,220
                                                            ------ ------  ------
INCOME BEFORE INCOME TAXES................................   2,162  1,754   1,853
Applicable income taxes...................................     726    604     632
                                                            ------ ------  ------
NET INCOME................................................  $1,436 $1,150  $1,221
                                                            ====== ======  ======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY....  $1,405 $1,113  $1,169
                                                            ====== ======  ======
EARNINGS PER SHARE
  NET INCOME--PRIMARY.....................................   $4.39  $3.45   $3.62
  NET INCOME--FULLY DILUTED...............................   $4.32  $3.41   $3.58

         The accompanying notes are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

FOR THE YEAR ENDED DECEMBER 31                              1996    1995    1994
(IN MILLIONS)                                              ------  ------  ------
PREFERRED STOCK
 Balance, beginning of period............................. $  489  $  611  $  761
 Conversion of preferred stock............................    (45)     (1)     --
 Redemption of preferred stock............................     --    (121)   (150)
                                                           ------  ------  ------
 Balance, end of period...................................    444     489     611
                                                           ------  ------  ------
COMMON STOCK
 Balance, beginning of period.............................    319     329     318
 Issuance of stock........................................      1       1      --
 Acquisition of subsidiaries..............................     --      --      11
 Cancellation of shares held in treasury..................     --     (11)     --
                                                           ------  ------  ------
 Balance, end of period...................................    320     319     329
                                                           ------  ------  ------
SURPLUS
 Balance, beginning of period.............................  2,185   2,555   2,542
 Issuance of common stock.................................      4      14      14
 Issuance of treasury stock...............................    (84)    (21)    (39)
 Conversion of preferred stock............................    (18)     --      (5)
 Acquisition of subsidiaries..............................     17      (3)     39
 Cancellation of shares held in treasury..................     --    (369)     --
 Other....................................................     45       9       4
                                                           ------  ------  ------
 Balance, end of period...................................  2,149   2,185   2,555
                                                           ------  ------  ------
RETAINED EARNINGS
 Balance, beginning of period.............................  5,497   4,808   3,924
 Net income...............................................  1,436   1,150   1,221
 Cash dividends declared on common stock..................   (469)   (424)   (367)
 Cash dividends declared on preferred stock...............    (31)    (37)    (47)
 Acquisition of subsidiaries..............................     --      --      77
                                                           ------  ------  ------
 Balance, end of period...................................  6,433   5,497   4,808
                                                           ------  ------  ------
FAIR VALUE ADJUSTMENT ON INVESTMENT SECURITIES AVAILABLE-
 FOR-SALE
 Balance, beginning of period.............................    112    (158)     (6)
 Unrealized gain on securities transferred from held-to-
  maturity to available-for-sale on November 17, 1995
  (net of taxes of $55)...................................     --     101      --
 Change in fair value (net of taxes of $(41) in 1996, $99
  in 1995 and $(87) in 1994)..............................    (74)    169    (148)
 Acquisition of subsidiaries..............................     --      --      (4)
                                                           ------  ------  ------
 Balance, end of period...................................     38     112    (158)
                                                           ------  ------  ------
DEFERRED COMPENSATION
 Balance, beginning of period.............................    (39)    (33)    (30)
 Awards granted...........................................    (32)    (18)    (28)
 Amortization of deferred compensation....................     26      21      21
 Other....................................................    (13)     (9)      4
                                                           ------  ------  ------
 Balance, end of period...................................    (58)    (39)    (33)
                                                           ------  ------  ------
ACCUMULATED TRANSLATION ADJUSTMENT
 Balance, beginning of period.............................      8       7       3
 Translation gain (loss), net of taxes....................     (1)      1       4
                                                           ------  ------  ------
 Balance, end of period...................................      7       8       7
                                                           ------  ------  ------
TREASURY STOCK
 Balance, beginning of period.............................   (121)   (310)    (13)
 Purchase of common stock.................................   (412)   (513)   (388)
 Acquisition of subsidiaries..............................     --     262      --
 Cancellation of shares held in treasury..................     --     380      --
 Conversion of preferred stock............................     62       1      --
 Issuance of stock........................................    145      59      91
                                                           ------  ------  ------
 Balance, end of period...................................   (326)   (121)   (310)
                                                           ------  ------  ------
   Total Stockholders' Equity, end of period.............. $9,007  $8,450  $7,809
                                                           ======  ======  ======

         The accompanying notes are an integral part of this statement.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

FOR THE YEAR                                          1996     1995     1994
(IN MILLIONS)                                        -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.........................................  $ 1,436  $ 1,150  $ 1,221
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization.....................      255      274      277
 Provision for credit losses.......................      735      510      279
 Equity securities gains...........................     (255)    (253)    (229)
 Net (increase) decrease in net derivative product
  balances.........................................     (231)     296      (62)
 Net gains from accelerated disposition portfolio
  activities.......................................       (6)     (37)     (46)
 Net (increase) decrease in trading assets.........    3,331   (2,766)    (427)
 Net (increase) decrease in loans held for sale....       11     (243)     197
 Net (increase) decrease in accrued income receiv-
  able.............................................      133     (131)    (143)
 Net increase (decrease) in accrued expenses pay-
  able.............................................       65     (153)     102
 Net (increase) decrease in other assets...........      (91)     174     (212)
 Interest income from Brazilian debt restructuring.       --       (2)     (17)
 Merger-related charges............................       --      242       --
 Other noncash adjustments.........................       11      (67)      70
                                                     -------  -------  -------
 Total adjustments.................................    3,958   (2,156)    (211)
Net cash provided by (used in) operating activi-
 ties..............................................    5,394   (1,006)   1,010
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold and
 securities under resale agreements ...............    7,501    2,003   (4,623)
Purchase of investment securities--available-for-
 sale..............................................   (4,626)  (4,340)  (6,392)
Purchase of debt investment securities--held-to-ma-
 turity............................................       --     (119)  (3,081)
Purchase of equity securities--fair value..........     (138)    (385)    (181)
Proceeds from maturities of debt securities--avail-
 able-for-sale.....................................    2,248    3,652    2,811
Proceeds from maturities of debt securities--held-
 to-maturity.......................................       --    1,042    2,052
Proceeds from sales of investment securities--
 available-for-sale................................    4,340    5,564    2,164
Proceeds from sales of equity securities--fair val-
 ue................................................      425    1,051      333
Credit card receivables securitized................    2,286    2,286    2,000
Net (increase) in loans............................   (5,291) (10,815)  (8,200)
Loan recoveries....................................      145      142      155
Net proceeds from sales of assets held for acceler-
 ated disposition..................................       26       59      112
Purchases of premises and equipment................     (286)    (382)    (370)
Proceeds from sales of premises and equipment......       79       74      107
Net cash and cash equivalents due to mergers, ac-
 quisitions and dispositions.......................     (245)     116       38
                                                     -------  -------  -------
Net cash provided by (used in) investing activi-
 ties..............................................    6,464      (52) (13,075)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits................   (4,936)   2,616    5,776
Net increase (decrease) in federal funds purchased
 and securities under repurchase agreements........   (7,852)  (1,208)   5,832
Net increase (decrease) in other short-term
 borrowings........................................   (2,230)   1,574    1,581
Proceeds from issuance of long-term debt...........    2,519    2,163    3,357
Redemption and repayment of long-term debt.........   (2,230)  (1,262)  (1,231)
Net increase (decrease) in other liabilities.......     (466)     103        2
Dividends paid.....................................     (488)    (447)    (397)
Proceeds from issuance of common and treasury
 stock.............................................       59       23       52
Purchase of treasury stock.........................     (412)    (513)    (397)
Payment for redemption of preferred stock..........       --     (121)    (150)
                                                     -------  -------  -------
Net cash provided by (used in) financing activi-
 ties..............................................  (16,036)   2,928   14,425
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS.......................................      (63)     119      109
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVA-
 LENTS.............................................   (4,241)   1,989    2,469
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.....   17,538   15,549   13,080
                                                     -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR...........  $13,297  $17,538  $15,549
                                                     =======  =======  =======
OTHER CASH FLOW DISCLOSURES:
 Interest paid.....................................   $4,055   $4,666   $3,165
 State and federal income taxes paid...............      663      808      575

--------
Loans transferred to other real estate were $25 million, $18 million and $29 million in 1996, 1995 and 1994, respectively.

         The accompanying notes are an integral part of this statement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  On December 1, 1995, FCC merged with and into NBD, with the combined company renamed First Chicago NBD Corporation. The merger was accounted for as a pooling of interests, and accordingly, the financial statements prior to the merger have been restated to reflect the consolidated results of the combined company.

  The consolidated financial statements for the Corporation, including its subsidiaries, have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain financial statement reclassifications have been made to prior years' information to conform with the current year's financial statement presentation.

 (a) Principles of Consolidation

  The Corporation's consolidated financial statements include the accounts of the Corporation (the "Parent Company") and all subsidiaries more than 50% owned. All significant intercompany accounts and transactions have been eliminated.

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

 (c) Investment Securities

  In 1995, the Corporation reclassified all held-to-maturity debt securities to available-for-sale and recorded a $156 million unrealized pretax gain in the fair value adjustment on investment securities available-for-sale in stockholders' equity. Previously, these debt investment securities were carried at amortized cost. The decision to reclassify was made in conjunction with the Financial Accounting Standards Board's ("FASB") issuance of an implementation guide.

  Debt and equity investment securities classified as available-for-sale are carried at fair value with unrealized gains and losses, net of applicable income taxes, reported in the fair value adjustment on investment securities available-for-sale in stockholders' equity. Realized gains and losses and other than temporary impairments related to these securities are determined using the specific identification method and are reported in noninterest income as investment securities gains (losses) or equity securities gains, as appropriate.

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

 (d) Loans

  Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of cost or fair value with unrealized losses as well as realized gains or losses included in other noninterest income.

  Loan origination and commitment fees generally are deferred and amortized as interest income over the life of the related loan. Other credit-related fees, such as syndication management fees, commercial letters of credit fees, and fees on unused, available lines of credit, are recorded as service charges and commissions in noninterest income when earned.

  Loans, including lease financing receivables, are considered nonperforming when placed on nonaccrual status, or when renegotiated at terms that represent an economic concession to the borrower. Nonperforming loans are generally identified as "impaired loans."

  A commercial loan is placed on nonaccrual status when the collection of contractual principal or interest is deemed doubtful by management or becomes 90 days or more past due, and the loan is not well-secured and in the process of collection. Accrued but uncollected interest is reversed and charged against interest income when the commercial loan is placed on nonaccrual status.

  Interest payments on a partially charged-off commercial loan are applied to the remaining principal balance until the balance is fully recovered. Once principal is recovered, cash payments received are recorded as recoveries to the extent of prior charge-offs, and then as interest income.

  A charge-off on a commercial loan is recorded in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined a loan or a portion of a loan is uncollectible.

  Consumer loans are generally not placed on nonaccrual status but are typically charged off after reaching certain delinquency periods that range from approximately 120 to 180 days past due. The timing and amount of the charge-off will depend on the type of consumer loan and any related collateral. Accrued but uncollected interest on a consumer loan typically is reversed against interest income when the loan is charged off.

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

 (e) Credit Card Securitization

  The Corporation actively packages and sells credit card receivables as securities to investors. At the time of securitization no gain or loss is recorded since the amount of proceeds received is equal to the par value of the receivables. Transaction costs are deferred and amortized ratably as a reduction of servicing fees over the terms of the related securitizations. The amount of credit card interest income and fee revenue in excess of interest paid to certificate holders, credit losses and other trust expenses is recognized on an accrual basis as servicing fees in credit card fee revenue. Refer to Section (o) of this note for further details.

 (f) Allowance for Credit Losses

  The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in on- and off-balance-sheet credit exposure. The allowance for credit losses attributable to off-balance-sheet credit exposure is not material. The amount of the allowance is based on formal review and analysis of potential credit losses, as well as prevailing economic conditions.

 (g) Premises and Equipment

  Premises and equipment are carried at amortized cost. Depreciation is charged to noninterest expense over the estimated useful lives of the assets on either a straight-line or an accelerated depreciation basis. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Maintenance, repairs and minor alterations are expensed as incurred. Gains and losses on disposition are reflected in other noninterest income.

 (h) Other Real Estate

  Other real estate includes primarily assets that have been received in satisfaction of debt. Other real estate is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs. Any valuation adjustments required at the date of transfer are charged to the allowance for credit losses. Operating results from other real estate are recorded in other noninterest expense.

 (i) Intangible Assets

  Intangible assets are included in other assets. Goodwill, representing the cost of investments in subsidiaries and affiliated companies in excess of the fair value of net assets acquired, is amortized on a straight-line basis over periods ranging from 10 to 25 years.

  Other intangible assets, such as customer lists, core deposits and credit card relationships, are amortized using various methods over the periods benefited.

 (j) Derivative Financial Instruments

  For a discussion of the Corporation's accounting policies for derivative financial instruments, see pages 35 and 36.

 (k) Foreign Currency Translation

  When the primary operating currency (functional currency) of a foreign installation is the U.S. dollar, its monetary assets and liabilities carried in local currency are remeasured into U.S. dollars at current exchange rates. Its premises and equipment are remeasured at historical exchange rates. Remeasurement effects and the results of related hedging transactions are included in other noninterest income.

  If the foreign installation's functional currency is its local currency, all assets and liabilities are translated at current exchange rates. Translation adjustments, related hedging results and applicable income taxes are included in accumulated translation adjustment within stockholders' equity.

 (l) Mortgage Servicing Rights

  The Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," on January 1, 1996. This Statement amended existing accounting rules by requiring originated mortgage servicing rights to be capitalized under certain circumstances. SFAS No. 122 also requires that the Corporation's portfolio be stratified by primary risk characteristics when assessing impairment. The Corporation stratifies its portfolio by both product type and interest rate bands. The statement did not have a material effect on the Corporation's financial results in 1996. Refer to Section (o) of this Note for more details.

 (m) Stock-Based Compensation

  In 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under the provisions of this Statement, the Corporation elected to retain its current method of measuring and recognizing costs (the intrinsic value method) related to employee stock compensation plans and to disclose the pro forma effect of applying the fair value method contained in SFAS No. 123. Accordingly, there continue to be no compensation costs charged against income for stock options awarded under the Corporation's Stock Performance Plan or stock purchase rights offered under its Employee Stock Purchase and Savings Plan. In addition, the unamortized cost of performance and restricted shares awarded continues to be included in deferred compensation, a separate component of stockholders' equity. Information on the Corporation's stock-based compensation plans is included in
Note 12, beginning on page 57.

 (n) Cash Flow Reporting

  The Corporation uses the indirect method, which reports cash flows from operating activities by adjusting net income to reconcile to net cash flows from operating activities. Cash and cash equivalents consist of cash and due from banks, whether interest-bearing or not. Net reporting of cash transactions has been used when the balance sheet items consist predominantly of maturities of three months or less, or where otherwise permitted. Other items are reported on a gross basis.

  In 1996, $45 million of the Corporation's Cumulative Convertible Preferred Stock was converted into common stock. See Note 11, beginning on page 56, for more details.

  In 1995, a noncash transfer of $7.2 billion attributable to reclassifying debt investment securities from held-to-maturity to available-for-sale was made. Refer to Section (c) of this note for more details.

 (o) Recently Issued Accounting Standards

  In 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which generally became effective on a prospective basis beginning January 1, 1997. In December, 1996, the FASB deferred the effective date of certain provisions, primarily relating to collateral, securities lending and dollar repurchase agreements until January 1, 1998. The new Statement establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. A sale is recognized when the Corporation relinquishes control over a financial asset and is compensated for such asset. The difference between net proceeds received and the carrying amount of the financial asset(s) being sold or securitized is recognized as a gain or loss on sale.

  SFAS No. 125 also supersedes SFAS No. 122 and, in general, applies the accounting for mortgage servicing rights under SFAS No. 122 to servicing rights of all financial assets.

  In general, the Corporation expects that transactions it recorded as sales under prior accounting standards will continue to receive sales treatment under the new Statement, and does not expect the new Statement to have a significant effect on its financial results.

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

                                                          1996    1995    1994
(IN MILLIONS)                                            ------  ------  ------
Primary
  Net income...........................................  $1,436  $1,150  $1,221
  Preferred stock dividends (1)........................     (31)    (37)    (52)
                                                         ------  ------  ------
  Net income attributable to common stockholders'
   equity..............................................  $1,405  $1,113  $1,169
                                                         ======  ======  ======
Fully diluted
  Net income...........................................  $1,436  $1,150  $1,221
Preferred stock dividends, excluding convertible Series
B, where applicable (1)................................     (20)    (26)    (40)
Interest on convertible notes, net of taxes............      --      --       2
                                                         ------  ------  ------
  Fully diluted net income.............................  $1,416  $1,124  $1,183
                                                         ======  ======  ======

                                                         1996    1995    1994
(IN THOUSANDS)                                          ------- ------- -------
Average shares outstanding............................. 316,765 320,049 319,929
Common stock equivalents...............................   3,478   2,808   2,737
                                                        ------- ------- -------
Average number of common and common-equivalent shares
(primary).............................................. 320,243 322,857 322,666
  Incremental shares related to convertible preferred
   stock, debentures and other.........................   7,814   7,240   8,145
                                                        ------- ------- -------
  Average number of shares, assuming full dilution..... 328,057 330,097 330,811
                                                        ======= ======= =======
                                                         1996    1995    1994
                                                        ------- ------- -------
Earnings Per Share
  Net income--primary..................................   $4.39   $3.45   $3.62
                                                        ======= ======= =======
  Net income--fully diluted............................   $4.32   $3.41   $3.58
                                                        ======= ======= =======

--------
(1) 1994 preferred dividends include a $4.5 million, or 3%, premium paid on the redemption of the Corporation's Cumulative Preferred Stock, Series D.

NOTE 3--MERGER-RELATED CHARGES

  In 1995, merger-related charges were $267 million and included direct merger and restructuring-related charges totaling $225 million, as well as the effect of conforming a number of accounting practices between FCC and NBD, which totaled $42 million. The effect of conforming these practices is not material to the Corporation's financial statements.

  The following table provides details on the merger-related reserve as of December 31, 1996, compared with that of a year ago and at consummation of the merger transaction.

                                           DECEMBER 31, DECEMBER 31, DECEMBER 1,
MERGER RESERVE                                 1996         1995        1995
(IN MILLIONS)                              ------------ ------------ -----------
Personnel.................................     $ 42         $ 92        $ 93
Facilities & Equipment....................       71           94          95
Other.....................................        5           14          37
                                               ----         ----        ----
                                               $118         $200        $225
                                               ====         ====        ====

  Personnel-related costs primarily reflect the costs of employee severance packages. Facilities costs consist of lease termination costs and facilities-related exit costs arising from the consolidation of duplicate headquarters and operational facilities. Equipment costs consist of computer equipment and software write-offs due to duplication or incompatibility.

  The remaining reserve has been fully allocated to identified merger-related activities and will be charged with costs as incurred based on existing contractual arrangements.

NOTE 4--ACQUISITIONS

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

NOTE 5--BUSINESS SEGMENTS

  The Corporation is engaged primarily in the banking business, and with the continuing globalization of financial markets, the distinction between international and domestic activities has become less important. The following table shows approximate consolidated financial data for the three years ended December 31, 1996, attributable to domestic and foreign operations. No foreign geographic region accounted for more than 10% of consolidated results.

                                                  INCOME BEFORE  NET    TOTAL
                          REVENUES(1) EXPENSES(2) INCOME TAXES  INCOME  ASSETS
(IN MILLIONS)             ----------- ----------- ------------- ------ --------
1996
  Domestic operations....   $ 9,020     $6,919       $2,101     $1,391 $ 90,070
  Foreign operations.....     1,097      1,036           61         45   14,549
                            -------     ------       ------     ------ --------
  Consolidated...........   $10,117     $7,955       $2,162     $1,436 $104,619
                            =======     ======       ======     ====== ========
1995
  Domestic operations....   $ 9,277     $7,590       $1,687     $1,099 $100,601
  Foreign operations.....     1,404      1,337           67         51   21,401
                            -------     ------       ------     ------ --------
  Consolidated...........   $10,681     $8,927       $1,754     $1,150 $122,002
                            =======     ======       ======     ====== ========
1994
  Domestic operations....   $ 7,745     $5,926       $1,819     $1,204 $ 97,372
  Foreign operations.....       784        750           34         17   15,391
                            -------     ------       ------     ------ --------
  Consolidated...........   $ 8,529     $6,676       $1,853     $1,221 $112,763
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

  For information regarding the Corporation's line of business activities, see the "Business Segments--Overview" section on page 14 as well as the tables on pages 15 to 18, which summarize financial results for the Corporation's major business segments and other activities.

NOTE 6--INVESTMENT SECURITIES

  The following is a summary of the Corporation's available-for-sale investment securities portfolio. Aside from those investments accounted for at fair value in accordance with specialized industry practice, the remaining investments in the portfolio are classified as available-for-sale.

                          AMORTIZED GROSS UNREALIZED GROSS UNREALIZED  FAIR VALUE
DECEMBER 31, 1996 (IN       COST         GAINS            LOSSES      (BOOK VALUE)
MILLIONS)                 --------- ---------------- ---------------- ------------
U.S. Treasury...........   $2,878         $ 18             $  6          $2,890
U.S. government agencies
  Mortgage-backed
   securities...........    1,603           23               18           1,608
  Collateralized
   mortgage obligations.       40           --                1              39
  Other.................       60            1               --              61
States and political
 subdivisions...........    1,150           59                1           1,208
Other debt securities...      256            3               --             259
Equity securities
 (1)(2).................    1,004          180               71           1,113
                           ------         ----             ----          ------
    Total...............   $6,991         $284             $ 97          $7,178
                           ======         ====             ====          ======
                          AMORTIZED GROSS UNREALIZED GROSS UNREALIZED  FAIR VALUE
DECEMBER 31, 1995 (IN       COST         GAINS            LOSSES      (BOOK VALUE)
MILLIONS)                 --------- ---------------- ---------------- ------------
U.S. Treasury...........   $1,416         $  8             $  1          $1,423
U.S. government agencies
  Mortgage-backed
   securities...........    4,855          119               20           4,954
  Collateralized
   mortgage obligations.        5           --               --               5
  Other.................      457            1               --             458
States and political
 subdivisions...........    1,383           81                2           1,462
Other debt securities...       92            2               --              94
Equity securities
 (1)(2).................      986          152               85           1,053
                           ------         ----             ----          ------
    Total...............   $9,194         $363             $108          $9,449
                           ======         ====             ====          ======

--------
(1) The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.
(2) Includes investments accounted for at fair value, in keeping with specialized industry practice.

  The following is a summary of the proceeds from the sale of available-for-sale investment securities and the related gross realized gains and losses.

                                                   GROSS REALIZED GROSS REALIZED
                                          PROCEEDS     GAINS          LOSSES
(IN MILLIONS)                             -------- -------------- --------------
1996.....................................  $4,340       $65            $34
1995.....................................   5,564        45             62
1994.....................................   2,164        14             15

  The maturity distribution of debt investment securities is shown below. The distribution of mortgage-backed securities and collateralized mortgage obligations is based on average expected maturities. Actual maturities may differ because issuers may have the right to call or prepay obligations.

                                                               AMORTIZED  FAIR
                                                                 COST    VALUE
DECEMBER 31, 1996 (IN MILLIONS)                                --------- ------
Due in one year or less.......................................  $1,303   $1,313
Due after one year through five years.........................   3,352    3,399
Due after five years through ten years........................   1,070    1,079
Due after ten years...........................................     262      274
                                                                ------   ------
                                                                $5,987   $6,065
                                                                ======   ======

NOTE 7--LOANS

  Following is a breakdown of loans included in the consolidated balance sheet as of December 31, 1996 and 1995.

                                                                  1996    1995
(IN MILLIONS)                                                    ------- -------
Commercial
  Domestic
    Commercial.................................................. $27,718 $25,551
    Real estate
      Construction..............................................   1,057   1,151
      Other.....................................................   5,103   6,103
    Lease financing.............................................   1,820   1,588
  Foreign.......................................................   3,656   3,726
                                                                 ------- -------
        Total commercial........................................  39,354  38,119
                                                                 ------- -------
Consumer
  Credit cards..................................................   9,601   9,649
  Secured by real estate........................................   9,406   8,933
  Automotive....................................................   4,423   4,477
  Other.........................................................   3,630   3,256
                                                                 ------- -------
        Total consumer..........................................  27,060  26,315
                                                                 ------- -------
        Total................................................... $66,414 $64,434
                                                                 ======= =======

  The amount of interest shortfall for related nonperforming loans at year-end 1996 was $16 million. The shortfall amount represents the difference between the $27 million of interest contractually due and the $11 million of interest actually recorded. For 1995, the interest shortfall related to nonperforming loans at year-end was $19 million. Contractual amounts due were $32 million and $13 million of interest was actually recorded.

  Credit card receivables are available for sale through the Corporation's credit card securitization program. In addition, other loans available for sale at December 31, 1996 and 1995, totaled $545 million and $556 million, respectively.

  The Corporation has loans outstanding to certain of its directors and executive officers and to partnerships or companies in which a director or executive officer has at least a 10% beneficial interest. At December 31, 1996 and 1995, $339 million and $271 million, respectively, of such loans to related parties were outstanding. An analysis of the activity during 1996 with respect to such loans includes additions of $331 million, and reductions of $263 million.

NOTE 8--ALLOWANCE FOR CREDIT LOSSES

  Changes in the allowance for credit losses for the three years ended December 31, 1996, were as follows.

                                                          1996    1995    1994
(IN MILLIONS)                                            ------  ------  ------
Balance, beginning of year.............................. $1,338  $1,158  $1,106
Additions (deductions)
  Charge-offs...........................................   (815)   (409)   (364)
  Recoveries............................................    145     145     172
                                                         ------  ------  ------
  Net charge-offs.......................................   (670)   (264)   (192)
  Provision for credit losses...........................    735     510     276
Other
  Acquisitions..........................................     --       9      16
  Transfers related to securitized receivables..........      4     (75)    (49)
  Other.................................................     --      --       1
                                                         ------  ------  ------
Balance, end of year.................................... $1,407  $1,338  $1,158
                                                         ======  ======  ======

  Effective January 1, 1995, the Corporation adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." SFAS No. 114 addresses the accounting for a loan when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. Certain loans, such as loans carried at the lower of cost or market or small-balance homogeneous loans (e.g., credit card installment credit), are exempt from SFAS No. 114's provisions.

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

  At December 31, 1996, the recorded investment in impaired loans was $262 million, which required a related allowance for credit losses of $39 million. Substantially all of the $262 million in impaired loans had a related allowance for credit losses. At December 31, 1995, the recorded investment in impaired loans was $363 million, which required a related allowance for credit losses of $36 million.

  The average recorded investment in impaired loans was approximately $341 million for 1996 and $302 million in 1995. The Corporation recognized interest income associated with impaired loans of $17 million during 1996 and $15 million during 1995.

NOTE 9--PLEDGED AND RESTRICTED ASSETS

  At December 31, 1996, $17.1 billion of assets were pledged to secure government deposits, trust deposits, borrowings, and for other purposes required by law.

  The Banks are required to maintain noninterest-bearing cash balances with the Federal Reserve based on the types and amounts of deposits held. During 1996 and 1995, the average balances maintained to meet this requirement were $1.357 billion and $1.374 billion, respectively.

NOTE 10--LONG-TERM DEBT

  Long-term debt consists of borrowings having an original maturity of over one year. Original issue discount and deferred issuance costs are amortized over the terms of the related notes. Long-term debt at December 31, 1996 and 1995, was as follows.

                                                                   1996   1995
(IN MILLIONS)                                                     ------ ------
PARENT COMPANY
SUBORDINATED DEBT
  9% notes due 1999.............................................. $  199 $  199
  9 7/8% notes due 2000..........................................     99     99
  9 1/5% notes due 2001..........................................      5      5
  9 1/4% notes due 2001..........................................    100    100
  10 1/4% notes due 2001.........................................    100    100
  11 1/4% notes due 2001.........................................     96     96
  8 7/8% notes due 2002..........................................    100    100
  8 1/10% notes due 2002.........................................    200    200
  8 1/4% notes due 2002..........................................    100    100
  7 5/8% notes due 2003..........................................    199    199
  6 7/8% notes due 2003..........................................    200    200
  Floating rate notes due 2003...................................    149    149
  7 1/4% debentures due 2004.....................................    200    200
  Floating rate notes due 2005...................................     96     96
  6 1/8% notes due 2006..........................................    149     --
  7% notes due 2006..............................................    149     --
  7 1/8% notes due 2007..........................................    199    199
  6 3/8% notes due 2009..........................................    198    198
  7 1/2% preferred purchase units due 2023.......................    150    150
  9 7/8% equity commitment notes due 1999........................    200    200
  Floating rate equity contract notes due 1996...................     --    125
SENIOR DEBT
  8 1/2% notes due 1998..........................................    100    100
  Other Parent Company debt......................................  1,475  1,624
                                                                  ------ ------
    Total Parent Company.........................................  4,463  4,439
                                                                  ------ ------
SUBSIDIARIES
  Bank notes, various rates and maturities.......................  2,465  2,944
  Subordinated 6 1/4% notes due 2003.............................    200    200
  Subordinated 8 1/4% notes due 2024.............................    250    250
  8 3/4% notes due 1997-1999.....................................     10     10
  Capitalized lease obligations, various rates and maturities....     13     15
  Other..........................................................    305    305
  Guaranteed preferred beneficial interest in the Corporation's
   junior subordinated debt......................................    748     --
                                                                  ------ ------
    Total subsidiaries...........................................  3,991  3,724
                                                                  ------ ------
    Total long-term debt......................................... $8,454 $8,163
                                                                  ====== ======

(A) PARENT COMPANY LONG-TERM DEBT

SUBORDINATED NOTES

  These notes are subordinated to other indebtedness of the Corporation. The fixed-rate notes have interest rates that range from 6 1/8% to 11 1/4% and maturities that range from 1999 to 2023. The floating rate notes due in

2003 have an interest rate priced at the greater of 4 1/4% or the three-month London interbank offered rate (LIBOR) plus 1/8%. The interest rate on this issue on December 31, 1996, was 5 21/32%. The floating rate notes due 2005 may be redeemed, in whole or in part, on any interest payment date at par. Interest payment on the notes is at a rate of 1/4% above the average offered rate quoted in the London interbank market for three-month Eurodollar deposits but in no event may the rate be less than 5 1/4%. On December 31, 1996, the interest rate was 5 3/4%.

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

  The equity commitment notes may not be redeemed prior to their stated maturity. The agreements under which these notes were issued require the Corporation, prior to maturity, to issue common stock, perpetual preferred stock or other forms of equity approved by the Federal Reserve Board in an amount equal to the original aggregate principal amount of the notes. As of December 31, 1996, all the equity securities required by the agreements had been issued.

SENIOR DEBT

  The 8 1/2% notes are unsecured obligations that are not subordinated to any other indebtedness of the Corporation and may not be redeemed prior to their stated maturity.

  Other Parent Company long-term debt of $1.475 billion includes various notes with a weighted average interest rate of 6.03% and remaining weighted average maturity of 22 months at December 31, 1996.

(B) SUBSIDIARIES' LONG-TERM DEBT

  The bank notes are unsecured and unsubordinated debt obligations of the Banks. At December 31, 1996, the weighted average rate of the bank notes was 6.06% and remaining weighted average maturity was 12 months.

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

  Other long-term debt at December 31, 1996, included $286 million related to the sale and lease back of certain bank properties. The effective interest rate related to this transaction is 8.7%, with expected maturity in 2018.

(C) GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S JUNIOR SUBORDINATED DEBT

  The $748 million of Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt ("Trust Preferred Capital Securities") represents the net proceeds from the issuance of preferred capital securities by First Chicago NBD Institutional Capital A ("the Series A Trust") and First Chicago NBD Institutional Capital B ("the Series B Trust"). The Series A Trust and the Series B Trust are statutory business trusts created in 1996 for the sole purpose of issuing capital securities and investing the proceeds thereof in junior subordinated debentures of the Corporation ("Junior Subordinated Debt"). The preferred capital securities represent preferred individual beneficial interests in the respective trusts and are subject to mandatory redemption upon repayment of the Junior Subordinated Debt. The common securities of each trust are owned by the Corporation. The Corporation's obligations under the Junior Subordinated Debt and other relevant agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of such Trust's obligations under the preferred securities issued by the Trust.

  The Series A Trust issued $500 million in aggregate liquidation amount of 7.95% preferred capital securities in December 1996. The sole asset of the Series A Trust is $515 million principal amount of 7.95% Junior Subordinated Debt that will mature on December 1, 2026, and is redeemable prior to maturity at the option of the Corporation on or after December 1, 2006.

  The Series B Trust issued $250 million in aggregate liquidation amount of 7.75% preferred capital securities in December 1996. The sole asset of the Series B Trust is $258 million principal amount of 7.75% Junior Subordinated Debt that will mature on December 1, 2026, and is redeemable prior to maturity at the option of the Corporation on or after December 1, 2006.

  The Trust Preferred Capital Securities are tax-advantaged issues and qualify as Tier 1 capital.

  In January 1997, First Chicago NBD Capital I ("the Series I Trust"), a statutory business trust, issued $250 million in aggregate liquidation amount of floating rate preferred capital securities. The sole asset of the Series I Trust is $258 million principal amount of floating rate Junior Subordinated Debt of the Corporation that bears interest at an annual rate equal to three-month LIBOR plus 0.55%, will mature on February 1, 2027, and is redeemable at the option of the Corporation on or after February 1, 2007. All common securities of the Series I Trust are owned by the Corporation. The Corporation's obligations under the Junior Subordinated Debt and the relevant indenture, trust agreement and guarantee, in aggregate, constitute a full and unconditional guarantee by the Corporation of the Series I Trust's obligations under the preferred capital securities issued by such Trust.

(D) MATURITY OF LONG-TERM DEBT

  Of the Corporation's $8.454 billion total long-term debt, $1.941 billion, $1.343 billion, $674 million, $361 million and $545 million is scheduled to mature in 1997, 1998, 1999, 2000 and 2001, respectively.

NOTE 11--PREFERRED STOCK

  The Corporation is authorized to issue 10,000,000 shares of preferred stock, without par value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications and restrictions for each series of preferred stock issued. All preferred shares rank prior to common shares both as to dividends and liquidation, but have no general voting rights. The dividend rate on each of the cumulative adjustable rate series is based on stated value and adjusted quarterly, based on a formula that considers the interest rates for selected short- and long-term U.S. Treasury securities prevailing at the time the rate is set. The minimum, maximum and current dividend rates as of December 31, 1996, are presented in the following table.

                                      STATED    ANNUAL DIVIDEND RATE    EARLIEST
                           SHARES    VALUE PER ----------------------- REDEMPTION   REDEMPTION
 PREFERRED STOCK SERIES  OUTSTANDING   SHARE   MAXIMUM MINIMUM CURRENT    DATE       PRICE (1)
 ----------------------  ----------- --------- ------- ------- ------- ----------   ----------
Cumulative Adjustable
 Rate
  Series B..............  1,191,000  $  100.00  12.00%  6.00%   6.00%           (2) $  100.00
  Series C..............    713,800     100.00  12.50   6.50    6.50            (2)    100.00
Cumulative Fixed Rate
  Series E (3)..........    160,000     625.00   8.45   8.45    8.45    11/16/97(4)    625.00
Cumulative Convertible
 Fixed Rate
  Series B (5)..........     30,786   5,000.00   5.75   5.75    5.75      4/1/97(6)  5,172.50

--------
(1) Plus accrued and unpaid dividends.
(2) Currently redeemable.
(3) Represented by 4,000,000 depositary shares, with a corresponding annual dividend of $2.1125 each and a $25 stated value.

(4) The preferred shares are redeemable on or after November 16, 1997, at $625 per share (equivalent to $25 per depositary share).
(5) Represented by 3,078,688 depositary shares, with a corresponding annual dividend of $2.875 each and a $50 stated value.
(6) The preferred shares may be converted into shares of the Corporation's common stock at the option of the stockholders at any time at the conversion price of $29.6271 per common share, subject to adjustment under certain conditions. Shares are redeemable beginning April 1, 1997, at the option of the Corporation, at a price of $5,172.50 ($51.725 per depositary share), with the redemption price decreasing annually until the shares are redeemable on or after April 1, 2003, at their stated value of $5,000 per share ($50 per depositary share). In 1996, 8,988 preferred shares were converted into 1,516,628 shares of the Corporation's common stock. A total of 9,214 preferred stock shares have been converted into 1,554,786 shares of the Corporation's common stock through the end of 1996.

  All shares of Cumulative Preferred Stock, Series A, were called for redemption in August 1995. The redemption price was $50 per share plus accrued and unpaid dividends.

  On February 14, 1997, the Corporation authorized the redemption on April 1, 1997, of all shares outstanding of its 5 3/4% Cumulative Convertible Preferred Stock, Series B ($5,000 stated value), and the related redemption of all outstanding depositary shares representing a one-hundredth interest in a share of the Series B Convertible Preferred, at a redemption price of $51.725 per depositary share, plus an accrued and unpaid dividend of $0.71875 per depositary share.

NOTE 12--EMPLOYEE BENEFITS

  The Corporation has established common plans covering pension, postretirement benefits, postemployment benefits, employee savings and stock compensation, all of which were effective January 1, 1997. Such plans replaced the former FCC and NBD benefit plans.

  The benefit plans and related costs described below relate primarily to former FCC and NBD benefit plans.

(A) PENSION PLANS

  The Corporation sponsors pension plans covering substantially all salaried employees. The pension plans are noncontributory, defined benefit plans that provide benefits based on years of service and compensation level. The funding policy varies for each plan. Depending on the plan, consideration is given to net periodic pension cost for the year, the minimum funding required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the maximum tax deductible amount based on IRS limits.

  Plan assets primarily include equity securities and debt securities issued by the U.S. government and its agencies or by corporations. Plan assets include common stock of the Corporation having a fair value of $20 million in 1996 and $15 million in 1995.

  Net periodic pension cost includes the following components for the years ended December 31.

                                                             1996   1995   1994
(IN MILLIONS)                                                -----  -----  ----
Service cost--benefits earned during period................. $  61  $  45  $ 53
Interest cost on projected benefit obligation...............   110    100    93
Actual loss (return) on assets..............................  (353)  (351)   13
Net amortization and deferral...............................   197    206  (154)
                                                             -----  -----  ----
Net periodic pension cost................................... $  15  $  --  $  5
                                                             =====  =====  ====

  The following table reconciles the aggregated funded status of the plans and amounts recognized in the consolidated balance sheet at December 31.

                                                               1996     1995
(IN MILLIONS)                                                 -------  -------
Actuarial present value of the projected benefit obligation, based on employment service to date and current salary
 levels:
  Vested employees..........................................  $(1,164) $(1,105)
  Nonvested employees.......................................     (376)     (88)
                                                              -------  -------
  Accumulated benefit obligation............................   (1,540)  (1,193)
Additional amounts related to projected salary increases....      (19)    (259)
                                                              -------  -------
Projected benefit obligation................................   (1,559)  (1,452)
Plan assets (at fair value).................................    1,965    1,803
                                                              -------  -------
Plan assets in excess of projected benefit obligation.......      406      351
Unrecognized net gain due to experience different from
 assumptions................................................      (91)      (6)
Unrecognized transition asset...............................      (45)     (55)
Unrecognized prior service cost.............................      114       97
                                                              -------  -------
Prepaid pension cost included in the consolidated balance
sheet.......................................................  $   384  $   387
                                                              =======  =======

  The December 31, 1996, amounts include the effect of plan amendments effective on January 1, 1997.

  The assumptions used in determining the projected benefit obligation and net periodic pension (credit) cost of such plans at December 31 are as follows.

                                                       1996    1995      1994
                                                       ----- --------- ---------
Discount rate......................................... 7.75%     7.25% 8.0%-9.0%
Salary increase assumption............................ 5.25%     5.25% 5.0%-5.5%
Expected long-term rate of return on plan assets......  9.5% 9.0%-9.5%      9.5%

(B) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Corporation sponsors postretirement life insurance plans and provides health care benefits for certain retirees and grandfathered employees when they retire. The postretirement life insurance benefit is noncontributory. Retirees and employees eligible for postretirement health care benefits participate on a contributory basis.

  Net periodic postretirement benefit cost included the following components for the years ended December 31.

                                                                  1996 1995 1994
(IN MILLIONS)                                                     ---- ---- ----
Service cost..................................................... $ 2  $ 1  $ 1
Interest cost....................................................   5    4    3
Net amortization.................................................  --   14   --
                                                                  ---  ---  ---
Net periodic postretirement benefit cost......................... $ 7  $19  $ 4
                                                                  ===  ===  ===

  The Corporation funds postretirement benefit cost as claims are incurred. The following table reconciles the plan's funded status and amounts recognized in the consolidated balance sheet at December 31.

                                                                    1996  1995
(IN MILLIONS)                                                       ----  ----
Accumulated postretirement benefit obligation:
  Retirees......................................................... $(52) $(55)
  Fully eligible active plan participants..........................  (10)  (11)
  Other active plan participants...................................  (14)  (11)
                                                                    ----  ----
Total accumulated postretirement benefit obligation................  (76)  (77)
Plan assets (at market value)......................................   --    --
                                                                    ----  ----
Accumulated postretirement benefit obligation in excess of plan assets............................................................  (76)  (77)
Unrecognized net (gain)............................................  (13)   (9)
Unrecognized prior service cost....................................    4     4
                                                                    ----  ----
Accrued postretirement benefit liability recognized in the
 consolidated balance sheet........................................ $(85) $(82)
                                                                    ====  ====

  The December 31, 1996, amounts include the effect of plan amendments effective on January 1, 1997.

  The assumption used to measure postretirement benefit costs is an 8% annual rate of increase in the per capita cost of covered health care benefits for 1997, trending downward to 5.5% by the year 2000, and remaining at that level thereafter. This assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1996, by $4 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by approximately $0.4 million.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.75% at December 31, 1996, and 7.25% at December 31, 1995.

  The Corporation adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. The cumulative effect of adoption was a charge of $12 million ($8 million net of income taxes). The effect of postemployment benefit costs on income before income taxes was not significant in 1996 or 1995.

(C) EMPLOYEE SAVINGS PLANS

  The Corporation maintains various savings plans for U.S.-based employees meeting certain eligibility requirements.

  Under the FCC 401(k) plan, participants contributed from 1% to 6% of their salary on a pretax basis, and an additional 1% to 10% of salary on an after-tax basis. The Corporation's contribution to the plan was 100% of the first $750 of pretax contributions made by participants and 50% of any pretax contributions in excess of $750. The plan also allowed a supplemental profit-based contribution.

  The NBD 401(k) plan required employer contributions equal to participants' contributions up to 2% of their salary, plus an amount equal to one-half of participants' contributions between 2% and 6% of their salary subject to certain limitations imposed by the IRS.

  Total expense for these plans was $43 million in 1996, $37 million in 1995, and $36 million in 1994.

(D) STOCK-BASED COMPENSATION

  The Corporation utilizes various stock-based awards as part of its overall compensation program through its Stock Performance Plan. In addition, the Corporation provides employees the opportunity to purchase its shares through its Employee Stock Purchase and Savings Plan. The compensation cost that has been charged against income for the Corporation's Stock Performance and Employee Stock Purchase and Savings Plans was $26.3 million for 1996, $21.1 million for 1995, and $20.5 million for 1994. See Note 1(m) on page 47 for the Corporation's accounting policies relating to stock-based compensation.

STOCK PERFORMANCE PLAN

  Under the Stock Performance Plan, the Corporation may grant to employees various stock-based awards, including performance shares, restricted shares and stock options. The Corporation is authorized to award up to 2% of its shares annually, based on the number of outstanding shares at the prior year end.

PERFORMANCE SHARES

  The Corporation provides performance-based stock awards for its senior managers. The level of performance shares eventually distributed depends on the achievement of specific performance criteria that are set at the grant date. The ultimate expense attributable to these awards is based on the market value of the shares distributed at the end of the defined performance period. The expense associated with such awards is recognized over the defined performance period.

RESTRICTED SHARES

  Restricted shares granted to key officers require them to continue employment for up to four years from the grant date before restrictions on the shares are removed. The market value of the restricted shares as of the date of grant is amortized to compensation expense ratably over the period the shares remain restricted.

STOCK OPTIONS

  The Corporation also awards stock options to both senior managers and key officers. The exercise price of such options is equivalent to the market value of the Corporation's common stock at the award date. Options granted generally vest one-third each year over a three-year period with a maximum term of ten years. Stock options include the right to receive additional options not exceeding the number of options exercised under the original grant if certain criteria are met. The exercise price of an additional option is equal to the fair market value of the common stock on the date the additional option is granted. The vesting period for such additional options is six months. The Corporation does not recognize any compensation expense with respect to stock option awards.

  The following tables summarize stock option activity for 1996 and provide details of stock options outstanding at December 31, 1996.

                                                                          WTD.
                                                                          AVG.
                                                                        EXERCISE
                                                                SHARES   PRICE
(SHARES IN THOUSANDS)                                           ------  --------
Outstanding at January 1, 1996................................. 12,406   $25.23
Granted........................................................  4,585    41.38
Exercised...................................................... (4,598)   24.19
Forfeited......................................................   (169)   32.22
                                                                ------   ------
Outstanding at December 31, 1996............................... 12,224   $31.59
                                                                ======

                              OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
(SHARES IN THOUSANDS)  --------------------------------- ---------------------
                         NUMBER               WTD. AVG.
                       OUTSTANDING WTD. AVG.  REMAINING              WTD. AVG.
      RANGE OF          DEC. 31,   EXERCISE  CONTRACTUAL   NUMBER    EXERCISE
   EXERCISE PRICES        1996       PRICE      LIFE     EXERCISABLE   PRICE
   ---------------     ----------- --------- ----------- ----------- ---------
$ 6.26-$15.00               357     $13.01    2.7 yrs.        357     $13.01
 15.01- 30.00             5,345      24.02    5.6           3,449      23.43
 30.01- 45.00             5,935      37.72    7.2           2,787      36.35
 45.01- 58.44               587      49.80    5.6               2      45.19
-------------            ------     ------    --------      -----     ------
$ 6.26-$58.44            12,224     $31.59    6.3 yrs.      6,595     $28.33
                         ======                             =====

EMPLOYEE STOCK PURCHASE AND SAVINGS PLAN

  The Corporation also offers an Employee Stock Purchase and Savings Plan that allows eligible employees to authorize payroll deductions of up to 10% of their annual base earnings for deposit in an interest-bearing savings account for up to two years. Employees then have the option to either withdraw their savings balance in cash or purchase shares of the Corporation's common stock at a price fixed under the plan. The purchase price of the stock for a particular employee is fixed at 95% of the stock's market price on the day that employee becomes eligible to participate in the plan. Under the plan, the Corporation issued 1,370,779 shares in 1996 at prices ranging from $24.53 to $36.34. The Corporation does not recognize any compensation expense with respect to this plan.

PRO FORMA COSTS OF STOCK-BASED COMPENSATION

  If the Corporation had determined compensation cost for awards under its stock plans based on their fair value at their grant dates consistent with the method contained in SFAS No. 123, the Corporation's net income would have been $1,423.0 million and $1,143.6 million for the years ended December 31, 1996 and 1995, respectively. Primary and fully diluted earnings per share related to these pro forma net income amounts are $4.35 and $4.28, respectively, for 1996, and $3.43 and $3.39, respectively, for 1995. These pro forma net income amounts are not indicative of future pro forma amounts because they do not include expenses related to stock-based compensation awards granted prior to January 1, 1995, which would have been amortized to expense over the vesting period of the award.

  The following table summarizes stock-based compensation grants and their related weighted average grant-date fair values for the year ended December 31, 1996:

                                                          NUMBER
                                                            OF   WTD. AVG. GRANT
                                                          SHARES DATE FAIR VALUE
(SHARES IN THOUSANDS)                                     ------ ---------------
Performance Shares (1)................................... 0-462      $40.58
Restricted Shares........................................   601       41.30
Stock Options............................................ 4,585        6.74
Employee Stock Purchase and Savings Plan (2)............. 2,127        5.78

--------
(1) Range of potential shares issuable based on performance level achieved.

(2) Estimated number of shares employees will purchase under the plan.

  The grant date fair values of stock options granted under the Stock Performance Plan and employees' purchase rights under the Employee Stock Purchase and Savings Plan were estimated using the Black-Scholes option-pricing model. This model was developed to estimate the fair value of traded options, which have different characteristics than employee stock options, and changes to the subjective input assumptions can result in materially different fair market value estimates. Therefore, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of employee stock options and purchase rights.

  The following assumptions were used to estimate the grant-date fair value of employees' purchase rights under the Employee Stock Purchase and Savings Plan for 1996: dividend yield of 3.70%; expected volatility of 18.82%; risk-free interest rate of 6.10%; and an expected life of 2.2 years.

  The following weighted average assumptions were used to estimate the grant-date fair value of stock option awards under the Stock Performance Plan: dividend yields of 3.46% and 4.24% in 1996 and 1995, respectively; expected volatility of 18.74% and 17.28% in 1996 and 1995, respectively; risk-free interest rates of 5.91% and 6.78% in 1996 and 1995, respectively; and expected lives of 4.2 years and 3.9 years in 1996 and 1995, respectively.

NOTE 13--INCOME TAXES

  The components of total applicable income tax expense (benefit) in the consolidated income statement for the years ended December 31, 1996, 1995 and 1994, are as follows.

                                                                 1996 1995  1994
(IN MILLIONS)                                                    ---- ----  ----
Income tax expense (benefit)
  Current
    Federal..................................................... $561 $737  $397
    Foreign.....................................................   17   27    14
    State.......................................................   64   84    64
                                                                 ---- ----  ----
      Total.....................................................  642  848   475
  Deferred
    Federal.....................................................   77 (216)  149
    State.......................................................    7  (28)    8
                                                                 ---- ----  ----
      Total.....................................................   84 (244)  157
                                                                 ---- ----  ----
Applicable income taxes......................................... $726 $604  $632
                                                                 ==== ====  ====

  The tax effects of fair value adjustments on securities available-for-sale, foreign currency translation adjustments, and certain tax benefits related to stock options are recorded directly to stockholders' equity. The net tax expense (benefits) recorded directly in stockholders' equity amounted to $(56) million, $133 million and $(86) million in 1996, 1995 and 1994, respectively.

  A summary reconciliation of the differences between applicable income taxes and the amounts computed at the applicable regular federal tax rate of 35% is as follows.

                                                               1996  1995  1994
(IN MILLIONS)                                                  ----  ----  ----
Taxes at statutory federal income tax rate.................... $757  $614  $649
Increase (decrease) in taxes resulting from:
  Tax-exempt income (net).....................................  (40)  (54)  (50)
  State income taxes, net of federal income taxes.............   47    37    47
  Other.......................................................  (38)    7   (14)
                                                               ----  ----  ----
Applicable income taxes....................................... $726  $604  $632
                                                               ====  ====  ====

  A net deferred tax liability is included in other liabilities in the consolidated balance sheet as a result of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax liability as of December 31, 1996 and 1995, are as follows.

                                                                   1996   1995
(IN MILLIONS)                                                     ------ ------
Deferred tax liabilities
  Deferred income on lease financing............................. $  867 $  828
  Appreciation on equity security investments....................    123    111
  Prepaid pension costs..........................................    142    144
  Other..........................................................    215    244
                                                                  ------ ------
  Gross deferred tax liabilities.................................  1,347  1,327
                                                                  ------ ------
Deferred tax assets
  Allowance for credit losses....................................    513    491
  Securitization of credit card receivables......................     81    102
  Depreciation...................................................     70     66
  Other..........................................................    300    341
                                                                  ------ ------
  Gross deferred tax assets......................................    964  1,000
  Valuation allowance............................................     --     --
                                                                  ------ ------
  Gross deferred tax assets, net of valuation allowance..........    964  1,000
                                                                  ------ ------
Net deferred tax liability....................................... $  383 $  327
                                                                  ====== ======

NOTE 14--LEASE COMMITMENTS

  The Corporation has entered into a number of operating and capitalized lease agreements for premises and equipment. The minimum annual rental commitments under these leases are shown below.

      (IN MILLIONS)
      1997................................................................. $ 84
      1998.................................................................   78
      1999.................................................................   73
      2000.................................................................   61
      2001.................................................................   48
      2002 and thereafter..................................................  209
                                                                            ----
                                                                            $553
                                                                            ====

  Occupancy expense has been reduced by rental income from premises leased to others in the amount of $32 million in 1996, $44 million in 1995 and $38 million in 1994.

NOTE 15--FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

  In the normal course of business, the Corporation is a party to financial instruments containing credit and/or market risks that are not required to be reflected in a balance sheet. These financial instruments include credit-related instruments as well as certain derivative instruments.

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

(D) CREDIT-RELATED FINANCIAL INSTRUMENTS

  The table below summarizes credit-related financial instruments, including both commitments to extend credit and letters of credit.

COMMITMENTS AND LETTERS OF CREDIT

                                                                    1996  1995
DECEMBER 31 (IN BILLIONS)                                           ----- -----
Unused loan commitments*........................................... $59.1 $54.0
Unused credit card lines...........................................  75.8  76.7
Unused home-equity lines...........................................   1.7   1.8
Commercial letters of credit.......................................   0.8   0.9
Standby letters of credit and foreign office guarantees............   7.5   6.9

--------
*Includes unused commercial real estate exposure of $1.7 billion and $1.2 billion at December 31, 1996 and 1995, respectively.

  Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of unused commitments in the preceding table does not necessarily represent future cash requirements.

  Loan commitments are agreements to make or acquire a loan or lease as long as the agreed-upon terms (e.g., expiry, covenants or notice) are met. The Corporation's commitments to purchase or extend loans help its customers meet their liquidity needs. Credit card lines allow customers to use a credit card to buy goods or services and to obtain cash advances. However, the Corporation has the right to change or terminate any terms or conditions of the credit card account. Extensions of credit under home-equity lines are secured by residential real estate.

  Commercial letters of credit are issued or confirmed to ensure payment of customers' payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

  Standby letters of credit and foreign office guarantees are issued in connection with agreements made by customers to counterparties. If the customer fails to comply with the agreement, the counterparty may enforce the standby letter of credit or foreign office guarantee as a remedy. Credit risk arises from the possibility that the customer may not be able to repay the Corporation for standby letters of credit or foreign office guarantees. At December 31, 1996 and 1995, standby letters of credit and foreign office guarantees had been issued for the following purposes.

STANDBY LETTERS OF CREDIT AND FOREIGN OFFICE GUARANTEES

                                                                    1996   1995
DECEMBER 31 (IN MILLIONS)                                          ------ ------
Financial
  Tax-exempt obligations.......................................... $2,921 $2,407
  Insurance-related...............................................    804    849
  Other financial.................................................  2,785  3,031
Performance.......................................................    996    616
                                                                   ------ ------
    Total*........................................................ $7,506 $6,903
                                                                   ====== ======

--------
*Includes $818 million and $833 million participated to other institutions at December 31, 1996, and December 31, 1995, respectively.

  At December 31, 1996, $5.531 billion of standby letters of credit was due to expire within three years and $1.975 billion was to expire after three years.

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

  . Foreign exchange contracts represent swap, spot, forward, futures and option contracts to exchange currencies.

  . Commodity price contracts represent swap, futures, cap, floor and option contracts that derive their value from underlying commodity prices.

  . Equity price contracts represent swap, forward, futures, cap, floor and option contracts that derive their value from underlying equity prices.

  The Corporation's objectives and strategies for using derivative financial instruments for structural interest rate risk management and foreign exchange risk management are discussed on pages 27 to 30.

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

  The tables on page 35 report the Corporation's gross notional principal or contractual amounts of derivative financial instruments as of December 31, 1996, and December 31, 1995. These instruments include swaps, forwards, futures, options, caps, floors, forward rate agreements, and other conditional and exchange contracts. The amounts do not represent the market or credit risk associated with these contracts, as previously defined, but rather give an indication of the volume of the transactions.

NOTE 16--CONCENTRATIONS OF CREDIT RISK

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

  Information on the Corporation's consumer and commercial real estate loans is presented in Note 7, on page 52, and information on unused consumer and commercial real estate commitments is presented in Note 15, beginning on page 63.

  U.S. government risk arises primarily from the holding of government securities and short-term credits collateralized by such securities.

  Information on foreign outstandings is presented in the "Foreign Outstandings" table on page 77. In addition to these foreign outstandings, the Corporation's credit risk from derivative financial instruments and other off-balance-sheet commitments to banks in Japan was approximately $2.0 billion and $2.9 billion at December 31, 1996, and December 31, 1995, respectively.

NOTE 17--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  The following table summarizes the carrying values and estimated fair values of financial instruments as of December 31, 1996 and 1995.

                                               1996                 1995
                                        -------------------- --------------------
                                        CARRYING  ESTIMATED  CARRYING  ESTIMATED
                                         VALUE    FAIR VALUE  VALUE    FAIR VALUE
(IN MILLIONS)                           --------  ---------- --------  ----------
Financial assets
  Cash and other short-term financial
   instruments (a)..................... $17,494    $17,494   $29,236    $29,236
  Trading assets (a)...................   4,812      4,812     8,150      8,150
  Investment securities (a)............   7,178      7,178     9,449      9,449
  Loans (b)............................  66,414     65,023    64,434     64,208
  Allowance for credit losses..........  (1,407)        --    (1,338)        --
                                        -------    -------   -------    -------
  Loans, net...........................  65,007     65,023    63,096     64,208
  Derivative product assets
    Trading purposes (1)(a)............   4,895      4,895     6,644      6,644
    Other than trading purposes (e)....      79        162        69        217
                                        -------    -------   -------    -------
      Total derivative product assets..   4,974      5,057     6,713      6,861
  Other financial instruments (a)......   1,655      1,655     1,666      1,666
Financial liabilities
  Deposits (a)(c)...................... $63,669    $63,747   $69,106    $69,168
  Securities sold but not yet purchased
   (a).................................   1,236      1,236     1,765      1,765
  Other short-term financial
   instruments (a).....................  14,772     14,772    24,477     24,477
  Long-term debt (a)(d)................   8,454      8,570     8,163      8,504
  Derivative product liabilities
    Trading purposes (1)(a)............   4,716      4,716     6,681      6,681
    Other than trading purposes (e)....      37         66        42         55
                                        -------    -------   -------    -------
      Total derivative product
       liabilities.....................   4,753      4,782     6,723      6,736

--------
(1) The estimated average fair values of derivative financial instruments used in trading activities during 1996 were $5.4 billion classified as assets and $5.4 billion classified as liabilities.

  Estimated fair values are determined as follows:

(A) FINANCIAL INSTRUMENTS WHERE CARRYING VALUE APPROXIMATES FAIR VALUE

  A financial instrument's carrying value approximates its fair value when the financial instrument has an immediate or short-term maturity (generally one year or less), or is carried at fair value. Additionally, the carrying value of financial instruments that reprice frequently, such as floating rate debt, represents fair value.

  The estimated fair values of debt investment securities, trading securities and securities sold but not yet purchased were generally based on quoted market prices or dealer quotes. See Note 1, beginning on page 45, and Note 6, beginning on page 50, for information on methods for estimating the fair value of equity investment securities. The estimated fair value of commercial real estate loans held for accelerated disposition was based on their estimated liquidation value. The estimated fair value of derivative product assets and liabilities was based on quoted market prices or pricing and valuation models on a present-value basis using current market information.

  The majority of commitments to extend credit and letters of credit would result in loans with a market rate of interest if funded. The fair value of these commitments are the fees that would be charged customers to enter into similar agreements with comparable pricing and maturity. The recorded book value of deferred fee income approximates the fair value.

(B) LOANS

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

(C) DEPOSITS

  The fair value of demand and savings deposits with no defined maturity is the amount payable on demand at the report date. The fair value of fixed-rate time deposits is estimated by discounting the future cash flows to be paid, using the current rates at which similar deposits with similar remaining maturities would be issued.

(D) LONG-TERM DEBT

  Quoted market prices or the discounted cash flow method was used to estimate the fair value of the Corporation's fixed-rate long-term debt. Discounting was based on the contractual cash flows and the current rates at which debt with similar terms could be issued.

(E) DERIVATIVE PRODUCT ASSETS AND LIABILITIES--OTHER THAN TRADING PURPOSES

  The estimated fair values of derivative product assets and liabilities used for risk management purposes were based on quoted market prices or pricing and valuation models on a present-value basis using current market information.

NOTE 18--CONTINGENCIES

  The Corporation and certain of its subsidiaries are defendants in various lawsuits, including certain class actions, arising out of the normal course of business, and the Corporation has received certain tax deficiency assessments. Since the Corporation and certain of its subsidiaries, which are regulated by one or more federal and state regulatory authorities, are the subject of numerous examinations and reviews by such authorities, the Corporation is and will, from time to time, normally be engaged in various disagreements with regulators, related primarily to banking matters. In the opinion of management and the Corporation's general counsel, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

NOTE 19--FIRST CHICAGO NBD CORPORATION (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

                                                                  1996    1995
DECEMBER 31 (IN MILLIONS)                                        ------- -------
ASSETS
Cash and due from banks--bank subsidiaries...................... $     3 $    24
Interest-bearing due from banks
  Bank subsidiaries.............................................   1,138     313
  Other.........................................................     249     500
Resale agreement with bank subsidiary...........................      --       3
Trading assets..................................................      67      74
Investment securities--available-for-sale.......................      46      43
Loans and receivables--subsidiaries
  Bank subsidiaries.............................................   2,044   1,789
  Nonbank subsidiaries..........................................     989   1,072
Investment in subsidiaries
  Bank subsidiaries.............................................   9,054   8,701
  Nonbank subsidiaries..........................................   1,229   1,051
Other assets....................................................      76     127
                                                                 ------- -------
    Total assets................................................ $14,895 $13,697
                                                                 ======= =======
LIABILITIES
Short-term borrowings
  Nonbank subsidiaries.......................................... $    76 $   139
  Other.........................................................     224     288
Long-term debt
  Nonbank subsidiaries..........................................     771      --
  Other.........................................................   4,463   4,439
Other liabilities...............................................     354     381
                                                                 ------- -------
    Total liabilities...........................................   5,888   5,247
STOCKHOLDERS' EQUITY............................................   9,007   8,450
                                                                 ------- -------
    Total liabilities and stockholders' equity.................. $14,895 $13,697
                                                                 ======= =======

FIRST CHICAGO NBD CORPORATION (PARENT COMPANY ONLY) CONDENSED INCOME STATEMENT

                                                           1996    1995    1994
FOR THE YEAR (IN MILLIONS)                                ------  ------  ------
OPERATING INCOME
Dividends
  Bank subsidiaries...................................... $  957  $  686  $  575
  Nonbank subsidiaries...................................     94     114     111
Interest income
  Bank subsidiaries......................................    159     163     139
  Nonbank subsidiaries...................................     53      67      62
  Other..................................................     37      48      29
Other income
  Bank subsidiaries......................................     --       8       9
  Nonbank subsidiaries...................................     --       1       1
  Other..................................................      5      --      26
                                                          ------  ------  ------
    Total................................................  1,305   1,087     952
OPERATING EXPENSE
Interest expense
  Nonbank subsidiaries...................................     11       4       1
  Other..................................................    345     367     298
Merger-related charges...................................     --      69      --
Other expense............................................     39      39      31
                                                          ------  ------  ------
    Total................................................    395     479     330
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
  NET INCOME OF SUBSIDIARIES.............................    910     608     622
Applicable income taxes (benefit)........................    (62)    (59)    (26)
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF
 SUBSIDIARIES............................................    972     667     648
Equity in undistributed net income of subsidiaries
  Bank subsidiaries......................................    322     418     552
  Nonbank subsidiaries...................................    142      65      21
                                                          ------  ------  ------
NET INCOME............................................... $1,436  $1,150  $1,221
                                                          ======  ======  ======

  The Parent Company Only Statement of Stockholders' Equity is the same as the Consolidated Statement of Stockholders' Equity (see page 43).

FIRST CHICAGO NBD CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

                                                       1996     1995     1994
FOR THE YEAR (IN MILLIONS)                            -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................... $ 1,436  $ 1,150  $ 1,221
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity in net income of subsidiaries...............  (1,515)  (1,282)  (1,259)
  Dividends received from subsidiaries...............   1,036      800      677
  Depreciation and amortization......................       7        8        9
  Merger-related charges.............................      --       45       --
  Net (increase) in trading assets...................      --      (74)      --
  Net (increase) decrease in accrued income
   receivable........................................       4       (2)      (2)
  Net increase (decrease) in accrued expenses
   payable...........................................       2       (7)      (5)
  Other noncash adjustments..........................     (15)     (88)      46
                                                      -------  -------  -------
  Total adjustments..................................    (481)    (600)    (534)
                                                      -------  -------  -------
Net cash provided by operating activities............     955      550      687
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans to subsidiaries.....    (176)      35       66
Net decrease in resale agreements with bank
 subsidiary..........................................       3       39      179
Net (increase) decrease in capital investments in
 subsidiaries........................................     (46)     101     (141)
Purchase of investment securities--available-for-
 sale................................................    (143)     (71)    (225)
Proceeds from maturities of investment securities--
 available-for-sale..................................     143       78       52
Proceeds from sales of investment securities--
 available-for-sale..................................       7       48      107
Purchases of premises and equipment..................      --       (1)      --
Sales of premises and equipment......................      --       51       --
Other, net...........................................       9       --       --
                                                      -------  -------  -------
Net cash provided by (used in) investing activities..    (203)     280       38
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings.....    (131)     155      (80)
Proceeds from issuance of long-term debt.............   1,297      772      935
Redemption and repayment of long-term debt...........    (492)    (335)    (640)
Net (decrease) in other liabilities..................     (32)     (86)     (29)
Dividends paid.......................................    (488)    (447)    (397)
Proceeds from issuance of common and treasury stock..      59       23       52
Purchase of treasury stock...........................    (412)    (513)    (397)
Payment for redemption of preferred stock............      --     (121)    (150)
                                                      -------  -------  -------
Net cash (used in) financing activities..............    (199)    (552)    (706)
NET INCREASE IN CASH AND CASH EQUIVALENTS............     553      278       19
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......     837      559      540
                                                      -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR............. $ 1,390  $   837  $   559
                                                      =======  =======  =======
OTHER CASH FLOW DISCLOSURES
  Interest paid...................................... $   351  $   364  $   322
  Income tax payment (receipt).......................     (56)     (53)       6

  Dividends that may be paid by national bank subsidiaries are subject to two statutory limitations. Under the first, dividends cannot exceed the level of undivided profits. In addition, a bank cannot declare a dividend, without regulatory approval, in an amount in excess of its net income for the current year combined with the retained net profits for the preceding two years. State bank subsidiaries may also be subject to limitations on dividend payments.

  Based on these statutory requirements, the Principal Banks could, in the aggregate, have declared additional dividends of up to approximately $0.9 billion without regulatory approval at January 1, 1997. The payment of dividends by any bank may also be affected by other factors, such as the maintenance of adequate capital. As of December 31, 1996, all of the Principal Banks significantly exceeded the regulatory guidelines for "well-capitalized" status.

  The Principal Banks are subject to various regulatory capital requirements that require them to maintain minimum ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Refer to the "Capital Management" section, beginning on page 37, for the Principal Banks' capital ratios as well as the minimum capital ratios required by regulation. Failure to meet minimum capital requirements results in certain actions by bank regulators that could have a direct material effect on the Principal Banks' financial statements. As of December 31, 1996, management believes that each of the Principal Banks meets all capital adequacy requirements to which it is subject and is correctly categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that categorization that management believes have changed the institution's category.

  Federal banking law also restricts each bank subsidiary from extending credit to the Corporation in excess of 10% of the subsidiary's capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.

  In connection with issuances of commercial paper, the Corporation has agreements providing future credit availability (back-up lines of credit) with various nonaffiliated banks. The agreements aggregated $300 million at December 31, 1996. The commitment fees paid under each agreement range between
 .07% and .09%. The back-up lines of credit, together with overnight money market loans, short-term investments and other sources of liquid assets, exceeded the amount of commercial paper issued at December 31, 1996.

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

  The Corporation assessed its internal control structure over financial reporting as of December 31, 1996, in relation to the criteria described in the "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Corporation believes that as of December 31, 1996, in all material respects, the Corporation maintained an effective internal control structure over financial reporting.

                                          /s/ Verne G. Istock
Chicago, Illinois                         Verne G. Istock
January 15, 1997                          Chairman, President and Chief
                                          Executive Officer

                                          /s/ Robert A. Rosholt
                                          Robert A. Rosholt
                                          Executive Vice President and
                                          Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of First Chicago NBD Corporation:

  We have audited the accompanying consolidated balance sheet of First Chicago NBD Corporation (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of First Chicago NBD Corporation's management. Our responsibility is to express an opinion of these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Chicago NBD Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Chicago, Illinois,
January 15, 1997
                                     /s/ Arthur Andersen LLP

                       SELECTED STATISTICAL INFORMATION

                FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES

                                                            1996   1995   1994
DECEMBER 31 (IN MILLIONS)                                  ------ ------ -------
Debt securities
  U.S. government and federal agency
    Held-to-maturity...................................... $   -- $   -- $ 6,469
    Available-for-sale....................................  4,598  6,840   4,910
                                                           ------ ------ -------
      Total...............................................  4,598  6,840  11,379
  States and political subdivisions
    Held-to-maturity......................................     --     --   1,591
    Available-for-sale....................................  1,208  1,462      76
                                                           ------ ------ -------
      Total...............................................  1,208  1,462   1,667
  Other bonds, notes and debentures
    Held-to-maturity......................................     --     --       5
    Available-for-sale....................................    259     94     276
                                                           ------ ------ -------
      Total...............................................    259     94     281
                                                           ------ ------ -------
      Total debt securities...............................  6,065  8,396  13,327
Equity securities (1).....................................  1,113  1,053   1,688
                                                           ------ ------ -------
      Total............................................... $7,178 $9,449 $15,015
                                                           ====== ====== =======

--------
(1) Includes Federal Reserve stock.

MATURITY OF DEBT INVESTMENT SECURITIES

  As of December 31, 1996, debt investment securities had the following maturity and yield characteristics.

                                                                    BOOK
                                                                   VALUE  YIELD
(DOLLARS IN MILLIONS)                                              ------ -----
U.S. government and federal agency
Within one year................................................... $1,065  5.75%
After one but within five years...................................  2,633  6.58
After five but within ten years...................................    835  6.90
After ten years...................................................     65  7.58
                                                                   ------ -----
                                                                   $4,598  6.46%
                                                                   ====== =====
States and political subdivisions*
Within one year................................................... $  222 10.52%
After one but within five years...................................    543 10.11
After five but within ten years...................................    240  8.75
After ten years...................................................    203  8.96
                                                                   ------ -----
                                                                   $1,208  9.73%
                                                                   ====== =====
Other bonds, notes and debentures
Within one year................................................... $   26  4.90%
After one but within five years...................................    223  6.16
After five but within ten years...................................      4  6.97
After ten years...................................................      6  7.36
                                                                   ------ -----
                                                                   $  259  6.07%
                                                                   ====== =====

--------
*Yields for obligations of states and political subdivisions are calculated on a tax-equivalent basis using a tax rate of 35%.

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

  At year-end 1996, $8.9 billion in credit card receivables was securitized, compared with $7.9 billion at year-end 1995.

  For analytical purposes only, the following table shows income statement line items adjusted for the net impact of securitization of credit card receivables.

                                       1996                              1995
                         --------------------------------- ---------------------------------
                                    CREDIT CARD                       CREDIT CARD
                         REPORTED SECURITIZATIONS ADJUSTED REPORTED SECURITIZATIONS ADJUSTED
(IN MILLIONS)            -------- --------------- -------- -------- --------------- --------
Net interest income--
 tax-equivalent basis... $  3,722     $  667      $  4,389 $  3,311     $  658      $  3,969
Provision for credit
 losses.................      735        447         1,182      510        336           846
Noninterest income......    2,548       (220)        2,328    2,591       (322)        2,269
Noninterest expense.....    3,271         --         3,271    3,535         --         3,535
Net income..............    1,436         --         1,436    1,150         --         1,150
Assets--year-end........  104,619      8,888       113,507  122,002      7,877       129,879
--average...............  112,565      7,672       120,237  122,370      7,179       129,549

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

                                            BANKS AND
                               GOVERNMENT     OTHER     COMMERCIAL
(IN MILLIONS)                 AND OFFICIAL  FINANCIAL      AND
COUNTRY           DECEMBER 31 INSTITUTIONS INSTITUTIONS INDUSTRIAL OTHER TOTAL
-------------     ----------- ------------ ------------ ---------- ----- ------
Japan............    1996         $ --        $3,677       $ 59     $--  $3,736
                     1995           --         6,140        169      20   6,329
                     1994           --         4,724        156      30   4,910
Korea............    1996         $ --        $  676       $544     $20  $1,240
                     1995            *             *          *       *       *
                     1994            *             *          *       *       *
United Kingdom...    1996         $  *        $    *       $  *     $ *  $    *
                     1995          360           671        292      45   1,368
                     1994            *             *          *       *       *
France...........    1996         $  *        $    *       $  *     $ *  $    *
                     1995          162         1,077         25      --   1,264
                     1994            *             *          *       *       *

--------
*Outstandings were less than 1% of total assets.

  At December 31, 1996, the only country for which cross-border outstandings totaled between 0.75% and 1.0% of total assets was the United Kingdom; such outstandings totaled $940 million.

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

                                          ONE YEAR   ONE TO      OVER
DECEMBER 31, 1996                         OR LESS  FIVE YEARS FIVE YEARS  TOTAL
(IN MILLIONS)                             -------- ---------- ---------- -------
Domestic
  Commercial............................  $15,323   $ 9,977     $2,418   $27,718
  Real estate...........................    1,875     2,900      1,385     6,160
                                          -------   -------     ------   -------
    Total domestic......................   17,198    12,877      3,803    33,878
Foreign.................................    2,557       755        344     3,656
                                          -------   -------     ------   -------
    Total...............................  $19,755   $13,632     $4,147   $37,534
                                          =======   =======     ======   =======
Loans with floating interest rates......            $ 9,332     $2,912   $12,244
Loans with predetermined interest rates.              4,300      1,235     5,535
                                                    -------     ------   -------
    Total...............................            $13,632     $4,147   $17,779
                                                    =======     ======   =======

NONPERFORMING LOANS

  The following table shows a breakout of nonperforming loans for the past five years.

                                                   1996  1995  1994  1993  1992
DECEMBER 31 (DOLLARS IN MILLIONS)                  ----  ----  ----  ----  ----
Nonaccrual loans.................................. $262  $344  $267  $478  $712
Accrual renegotiated loans........................   --    19    27     7     5
                                                   ----  ----  ----  ----  ----
    Total nonperforming loans..................... $262  $363  $294  $485  $717
                                                   ====  ====  ====  ====  ====
Nonperforming loans
  Domestic........................................ $257  $360  $284  $421  $589
  Foreign.........................................    5     3    10    64   128
                                                   ----  ----  ----  ----  ----
    Total nonperforming loans..................... $262  $363  $294  $485  $717
                                                   ====  ====  ====  ====  ====
Nonperforming loans/loans outstanding.............  0.4%  0.6%  0.5%  1.0%  1.5%

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST

  The amounts above exclude those domestic loans that were 90 days or more past due and still accruing interest. Such loans totaled $268 million, $197 million, $150 million, $121 million and $122 million at December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

ALLOCATED ALLOWANCE FOR CREDIT LOSSES

  While the allowance for credit losses is available to absorb credit losses in the entire portfolio, the tables below present an estimate of the allowance for credit losses allocated by loan type and the percentage of loans in each category to total loans.

                                                  1996    1995    1994    1993
DECEMBER 31 (DOLLARS IN MILLIONS)                ------  ------  ------  ------
Commercial
  Domestic...................................... $  927  $  929  $  848  $  789
  Foreign.......................................     66      57      59      81
Consumer
  Credit card...................................    355     303     215     201
  Other.........................................     59      49      36      35
                                                 ------  ------  ------  ------
    Total....................................... $1,407  $1,338  $1,158  $1,106
                                                 ======  ======  ======  ======
Percentage of loans to total loans
Commercial
  Domestic......................................     54%     53%     56%     56%
  Foreign.......................................      6       6       6       6
Consumer
  Credit card...................................     14      15      13      13
  Other.........................................     26      26      25      25
                                                 ------  ------  ------  ------
    Total.......................................    100%    100%    100%    100%
                                                 ======  ======  ======  ======

  Allocation for potential losses not specifically identified is included in the commercial segment. Allocation information is not available for 1992.

DEPOSITS

  The following tables show a maturity distribution of domestic time certificates of deposit of $100,000 and over, other domestic time deposits of $100,000 and over, and deposits in foreign offices, predominantly in amounts in excess of $100,000, at December 31, 1996.

DOMESTIC TIME CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

                                                                  AMOUNT PERCENT
(DOLLARS IN MILLIONS)                                             ------ -------
Three months or less............................................. $2,436    61%
Over three months to six months..................................    506    13
Over six months to twelve months.................................    400    10
Over twelve months...............................................    620    16
                                                                  ------   ---
    Total........................................................ $3,962   100%
                                                                  ======   ===

DOMESTIC OTHER TIME DEPOSITS OF $100,000 AND OVER

                                                                  AMOUNT PERCENT
(DOLLARS IN MILLIONS)                                             ------ -------
Three months or less............................................. $  618    52%
Over three months to six months..................................    215    18
Over six months to twelve months.................................    143    12
Over twelve months...............................................    205    18
                                                                  ------   ---
    Total........................................................ $1,181   100%
                                                                  ======   ===

FOREIGN OFFICES

                                                                 AMOUNT  PERCENT
(DOLLARS IN MILLIONS)                                            ------- -------
Three months or less............................................ $10,987    98%
Over three months to six months.................................     156     1
Over six months to twelve months................................     105     1
Over twelve months..............................................       3    --
                                                                 -------   ---
    Total....................................................... $11,251   100%
                                                                 =======   ===

SHORT-TERM BORROWINGS

  Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for each of the three years ended December 31:

                                                       1996     1995     1994
(DOLLARS IN MILLIONS)                                 -------  -------  -------
Federal funds purchased
  Outstanding at year-end............................ $ 3,938  $ 3,447  $ 2,562
  Weighted average rate at year-end..................    5.58%    5.49%    5.72%
  Daily average outstanding for the year............. $ 3,025  $ 3,505  $ 2,846
  Weighted average rate for the year.................    5.68%    6.24%    4.48%
  Highest outstanding at any month-end............... $ 3,938  $ 4,824  $ 3,087
Securities under repurchase agreements
  Outstanding at year-end............................ $ 3,921  $12,264  $14,357
  Weighted average rate at year-end..................    5.78%    5.79%    4.65%
  Daily average outstanding for the year............. $ 9,699  $16,536  $13,519
  Weighted average rate for the year.................    5.15%    5.88%    4.27%
  Highest outstanding at any month-end............... $15,459  $20,439  $17,977
Bank notes
  Outstanding at year-end............................ $ 4,346  $ 7,027  $ 6,070
  Weighted average rate at year-end..................    5.60%    5.93%    5.72%
  Daily average outstanding for the year............. $ 7,359  $ 5,731  $ 5,181
  Weighted average rate for the year.................    5.62%    5.96%    4.71%
  Highest outstanding at any month-end............... $ 9,102  $ 7,027  $ 6,537
Other short-term borrowings
  Outstanding at year-end............................ $ 3,226  $ 2,775  $ 2,352
  Weighted average rate at year-end..................    5.51%    5.45%    4.51%
  Daily average outstanding for the year............. $ 3,250  $ 3,436  $ 3,448
  Weighted average rate for the year.................    4.27%    5.72%    3.88%
  Highest outstanding at any month-end............... $ 4,839  $ 4,212  $ 4,722
Total short-term borrowings
  Outstanding at year-end............................ $15,431  $25,513  $25,341
  Weighted average rate at year-end..................    5.62%    5.75%    5.00%
  Daily average outstanding for the year............. $23,333  $29,208  $24,994
  Weighted average rate for the year.................    5.24%    5.92%    4.33%

                                         1996    1995    1994    1993    1992
COMMON STOCK AND STOCKHOLDER DATA*      ------- ------- ------- ------- -------
Market price
  High for the year.................... $58 7/8 $42 1/2 $33     $36 3/8 $33 1/8
  Low for the year.....................  34 3/4  27 3/8  26 3/4  28 5/8  26 3/4
  At year-end..........................  53 3/4  39 1/2  27 3/8  29 3/4  32 3/4
Book value (at year-end)...............  27.31   25.25   22.60   21.25   18.27
Dividend payout ratio..................  34%     39%     34%     28%     89%

--------
*  There were 39,438 common stockholders of record as of December 31, 1996.

                                                  1996  1995  1994  1993  1992
FINANCIAL RATIOS                                  ----  ----  ----  ----  ----
Net income as a percentage of:
  Average stockholders' equity..................  16.4% 13.8% 15.8% 18.5%  6.4%
  Average common stockholders' equity...........  17.0  14.3  16.6  19.9   6.3
  Average total assets..........................  1.28  0.94  1.13  1.33  0.42
  Average earning assets........................  1.48  1.09  1.32  1.52  0.48
Stockholders' equity at year-end as a percentage
 of:
  Total assets at year-end......................   8.6   6.9   6.9   8.1   7.0
  Total loans at year-end.......................  13.6  13.1  14.2  15.4  13.2
  Total deposits at year-end....................  14.2  12.2  12.0  12.9  10.4
Average stockholders' equity as a percentage of:
  Average assets................................   7.8   6.8   7.2   7.2   6.5
  Average loans.................................  13.5  14.1  15.4  14.8  12.6
  Average deposits..............................  13.6  12.4  12.8  11.7   9.9
Income to fixed charges:
  Excluding interest on deposits................   2.2X  1.8x  2.2x  3.0x  1.3x
  Including interest on deposits................   1.5X  1.4x  1.6x  1.8x  1.1x

QUARTERLY DIVIDENDS AND MARKET PRICE SUMMARY

                                                                  STOCK MARKET
                                                       DIVIDENDS PRICE RANGE (1)
                                                       DECLARED  ---------------
                                                       PER SHARE   LOW    HIGH
                                                       --------- ------- -------
1996
  First quarter.......................................   $0.36   $34 3/4 $44 1/4
  Second quarter......................................    0.36    38 5/8  45 1/2
  Third quarter.......................................    0.36    36 5/8  45 1/4
  Fourth quarter......................................    0.40       45   58 7/8
                                                         -----
    Year..............................................   $1.48    34 3/4  58 7/8
                                                         =====
1995
  First quarter.......................................   $0.33   $27 3/8 $32 7/8
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

CONSOLIDATED SUMMARY OF QUARTERLY FINANCIAL INFORMATION

1996 (IN MILLIONS, EXCEPT PER SHARE  DECEMBER 31 SEPTEMBER 30 JUNE 30 MARCH 31
DATA)                                ----------- ------------ ------- --------
Interest income.....................   $1,747       $1,908    $1,922   $1,992
Net interest income.................      883          942       910      885
Provision for credit losses.........      190          185       185      175
Noninterest income..................      682          597       643      626
Noninterest expense.................      813          816       814      828
Net income..........................      377          358       361      340
Earnings per share
  Primary...........................    $1.15        $1.09     $1.10    $1.04
  Fully diluted.....................     1.14         1.08      1.09     1.03
1995 (IN MILLIONS, EXCEPT PER SHARE  DECEMBER 31 SEPTEMBER 30 JUNE 30 MARCH 31
DATA)                                ----------- ------------ ------- --------
Interest income.....................   $2,066       $2,054    $2,011   $1,959
Net interest income.................      834          796       784      794
Provision for credit losses.........      210          125        90       85
Noninterest income..................      655          702       631      603
Noninterest expense.................    1,088          827       821      799
Net income..........................      126          357       331      336
Earnings per share
  Primary...........................    $0.37        $1.07     $0.99    $1.01
  Fully diluted.....................     0.37         1.06      0.98     0.99

                      [This Page Intentionally Left Blank]

AVERAGE BALANCES/NET INTEREST MARGIN/RATES

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

                                      1996                       1995
YEAR ENDED DECEMBER 31      -------------------------- --------------------------
(INCOME AND RATES ON TAX-   AVERAGE            AVERAGE AVERAGE            AVERAGE
EQUIVALENT BASIS)           BALANCE   INTEREST  RATE   BALANCE   INTEREST  RATE
(DOLLARS IN MILLIONS)       --------  -------- ------- --------  -------- -------
ASSETS
Interest-bearing due from
 banks (1)................  $  7,995   $  463   5.79%  $ 10,011   $  620   6.19%
Federal funds sold and
 securities under resale
 agreements...............     9,597      510   5.31     15,701      922   5.87
Trading assets............     6,990      397   5.68      7,300      469   6.42
Investment securities (2)
 U.S. government and
  federal agency..........     5,165      343   6.64     10,023      681   6.79
 States and political
  subdivisions............     1,319      118   8.95      1,546      141   9.12
 Other....................     1,259       72   5.72      1,781       71   3.99
                            --------   ------   ----   --------   ------   ----
   Total investment
    securities............     7,743      533   6.88     13,350      893   6.69
Loans (3)(4)
 Domestic offices.........    61,441    5,532   9.12     55,530    5,043   9.21
 Foreign offices..........     3,508      236   6.73      3,414      246   7.21
                            --------   ------   ----   --------   ------   ----
   Total loans............    64,949    5,768   8.99     58,944    5,289   9.09
                            --------   ------   ----   --------   ------   ----
   Total earning assets
    (5)...................    97,274    7,671   7.89    105,306    8,193   7.78
Cash and due from banks...     6,248                      6,328
Allowance for credit
 losses...................    (1,396)                    (1,198)
Other assets..............    10,439                     11,934
                            --------                   --------
   Total assets...........  $112,565                   $122,370
                            ========                   ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Deposits--interest-bearing
 Savings..................  $ 10,940   $  244   2.23%  $ 11,716   $  298   2.54%
 Money market.............     9,904      364   3.68      8,942      369   4.13
 Time.....................    16,008      880   5.50     17,346    1,008   5.81
 Foreign offices (6)......    13,452      687   5.11     15,821      906   5.73
                            --------   ------   ----   --------   ------   ----
   Total deposits--
    interest-bearing......    50,304    2,175   4.32     53,825    2,581   4.80
Federal funds purchased
 and securities under
 repurchase agreements....    12,724      671   5.27     20,041    1,192   5.95
Other short-term
 borrowings...............    10,609      552   5.20      9,167      538   5.87
Long-term debt............     8,173      551   6.74      7,941      571   7.19
                            --------   ------   ----   --------   ------   ----
   Total interest-bearing
    liabilities...........    81,810    3,949   4.83     90,974    4,882   5.37
Demand deposits...........    13,724                     13,254
Other liabilities.........     8,295                      9,807
Preferred stock...........       483                        570
Common stockholders'
 equity...................     8,253                      7,765
                            --------                   --------
   Total liabilities and
    stockholders' equity..  $112,565                   $122,370
                            ========                   ========
Interest income/earning
 assets (5)...............             $7,671   7.89%             $8,193   7.78%
Interest expense/earning
 assets...................              3,949   4.06               4,882   4.64
                                       ------   ----              ------   ----
Net interest margin.......             $3,722   3.83%             $3,311   3.14%
                                       ======   ====              ======   ====

--------
(1) Principally balances in overseas offices.
(2) The combined amounts for investment securities available-for-sale and held-to-maturity are based on their respective carrying values. Based on the amortized cost of investment securities available-for-sale, the combined average balance for 1996 and 1995 would be $7.597 billion and $13.428 billion, respectively, and the average earned rate in 1996 and 1995 would be 7.02% and 6.65%, respectively.
(3) Average lease-financing receivables are reduced by related deferred tax liabilities in calculating the average rate.
(4) Nonperforming loans are included in average balances used to determine rates.
(5) Includes tax-equivalent adjustments based on federal income tax rate of 35% for 1996, 1995, 1994 and 1993, and 34% for 1992.
(6) Includes International Banking Facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.

           1994                        1993                      1992
 ----------------------------------------------------- -------------------------
 AVERAGE             AVERAGE AVERAGE           AVERAGE AVERAGE           AVERAGE
 BALANCE    INTEREST  RATE   BALANCE  INTEREST  RATE   BALANCE  INTEREST  RATE
 --------   -------- ------- -------  -------- ------- -------  -------- -------
  $ 8,497    $  395   4.65%  $ 8,098   $  332   4.10%  $ 8,136   $  406   4.99%
   14,340       624   4.35    11,740      350   2.98     8,356      291   3.48
    4,927       286   5.80     4,876      229   4.70     4,556      270   5.93
   11,093       698   6.29     8,973      585   6.52     8,084      613   7.58
    1,649       146   8.85     1,757      151   8.59     2,009      179   8.91
    1,990        48   2.41     2,054       57   2.78     2,552       95   3.72
 --------    ------   ----   -------   ------   ----   -------   ------   ----
   14,732       892   6.05    12,784      793   6.20    12,645      887   7.01
   47,208     3,832   8.24    44,262    3,441   7.88    45,514    3,678   8.17
    2,894       194   6.70     3,131      211   6.74     3,727      293   7.86
 --------    ------   ----   -------   ------   ----   -------   ------   ----
   50,102     4,026   8.15    47,393    3,652   7.80    49,241    3,971   8.15
 --------    ------   ----   -------   ------   ----   -------   ------   ----
   92,598     6,223   6.72    84,891    5,356   6.31    82,934    5,825   7.02
    6,553                      6,171                     5,425
   (1,132)                    (1,062)                   (1,117)
    9,827                      6,642                     6,968
 --------                    -------                   -------
 $107,846                    $96,642                   $94,210
 ========                    =======                   =======
 $ 11,815    $  274   2.32%  $11,100   $  265   2.39%  $ 9,732   $  296   3.04%
    9,280       261   2.81    10,163      247   2.43    10,211      311   3.05
   13,650       570   4.18    14,204      543   3.82    18,665      910   4.88
   12,347       548   4.44    10,944      417   3.81    11,972      566   4.73
 --------    ------   ----   -------   ------   ----   -------   ------   ----
   47,092     1,653   3.51    46,411    1,472   3.17    50,580    2,083   4.12
   16,365       704   4.30    13,245      404   3.05    13,419      469   3.50
    8,629       378   4.38     7,374      253   3.43     3,896      159   4.08
    6,755       445   6.59     4,817      334   6.93     4,025      310   7.70
 --------    ------   ----   -------   ------   ----   -------   ------   ----
   78,841     3,180   4.03    71,847    2,463   3.43    71,920    3,021   4.20
   13,377                     13,078                    11,620
    7,898                      4,730                     4,505
      686                        794                       581
    7,044                      6,193                     5,584
 --------                    -------                   -------
 $107,846                    $96,642                   $94,210
 ========                    =======                   =======
             $6,223   6.72%            $5,356   6.31%            $5,825   7.02%
              3,180   3.43              2,463   2.90              3,021   3.64
             ------   ----             ------   ----             ------   ----
             $3,043   3.29%            $2,893   3.41%            $2,804   3.38%
             ======   ====             ======   ====             ======   ====

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table shows the approximate effect on net interest income of volume and rate changes for 1996 and 1995. For purposes of this table, changes that are not due solely to volume or rate changes are allocated to volume.

                                          1996 OVER 1995        1995 OVER 1994
                                         -------------------  ------------------
                                         VOLUME  RATE  TOTAL  VOLUME RATE TOTAL
YEAR ENDED DECEMBER 31 (IN MILLIONS)     ------  ----  -----  ------ ---- ------
Increase (decrease) in
 Interest income
  Interest-bearing due from banks......  $(117)  $(40) $(157)  $ 94  $131 $  225
  Federal funds sold and securities
   under resale agreements.............   (324)   (88)  (412)    80   218    298
  Trading assets.......................    (18)   (54)   (72)   152    31    183
  Investment securities
    U.S. government and federal agency.   (323)   (15)  (338)   (73)   56    (17)
    States and political subdivisions..    (20)    (3)   (23)    (9)    4     (5)
    Other..............................    (30)    31      1     (8)   31     23
  Loans
    Domestic offices...................    532    (43)   489    756   455  1,211
    Foreign offices....................      6    (16)   (10)    37    15     52
                                                       -----              ------
    Total..............................                 (522)              1,970
Increase (decrease) in
 Interest expense
  Deposits
    Savings............................    (17)   (37)   (54)    (3)   27     24
    Money market.......................     35    (40)    (5)   (14)  122    108
    Time...............................    (74)   (54)  (128)   215   223    438
    Foreign offices....................   (121)   (98)  (219)   199   159    358
  Federal funds purchased and
   securities under repurchase
   agreements..........................   (386)  (135)  (521)   219   269    488
  Other short-term borrowings..........     75    (61)    14     32   128    160
  Long-term debt.......................     16    (36)   (20)    85    41    126
                                                       -----              ------
    Total..............................                 (933)              1,702
                                                       -----              ------
  Increase in net interest income......                $ 411              $  268
                                                       =====              ======

ITEM 2. PROPERTIES

  The Corporation's headquarters are at One First National Plaza, Chicago, Illinois, a 60-story building located in the center of the Chicago "Loop" business district. The building is master-leased by FNBC and has approximately 1,850,000 square feet of rentable space, of which the Corporation occupies approximately 57% and the balance is subleased to others. The Corporation also owns a 23-story office building in Chicago's west Loop business district, to be used for future operations consolidation and expansion, and three buildings in Elgin, Illinois, used for FCCNB operations. In 1996, the Corporation purchased 23.2 acres of land in Springfield, Missouri, on which construction of a 150,000-square-foot FCCNB processing center has begun.

  NBD Michigan owns and occupies a 14-story, 540,000-square-foot main office building in Detroit's central financial and business district; a 14-story, 300,000-square-foot office building in Troy, Michigan, housing its retail support activities; and a 380,000-square-foot facility in Van Buren Township, near Detroit Metropolitan Airport, housing its data center and check processing operations. NBD Michigan also owns approximately 143 acres of land in Farmington Hills, Michigan, for possible future facility needs. In addition, NBD Michigan leases and occupies a 200,000-square-foot office center in Troy, Michigan, and NBD Indiana leases and occupies the majority of a 380,000-square-foot office building in Indianapolis, Indiana.

  At December 31, 1996, the Corporation and its subsidiaries occupied a total of 892 locations within the United States. The Corporation has foreign offices in: Adelaide, Melbourne and Sydney, Australia; Beijing; Buenos Aires; Frankfurt; Hong Kong; London; Mexico City; Seoul; Singapore; Taipei; Tokyo; and Toronto and Windsor, Canada. These offices all are located in leased premises.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this Item is set forth in Note 18 to the Consolidated Financial Statements, on page 68 of this Form 10-K, and is expressly incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     Executive Officers of the Registrant

                                  PRESENT POSITION HELD WITH THE CORPORATION AND
NAME AND AGE                     EFFECTIVE DATE FIRST ELECTED TO OFFICE INDICATED
------------                     ------------------------------------------------
Verne G. Istock (56)....  Director (10-1-85), Chairman of the Board (5-10-96), Chief
                          Executive Officer (1-1-94) and President (12-1-95)
Thomas H. Jeffs II (58).  Director and Vice Chairman of the Board (10-1-85)
Scott P. Marks, Jr.
 (51)...................  Director and Vice Chairman of the Board (12-1-95)
David J. Vitale (50)....  Director and Vice Chairman of the Board (12-1-95)
Frederick M. Adams, Jr.
 (52)...................  Executive Vice President (6-15-92)
John W. Ballantine (51).  Executive Vice President (12-1-95)
David P. Bolger (39)....  Executive Vice President (10-11-96)
William H. Elliott III
 (55)...................  Executive Vice President (10-15-96)
Sherman I. Goldberg       Executive Vice President, General Counsel and Secretary (12-1-
 (54)...................  95)
Philip S. Jones (54)....  Executive Vice President (6-15-92)
W.G. Jurgensen (45).....  Executive Vice President (12-1-95)
Thomas J. McDowell (58).  Executive Vice President (1-1-95)
Timothy P. Moen (44)....  Executive Vice President (12-1-95)
Susan S. Moody (43).....  Executive Vice President (1-1-95)
Andrew J. Paine, Jr.
 (59)...................  Executive Vice President (10-15-92)
Robert A. Rosholt (47)..  Executive Vice President and Chief Financial Officer (12-1-95)
Willard A. Valpey (53)..  Executive Vice President (3-8-96)

  Excluding Mr. Elliott, each of the executive officers has served as an officer of the Corporation or a subsidiary, or their respective predecessors, for more than five years. Prior to joining the Corporation in 1996, Mr. Elliott held various executive positions with AT&T and its subsidiaries for more than five years. Executive officers of the Corporation serve until the annual meeting of the Board of Directors (May 9, 1997).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is set forth in this Form 10-K in the "Common Stock and Stockholder Data" table on page 80 and the "Quarterly Dividends and Market Price Summary" table on page 81, and is expressly incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is set forth in this Form 10-K in the "Selected Financial Data" table on page 13 and the "Financial Ratios" table on page 81, and is expressly incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is set forth on pages 13 to 40 of this Form 10-K, and is expressly incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is set forth in this Form 10-K in the "Selected Financial Data" table on page 13, the "Selected Statistical Information" table on page 30, the "Loan Composition" table on page 31, the Consolidated Financial Statements and the Notes thereto on pages 41 to 72, the "Report of Independent Public Accountants" on page 75 and the "Selected Statistical Information" section on pages 76 to 86, and is expressly incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The information required by this Item has been previously reported in the Corporation's Current Report on Form 8-K dated September 18, 1995.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item pertaining to executive officers of the Corporation is set forth on page 87 of this Form 10-K under the heading "Executive Officers of the Registrant," and is expressly incorporated herein by reference. The information required by this Item pertaining to directors of the Corporation is set forth under the heading "Election of Directors" in the Corporation's definitive proxy statement dated March 28, 1997, and is expressly incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is set forth under the headings "Compensation of Executive Officers," "Director Meeting Attendance and Fee Arrangements" and "Committees of the Board of Directors--Organization, Compensation and Nominating Committee--Committee Interlocks and Insider Participation" in the Corporation's definitive proxy statement dated March 28, 1997, and is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is set forth under the heading "Beneficial Ownership of the Corporation's Common Stock" in the Corporation's definitive proxy statement dated March 28, 1997, and is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is set forth under the headings "Committees of the Board of Directors--Organization, Compensation and Nominating Committee--Committee Interlocks and Insider Participation" and "Transactions with Directors, Executive Officers, Stockholders and Associates" in the Corporation's definitive proxy statement dated March 28, 1997, and is expressly incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

                                                                           PAGE
                                                                           ----
   Consolidated Balance Sheet--December 31, 1996 and 1995.................  41
   Consolidated Income Statement--Three Years Ended December 31, 1996.....  42
   Consolidated Statement of Stockholders' Equity--Three Years Ended
    December 31, 1996.....................................................  43
   Consolidated Statement of Cash Flows--Three Years Ended December 31,
    1996..................................................................  44
   Notes to Financial Statements..........................................  45

  (2) Financial Statement Schedules.

  All schedules normally required by Form 10-K are omitted since they either are not applicable or the required information is shown in the financial statements or the notes thereto.

  (3) Exhibits.

      3(A).    Restated Certificate of Incorporation of the Corporation,
               as amended [Exhibit 3(A) to the Corporation's 1995 Annual
               Report on Form 10-K (File No. 1-7127) incorporated herein
               by reference].
      3(B).    By-Laws of the Corporation, as amended.
      4.       Instruments defining the rights of security holders, in-
               cluding indentures.+
     10(A).    NBD Bancorp, Inc. Performance Incentive Plan, as amended
               [Exhibit 10(a) to the Corporation's 1991 Annual Report on
               Form 10-K (File No. 1-7127) incorporated herein by refer-
               ence].*
     10(B).    First Chicago NBD Corporation Plan for Deferring the Pay-
               ment of Directors' Fees [Exhibit 10(D) to the Corpora-
               tion's 1995 Annual Report on Form 10-K (File No. 1-7127)
               incorporated herein by reference].*
     10(C).    Form of First Chicago NBD Corporation Executive Estate
               Plan.*
     10(D).    First Chicago NBD Corporation Financial Planning Program
               for Executives.*
     10(E).    Supplemental Disability and Split-Dollar Life Insurance
               Policies of NBD Indiana, Inc. covering the named executive officers [Exhibit 10(i) to the Corporation's 1992 Annual
               Report on Form 10-K (File No. 1-7127) incorporated herein
               by reference].*
     10(F).    Form of First Chicago NBD Corporation Long-Term Disability
               Restoration Plan.*
     10(G).    First Chicago Corporation Stock Incentive Plan [Exhibit
               10(A) to FCC's 1990 Annual Report on Form 10-K (File No.
               1-6052) incorporated herein by reference].*
     10(H).    First Chicago Corporation Strategic Stock Incentive Plan,
               as amended [Exhibit 10(A) to FCC's 1988 Annual Report on
               Form 10-K (File No. 1-6052) incorporated herein by
               reference].*
     10(I).    First Chicago Corporation 1983 Stock Option Plan, as
               amended and restated [Exhibit 28 to FCC's Post-Effective
               Amendment No. 1 to Form S-8 Registration Statement (File
               No. 33-15779) incorporated herein by reference].*
     10(J).    Form of First Chicago NBD Corporation Deferred Compensa-
               tion Plan.*
     10(K).    Form of First Chicago NBD Corporation Supplemental Savings
               and Investment Plan.*
     10(L).    Form of First Chicago NBD Corporation Supplemental Per-
               sonal Pension Account Plan.*
     10(M).    Form of Individual Change of Control Employment Agree-
               ment.*

     10(N).    Form of Individual Executive Employment Agreement.*
     10(O).    First Chicago Corporation Trust Agreement (Trust A) [Ex-
               hibit 10(K) to FCC's 1992 Annual Report on Form 10-K (File
               No. 1-6052) incorporated herein by reference].*
     10(P).    First Chicago Corporation Trust Agreement (Trust B) [Ex-
               hibit 10(L) to FCC's 1992 Annual Report on Form 10-K (File
               No. 1-6052) incorporated herein by reference].*
     10(Q).    NBD Bancorp, Inc. Benefit Protection Trust Agreement.*
     10(R).    First Chicago NBD Corporation Director Stock Plan [Exhibit
               10(X) to the Corporation's 1995 Annual Report on Form 10-K
               (File No. 1-7127) incorporated herein by reference].*
     10(S).    First Chicago NBD Corporation Stock Performance Plan [Ex-
               hibit 10(Y) to the Corporation's 1995 Annual Report on
               Form 10-K (File No. 1-7127) incorporated herein by
               reference].*
     10(T).    First Chicago NBD Corporation Senior Management Annual In-
               centive Plan [Exhibit 10(Z) to the Corporation's 1995 An-
               nual Report on Form 10-K (File No. 1-7127) incorporated
               herein by reference].*
     10(U).    Agreement and Plan of Merger, dated as of July 11, 1995,
               between NBD Bancorp, Inc. and First Chicago Corporation,
               as amended [Exhibit 10(AA) to the Corporation's 1995 An-
               nual Report on Form 10-K (File No. 1-7127) incorporated
               herein by reference].
     12.       Statements re computation of ratios.
     21.       Subsidiaries of the Corporation.
     23.       Consents of experts and counsel.
     27.       Financial Data Schedule.

(b) The Corporation filed the following Current Reports on Form 8-K during the quarter ended December 31, 1996:

     DATE                                    ITEM REPORTED
     ----                                    -------------
     October 15, 1996  The Corporation's earnings for the quarter ended
                       September 30, 1996.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 14TH DAY OF FEBRUARY, 1997.

                                          First Chicago NBD Corporation
                                            (Registrant)

                                                    /s/ Verne G. Istock
                                          By __________________________________
                                                      Verne G. Istock
                                                Principal Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE CORPORATION AND IN THE CAPACITIES INDICATED, THIS 14TH DAY OF FEBRUARY, 1997.

/s/ Terence E. Adderley                   /s/ Scott P. Marks, Jr.
-------------------------------------     -------------------------------------
Terence E. Adderley                       Scott P. Marks, Jr.
Director                                  Director


/s/ James K. Baker                        /s/ William T. McCormick, Jr.
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
 3(A).    Restated Certificate of Incorporation of the Corporation,
          as amended [Exhibit 3(A) to the Corporation's 1995 Annual
          Report on Form 10-K (File No. 1-7127) incorporated herein
          by reference].
 3(B).    By-Laws of the Corporation, as amended.
 4.       Instruments defining the rights of security holders, in-
          cluding indentures.+
10(A).    NBD Bancorp, Inc. Performance Incentive Plan, as amended
          [Exhibit 10(a) to the Corporation's 1991 Annual Report on
          Form 10-K (File No. 1-7127) incorporated herein by refer-
          ence].
10(B).    First Chicago NBD Corporation Plan for Deferring the Pay-
          ment of Directors' Fees [Exhibit 10(D) to the Corpora-
          tion's 1995 Annual Report on Form 10-K (File No. 1-7127)
          incorporated herein by reference].
10(C).    Form of First Chicago NBD Corporation Executive Estate
          Plan.
10(D).    First Chicago NBD Corporation Financial Planning Program
          for Executives.
10(E).    Supplemental Disability and Split-Dollar Life Insurance
          Policies of NBD Indiana, Inc. covering the named executive officers [Exhibit 10(i) to the Corporation's 1992 Annual
          Report on Form 10-K (File No. 1-7127) incorporated herein
          by reference].
10(F).    Form of First Chicago NBD Corporation Long-Term Disability
          Restoration Plan.
10(G).    First Chicago Corporation Stock Incentive Plan [Exhibit
          10(A) to FCC's 1990 Annual Report on Form 10-K (File No.
          1-6052) incorporated herein by reference].
10(H).    First Chicago Corporation Strategic Stock Incentive Plan,
          as amended [Exhibit 10(A) to FCC's 1988 Annual Report on
          Form 10-K (File No. 1-6052) incorporated herein by
          reference].
10(I).    First Chicago Corporation 1983 Stock Option Plan, as
          amended and restated [Exhibit 28 to FCC's Post-Effective
          Amendment No. 1 to Form S-8 Registration Statement (File
          No. 33-15779) incorporated herein by reference].
10(J).    Form of First Chicago NBD Corporation Deferred Compensa-
          tion Plan.
10(K).    Form of First Chicago NBD Corporation Supplemental Savings
          and Investment Plan.
10(L).    Form of First Chicago NBD Corporation Supplemental Per-
          sonal Pension Account Plan.
10(M).    Form of Individual Change of Control Employment Agree-
          ment.
10(N).    Form of Individual Executive Employment Agreement.
10(O).    First Chicago Corporation Trust Agreement (Trust A) [Ex-
          hibit 10(K) to FCC's 1992 Annual Report on Form 10-K (File
          No. 1-6052) incorporated herein by reference].
10(P).    First Chicago Corporation Trust Agreement (Trust B) [Ex-
          hibit 10(L) to FCC's 1992 Annual Report on Form 10-K (File
          No. 1-6052) incorporated herein by reference].
10(Q).    NBD Bancorp, Inc. Benefit Protection Trust Agreement.
10(R).    First Chicago NBD Corporation Director Stock Plan [Exhibit
          10(X) to the Corporation's 1995 Annual Report on Form 10-K
          (File No. 1-7127) incorporated herein by reference].
10(S).    First Chicago NBD Corporation Stock Performance Plan [Ex-
          hibit 10(Y) to the Corporation's 1995 Annual Report on
          Form 10-K (File No. 1-7127) incorporated herein by
          reference].
10(T).    First Chicago NBD Corporation Senior Management Annual In-
          centive Plan [Exhibit 10(Z) to the Corporation's 1995 An-
          nual Report on Form 10-K (File No. 1-7127) incorporated
          herein by reference].
10(U).    Agreement and Plan of Merger, dated as of July 11, 1995,
          between NBD Bancorp, Inc. and First Chicago Corporation,
          as amended [Exhibit 10(AA) to the Corporation's 1995 An-
          nual Report on Form 10-K (File No. 1-7127) incorporated
          herein by reference].
12.       Statements re computation of ratios.
21.       Subsidiaries of the Corporation.
23.       Consents of experts and counsel.
27.       Financial Data Schedule.

--------
+ The Corporation hereby agrees to furnish to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Corporation and its consolidated subsidiaries; the total amount of such debt does not exceed 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis.