Form 10-Q
period 1997-03-31
FIRST CHICAGO NBD CORP
filed 1997-05-15
CIK 70040

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997
                                 --------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to _____________

     Commission file number 1-7127
                         --------

     FIRST CHICAGO NBD CORPORATION
     ---------------------------------------------------------------
     (exact name of registrant as specified in its charter)


     DELAWARE                              38-1984850
     ------------------------------------------------

     (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)         Identification No.)

     ONE FIRST NATIONAL PLAZA              CHICAGO, ILLINOIS          60670
     --------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 312-732-4000
     --------------------------------------------------------------------------
     (Registrant's telephone number, including area code)


                                   NO CHANGE
     --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No
   ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.


         Class                              Number of Shares Outstanding
-------------------------                   ----------------------------
Common Stock $1 par value                          308,570,386

-------------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y   O F   S E L E C T E D   F I N A N C I A L   I N F O R M A T I O N
First Chicago NBD Corporation and Subsidiaries
-------------------------------------------------------------------------------------------------------------
(Dollars in millions, except                 March 31       Dec. 31      Sept. 31       June 30      March 31
per share data)                                1997          1996          1996          1996          1996
-------------------------------------------------------------------------------------------------------------
Selected Financial Data for the Quarter
Net interest income........................  $    876      $    883      $    942      $    910      $    885
Tax-equivalent adjustment..................        31            24            25            25            28
                                             --------      --------      --------      --------      --------
    Net interest income--tax-equivalent
     basis.................................       907           907           967           935           913
Provision for credit losses................       187           190           185           185           175
Noninterest income.........................       679           682           597           643           626
Operating expense..........................       800           813           798           814           828
FDIC special assessment....................         -             -            18             -             -
Net income.................................       380           377           358           361           340
-------------------------------------------------------------------------------------------------------------
Earnings Per Share
  Primary..................................  $   1.18      $   1.15      $   1.09      $   1.10      $   1.04
  Fully diluted............................      1.17          1.14          1.08          1.09          1.03
-------------------------------------------------------------------------------------------------------------
Net Interest Margin
  Adjusted.................................      4.73%         4.64%         4.51%         4.38%         4.23%
  Reported.................................      4.11          4.11          4.00          3.74          3.51
-------------------------------------------------------------------------------------------------------------
At Quarter-End
Assets.....................................  $109,133      $104,619      $106,694      $113,714      $115,465
Loans......................................    66,536        66,414        66,602        66,431        64,253
Deposits...................................    64,927        63,669        63,679        64,593        64,243
Long-term debt.............................     8,514         8,454         7,967         7,951         8,011
Common stockholders' equity................     8,495         8,563         8,612         8,339         8,135
Stockholders' equity.......................     8,785         9,007         9,087         8,827         8,624
-------------------------------------------------------------------------------------------------------------
Average Balances
Assets.....................................  $105,133      $102,687      $110,715      $116,280      $120,708
Loans......................................    65,177        65,494        65,962        64,534        63,790
Earning assets.............................    89,352        87,896        96,123       100,564       104,629
Deposits...................................    62,389        61,580        63,482        65,162        65,922
Common stockholders' equity................     8,517         8,565         8,352         8,183         8,053
Stockholders' equity.......................     8,936         9,030         8,839         8,672         8,543
-------------------------------------------------------------------------------------------------------------
Financial Ratios
Return on common stockholders' equity......      17.8%         17.2%         16.7%         17.4%         16.6%
Return on stockholders' equity.............      17.2          16.6          16.1          16.7          16.0
Return on assets...........................      1.47          1.46          1.29          1.25          1.13
-------------------------------------------------------------------------------------------------------------
Capital Data (1)
Common-equity-to-assets ratio..............       7.9%          8.2%          8.1%          7.6%          7.3%
Regulatory leverage ratio..................       9.2           9.3           8.1           7.6           7.3
Risk-based capital
  Tier 1 capital ratio.....................       9.1           9.2           8.4           8.1           8.1
  Total capital ratio......................      13.1          13.3          12.4          12.2          12.3
-------------------------------------------------------------------------------------------------------------
Common Share and Stockholder Data For the Quarter Ended
Market price
  High.....................................  $ 63 5/8      $ 58 7/8      $ 45 1/4      $ 45 1/2      $ 44 1/4
  Low......................................    51 1/2        45            36 5/8        38 5/8        34 3/4
  At quarter-end...........................    54 1/8        53 3/4        45 1/4        39 1/8        41 1/2
Book value (at quarter-end)................     27.20         27.31         27.11         26.31         25.70
Dividends declared per common share........      0.40          0.40          0.36          0.36          0.36
Dividend payout ratio......................      33.9%         34.8%         33.0%         32.7%         34.6%
Average number of common and common-
 equivalent shares (in millions)...........     316.5         321.4         320.2         320.2         319.2
Average number of shares, assuming full
 dilution (in millions)....................     320.8         327.6         327.5         326.9         326.2
-------------------------------------------------------------------------------------------------------------

   (1) Net of investment in First Chicago Capital Markets, Inc.


BUSINESS SEGMENTS

---------------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended March 31
                                                                                Corporate & Institutional
                                                               Regional           Banking and Corporate           Other
                                          Credit Card          Banking                 Investments              Activities
(Dollars in millions,                     -----------          --------               ------------              ----------
 except where noted)                      1997    1996       1997    1996           1997          1996          1997   1996
---------------------------------------------------------------------------------------------------------------------------
Net income.............................  $  75   $  78      $ 163   $ 144          $ 140         $ 110         $   2  $   8
Return on equity.......................     22%     28%        18%     17%            20%           13%          N/M    N/M
Average assets (presecuritized)
  (in billions)........................  $17.3   $17.0      $38.3   $36.6          $57.7         $74.2             -    0.7
Average common equity (in
   billions)...........................    1.3     1.1        3.6     3.3            2.8           3.4           0.8    0.3
---------------------------------------------------------------------------------------------------------------------------

N/M -Not meaningful.


Financial results are reported by major business lines, principally structured around the customer segments served. These major businesses are: Credit Card, Regional Banking (retail and middle market), and Corporate & Institutional Banking and Corporate Investments. Investment management activities, while managed separately, serve customers in both the Regional and Corporate & Institutional Banking segments. Therefore, investment management's financial results are captured within those businesses. Credit Card results are presented before the securitization of credit card receivables ("presecuritized") to facilitate analysis of trends. See the discussion of net interest income on page 6 and a reconciliation of reported to presecuritized results on page 29. Certain corporate revenues and expenses not allocable to specific lines of business are included in Other Activities.

Results are derived from internal profitability reporting systems, which use a detailed funds transfer methodology, and reflect full allocation of all institutional and overhead items.

Beginning in 1997, the Corporation adopted a revised method of assigning capital to business units. Common equity is allocated based on two separate risk types: portfolio risk (potential losses arising from credit, market and investment risks) and business risk (including operating risk, event risk and technology risk, as well as goodwill). Under the revised methodology, risk assessment changed for most lines of business in 1997. The capital at risk for the Credit Card and Regional Banking segments increased, while the risk profile of Corporate & Institutional Banking improved, leading to a lower capital allocation for that business.

Capital assigned to the business units reflects a standard structure composed of a fixed proportion of common (90%) and noncommon (10%) equity. Any residual equity is held in Other Activities. See page 20 for more information on the Corporation's capital management practices.

Line-of-business financial results for 1996 have been adjusted to reflect the key tenets of the enhanced capital methodology, as well as for organizational changes.

                           [PIE CHARTS APPEAR HERE]

                    Earnings Contribution by Business Lines
                      For the Three Months Ended March 31

                                         1997      1996

Corporate & Institutional Banking and
  Corporate Investments                   36%       33%

Regional Banking                          43%       42%

Credit Card                               20%       23%

Other Activities                           1%        2%


Credit Card
---------------------------------------------------------------------
(Presecuritized)                                 Three Months Ended
(Dollars in millions, except where                    March 31
 noted)                                          1997         1996
---------------------------------------------------------------------
Net interest income--tax-equivalent basis.....   $389         $367
Provision for credit losses...................    319          220
Noninterest income............................    185          129
Noninterest expense...........................    133          153
Net income....................................     75           78
Return on equity..............................     22%          28%
Efficiency ratio (1)..........................     23%          31%
Average loans (in billions)...................  $17.5        $17.3
Average common equity (in billions)...........    1.3          1.1
---------------------------------------------------------------------

(1)  Noninterest expense as a percentage of total revenue.


The Corporation reaches consumers nationally through its Credit Card business, known as First Card, which is one of the largest issuers of bank credit cards in the U.S. This segment contributes about one-fifth of the Corporation's earnings.

Net income for Credit Card was $75 million for the first quarter of 1997, versus $78 million a year ago. Return on equity was 22% for the quarter, down from 28% for the first quarter of 1996. The lower return reflects both the lower net income and the higher capital allocation.

Revenue increased 16% year over year, driven by pricing initiatives, higher transaction volumes and modest growth in the loan portfolio. Lower marketing costs and the realization of merger synergies led to a 13% decline in expenses in 1997. However, the positive revenue and expense trends were offset by significantly higher credit costs, up almost $100 million. Increased credit risk throughout the credit card industry contributed to the higher capital allocation for this business segment in 1997.


Regional Banking
-----------------------------------------------------------------
                                             Three Months Ended
(Dollars in millions, except where                March 31
 noted)                                      1997         1996
-----------------------------------------------------------------
Net interest income--tax-equivalent basis....  $ 538        $ 511
Provision for credit losses..................     33           30
Noninterest income...........................    201          193
Noninterest expense..........................    447          443
Net income...................................    163          144
Return on equity.............................     18%          17%
Efficiency ratio (1).........................     60%          63%
Average loans (in billions)..................  $35.1        $33.8
Average assets (in billions).................   38.3         36.6
Average common equity (in billions)..........    3.6          3.3
-----------------------------------------------------------------

(1)  Noninterest expense as a percentage of total revenue.


The Corporation's Regional Banking business serves local consumers, small businesses and middle market customers through more than 650 offices in Michigan, Indiana and Illinois in addition to a niche business in Florida. Regional Banking contributed 43% of the Corporation's earnings for the three months ended March 31, 1997. Net income of $163 million was up 13% from a year earlier. Return on equity for this segment was 18% for the quarter, compared with 17% a year ago.

--------------------------------------------------------------------------
                                            Three Months Ended March 31
                                              Retail        Middle Market
(Dollars in millions, except where            -------       -------------
 noted)                                    1997     1996    1997     1996
--------------------------------------------------------------------------
Net interest income--tax-equivalent
  basis..................................  $ 312   $ 295    $ 226   $ 216
Provision for credit losses..............     19      14       14      16
Noninterest income.......................    143     140       58      53
Noninterest expense......................    318     315      129     128
Net income...............................     74      66       89      78
Return on equity.........................     16%     15%      20%     19%
Efficiency ratio (1).....................     70%     72%      45%     48%
Average loans (in billions)..............  $17.6   $16.7    $17.5   $17.1
Average assets (in billions).............   19.5    18.9     18.8    17.7
Average common equity (in billions)......    1.8     1.7      1.8     1.6
-------------------------------------------------------------------------

(1)  Noninterest expense as a percentage of total revenue.


Retail Banking

The Retail Banking segment earned $74 million in the first quarter, a 12% increase over a year ago. Return on equity for this segment was 16%. The earnings increase was driven by a 5% increase in total revenue combined with tight expense control. The provision for credit losses rose $5 million, reflecting some deterioration in consumer credit quality.

Middle Market Banking

Net income for the Middle Market segment increased 14% in the first quarter to $89 million. Return on equity was a healthy 20% for the first quarter. Lower credit costs, expense management and steady revenue growth drove the strong performance.


Corporate & Institutional Banking and Corporate Investments
---------------------------------------------------------------
                                             Three Months Ended
(Dollars in millions, except where                 March 31
 noted)                                       1997        1996
---------------------------------------------------------------
Net interest income--tax-equivalent
 basis......................................  $ 173       $ 201
Provision for credit losses.................      -          24
Noninterest income..........................    253         226
Noninterest expense.........................    209         229
Net income..................................    140         110
Return on equity............................     20%         13%
Efficiency ratio (1)........................     49%         54%
Average loans (in billions).................  $21.1       $20.6
Average assets (in billions)................   57.7        74.2
Average common equity (in billions).........    2.8         3.4
---------------------------------------------------------------

(1)  Noninterest expense as a percentage of total revenue.


The Corporation manages its corporate and institutional activities in two distinct business segments: Corporate & Institutional Banking, which includes customer-based businesses; and Corporate Investments, which comprises activities such as venture capital, leveraged leasing, funding and arbitrage, and the fixed income investment account. Together, these segments contributed over one-third of the Corporation's first quarter net income.

Earnings were $140 million for the quarter, representing a 27% increase over the first quarter of last year. The earnings improvement was the result of significantly lower operating expenses, coupled with zero credit costs in the first quarter. Return on equity was 20%.

------------------------------------------------------------------------------------
                                                  Three Months Ended March 31
                                           Corporate & Institutional     Corporate
                                                    Banking             Investments
                                        --------------------------------------------
(Dollars in millions, except where            1997           1996       1997    1996
 noted)
------------------------------------------------------------------------------------
Net interest income--tax-equivalent
 basis.....................................  $ 147          $ 163      $  26   $  38
Provision for credit losses................      -             24          -       -
Noninterest income.........................    161            160         92      66
Noninterest expense........................    196            214         13      15
Net income.................................     70             54         70      56
Return on equity...........................     13%             7%        45%     43%
Efficiency ratio (1).......................     64%            66%        11%     15%
Average loans (in billions)................  $19.6          $19.3      $ 1.5   $ 1.3
Average assets (in billions)...............   41.0           51.9       16.7    22.3
Average common equity (in billions)........    2.2            2.9        0.6     0.5
------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

Corporate & Institutional Banking

The Corporate & Institutional Banking segment earned $70 million in the first quarter of 1997, for a return on equity of 13%. This represents significant improvement over the $54 million and 7% return earned in the year ago quarter. Expenses were down 8% as the business continues its streamlining process. At the same time, favorable credit conditions in the large commercial lending portfolio more than offset the modest decline in revenue. Capital assigned to Corporate & Institutional Banking fell by nearly 25% consistent with the improved risk profile as determined by the new capital allocation method.

Corporate Investments

Corporate Investments earned $70 million, or 18% of consolidated net income in the first quarter of 1997. Return on equity was 45%, compared with 43% a year earlier. Leasing gains and strong trading results led to the 1997 earnings improvement. Lower average asset levels reflected the substantial decline in investment securities and short term assets resulting from last year's asset reduction strategy.

The nature of Corporate Investments implies that it will be a more variable component of earnings going forward than the other business lines. However, because of the Corporation's expertise in this high-return area, continued significant earnings contributions are expected.


Other Activities
----------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31
(Dollars in millions, except where noted)             1997      1996
----------------------------------------------------------------------
Total revenue.......................................   $   9     $  10
Noninterest expense.................................      11         3
Net income..........................................       2         8
Average assets (in billions)........................       -     $ 0.7
----------------------------------------------------------------------

The Corporation reported $2 million in earnings from Other Activities for the first quarter of 1997, compared with $8 million a year earlier. Revenue in both 1997 and 1996 includes earnings associated with excess capital held at the corporate level; the first quarter of 1996 also includes the gain from the sale of the Ohio branches. Operating expenses in 1997 included charges not specific to any of the lines of business.

EARNINGS ANALYSIS

Summary

The Corporation reported record net income of $380 million, or $1.17 per share, for the first quarter of 1997. Net income for the year-ago quarter was $340 million, or $1.03 per share.

------------------------------------------------------------
                                          Three Months Ended
(Dollars in millions, except per share         March 31
 data)                                       1997      1996
------------------------------------------------------------
Net interest income--tax-equivalent
 basis....................................  $  907    $  913
Provision for credit losses...............     187       175
Noninterest income........................     679       626
Noninterest expense.......................     800       828
Net income................................     380       340

Common Share Data
  Primary earnings per share..............  $ 1.18    $ 1.04
  Average common and common-equivalent
   shares (in millions)...................   316.5     319.2

  Fully diluted earnings per share........  $ 1.17    $ 1.03
  Average shares, assuming full
   dilution (in millions).................   320.8     326.2

Return on assets..........................    1.47%     1.13%
Return on common stockholders' equity.....    17.8      16.6
------------------------------------------------------------


First-quarter 1997 highlights:

 . The adjusted net interest margin was a record 4.73% for the quarter, reflecting a more profitable mix of earning assets.

 . The provision for credit losses was $187 million, up from the $175 million reported a year ago.

 . Market-driven revenues were $107 million, on par with the year-ago quarter but up significantly from both the third and fourth quarters of 1996.

 . Adjusted fee-based revenue rose 21% from a year ago. Substantial growth in credit card fee revenue was the driver behind this marked improvement.

 .  Operating expense was $800 million, down 3% from $828 million one year ago.
   The operating efficiency ratio was 50.4%, compared with 53.8% in the first quarter of 1996.


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

When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged. However, the net interest income related to these high-yield assets is replaced by fee revenue, net of related credit losses. The average level of securitized receivables was $8.8 billion in the first quarter of 1997, compared with $7.9 billion in the first quarter of 1996.

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

Adjusted net interest income in the first quarter of 1997 was $1.1 billion, unchanged from a year ago. Improved spreads were essentially offset by the reduced level of total average earning assets.

On an adjusted basis, net interest margin for the first quarter of 1997 was 4.73%, compared with 4.23% for the year-ago quarter. The increase was attributable to an improved average earning asset mix, principally reflecting successful efforts to reduce low-margin earning assets.

The following charts illustrate trends in net interest income on a tax-equivalent ("TEA") basis, both reported and adjusted, as well as net interest margin over the past five quarters.


                   [BAR CHART APPEARS HERE]

                                Net Interest Income--TEA
                                      (In Millions)

                         1Q96     2Q96     3Q96     4Q96     1Q97
                        ------   ------   ------   ------   ------

            Reported    $  913   $  935   $  967   $  907   $  907

            Adjusted    $1,078   $1,100   $1,115   $1,084   $1,101


                             [GRAPH APPEARS HERE]

                                   Net Interest Margin

                         1Q96     2Q96     3Q96     4Q96     1Q97
                        ------   ------   ------   ------   ------

            Reported     3.51%    3.74%    4.00%    4.11%    4.11%

            Adjusted     4.23%    4.38%    4.51%    4.64%    4.73%

Provision for Credit Losses

Details of the Corporation's credit risk management and performance during the quarter ended March 31, 1997, are presented in the Credit Risk Management section, beginning on page 15.

Noninterest Income

The following table provides a breakdown of the components of noninterest income for the first three months of 1997 compared with a year ago. Credit card fee revenue excludes the amount of net fee revenue (spread income less credit costs) associated with securitized credit card receivables.

----------------------------------------------------------------------------------
                                            Three Months Ended          Percent
                                                 March 31              Increase
(In millions)                               1997          1996        (Decrease)
----------------------------------------------------------------------------------
Combined trading profits..................  $ 28           $ 36         (22)%
Equity securities gains...................    54             49          10
Investment securities gains...............    25             22          14
                                            ----           ----
  Market-driven revenue...................   107            107           -

Credit card fee revenue (1)...............   199            137          45
Fiduciary and investment management fees..   105            100           5
Deposit fees (includes deficient
 balance fees)............................   109            101           8
Other service charges and commissions.....   104             88          18
                                            ----           ----
  Adjusted fee-based revenue..............   517            426          21

Other income..............................    20             23         (13)
                                            ----           ----
  Adjusted noninterest income.............  $644           $556          16
                                            ====           ====
----------------------------------------------------------------------------------


(1) Net credit card fee revenue related to the securitized receivables totaled $35 and $70 million in the first three months of 1997 and 1996, respectively.


Combined trading activities generated gains of $28 million in the first quarter of 1997. For the quarter, combined trading profits were below 1996 levels, reflecting lower trading profits in both the global derivatives and foreign exchange trading businesses.

Equity securities gains were $54 million for the first quarter of 1997, compared with $49 million for the first quarter of 1996. Gains from the sale of venture capital investments totaled $47 million in the first quarter of 1997 and $44 million in the first quarter of 1996.

For the first three months of 1997, investment securities gains totaled $25 million, up from the $22 million reported in the same period a year ago.

Adjusted for credit card securitizations, credit card fee revenue was $199 million in the first quarter of 1997, up 45% from $137 million in the year-earlier period. The increase primarily reflects higher transaction volume and pricing changes instituted during 1996 to mitigate rising credit costs.

Fiduciary and investment management fees increased $5 million from one year ago to $105 million. Increased revenue from both enhanced product offerings and specialized services in the shareholder services business accounted for much of this increase.

Deposit fees increased to $109 million in 1997 from $101 million in 1996. Increased retail deposit and cash management fees contributed to this year-over-year growth.

Other service charges and commissions increased 18% from the year-ago quarter. Increased transaction flow in the loan syndication management business, as well as higher levels of fees from the sale of investment management products in the retail banking network, contributed to this excellent performance.

Other noninterest income in the first quarter of 1996 includes a $7 million gain related to the Corporation's sale of its Ohio banking network.

The following chart compares market-driven revenue and the significant components of fee-based revenue for the past five quarters. Fee-based revenue continues to be a significant contributor to overall profitability, with some seasonal effects associated with credit card fee revenue. Credit card fee revenue and total noninterest income have been adjusted to exclude the effect of credit card securitizations in order to provide a more meaningful trend analysis.

                           [BAR CHART APPEARS HERE]

                                           Noninterest Income
                                             (In Millions)

                                1Q96     2Q96     3Q96     4Q96     1Q97
                               ------   ------   ------   ------   ------

Market-Driven Revenue           $107     $110     $ 40     $ 83     $107
Adjusted Credit Card Fees       $137     $169     $183     $205     $199
Serv. Chgs. & Commissions       $189     $195     $201     $218     $213
Fiduciary & Inv. Mgmt. Fees     $100     $ 98     $100     $102     $105
Other Revenue                   $ 23     $ 20     $ 28     $ 20     $ 20
                                ----     ----     ----     ----     ----
     Total                      $556     $592     $552     $628     $644


Noninterest Expense

Operating expense in the first quarter of 1997 was $800 million, versus $828 million in the first quarter of 1996.

Over the past five quarters, overall expense levels have been maintained within a narrow range, with resultant operating efficiency ratios showing continued improvement, as indicated by the following charts.


                           [BAR CHART APPEARS HERE]

                                     Operating Expense
                                       ($ Millions)

                         1Q96     2Q96     3Q96     4Q96     1Q97
                        ------   ------   ------   ------   ------

Salaries & Benefits      $436     $426     $419     $426     $425

Other Operating          $392     $388     $379     $387     $375
                         ----     ----     ----     ----     ----
     Total               $828     $814     $798     $813     $800


                             [GRAPH APPEARS HERE]

                           Operating Efficiency (1)

                   1Q96     2Q96     3Q96     4Q96     1Q97
                   -----    -----    -----    -----    -----

                   53.8%    51.6%    51.0%    51.2%    50.4%


                   (1) Operating expense as a percentage of total revenue.


-----------------------------------------------------------------------
Salaries and Employee Benefits            Three Months Ended   Percent
                                               March 31        Increase
(Dollars in millions)                        1997     1996    (Decrease)
-----------------------------------------------------------------------
Salaries................................  $   350    $   356      (2)%
Employee benefits.......................       75         80      (6)
                                          -------    -------
  Total.................................  $   425    $   436      (3)
                                          =======    =======

Average full-time-equivalent employees..   33,832     34,512      (2)
                                          =======    =======
-----------------------------------------------------------------------------

Overall salaries and benefit costs in the first quarter of 1997 were down $11 million, or 3%, from the first quarter of 1996. Reduced staff levels, in conjunction with merger-related and business re-engineering initiatives, were the primary reason for the reduced costs.

In conjunction with the integration of the Corporation's various employee benefit programs, postretirement medical benefits were discontinued. As a result, a curtailment gain was recorded that reduced other benefit costs by approximately $6 million in the first quarter of 1997.


-----------------------------------------------------------------------------
Other Noninterest Expense                   Three Months Ended     Percent
                                                 March 31         Increase
(Dollars in millions)                        1997      1996      (Decrease)
-----------------------------------------------------------------------------
Occupancy expense of premises, net......... $  66     $  67          (1)%
Equipment rentals, depreciation and
 maintenance...............................    54        55          (2)
Marketing and public relations.............    24        42         (43)
Amortization of intangible assets..........    18        20         (10)
Telephone..................................    23        20          15
Freight and postage........................    23        22           5
Travel and entertainment...................    12        12           -
Stationery and supplies....................    12        11           9
Other......................................   143       143           -
                                            -----     -----
   Total................................... $ 375     $ 392          (4)
                                            =====     =====
-----------------------------------------------------------------------------

Other operating expense was $375 million in the first quarter of 1997, down 4% from 1996. Reduced market solicitation costs in the credit card business accounted for much of this decline. Merger savings continued to be channeled into investments in technology and used to fund growth in selected business activities.


Applicable Income Taxes
--------------------------------------------------
                              Three Months Ended
                                   March 31
(Dollars in millions)             1997       1996
-------------------------------------------------
Income before income taxes.....  $ 568      $ 508

Applicable income taxes........    188        168

Effective tax rate.............   33.1%      33.1%
-------------------------------------------------

Tax expense in both periods included benefits from tax-exempt income and general business tax credits offset by the effect of nondeductible expenses, including goodwill.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner. The Corporation considers strong capital ratios, credit quality and core earnings essential to retaining high credit ratings and, thereby, cost-effective access to market liquidity.

The Statement of Cash Flows, on page 26, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of March 31, 1997, the parent company and the major banking subsidiaries had the following long- and short-term debt ratings.

-----------------------------------------------------------------------------
                                         Long-Term Debt      Short-Term Debt
-----------------------------------------------------------------------------
                                          S&P   Moody's       S&P   Moody's
-----------------------------------------------------------------------------
First Chicago NBD Corporation (parent)... A+     A1           A-1    P-1
The Principal Banks...................... AA-    Aa3          A-1+   P-1
-----------------------------------------------------------------------------

A large customer deposit base is one of the significant strengths of the Corporation's liquidity position. The Corporation has established a 35% limit on the use of wholesale funds for funding core assets. As of March 31, 1997, its major banking subsidiaries collectively funded 79% of core assets with core liabilities, accessing the wholesale market for only 21% of core asset funding needs.


The following table shows the total funding source mix for the past five quarters.
----------------------------------------------------------------------------------------------------------
Deposits and Other Purchased Funds           As of         As of         As of        As of        As of
                                            March 31    December 31  September 30    June 30      March 31
(In millions)                                 1997         1996          1996         1996          1996
----------------------------------------------------------------------------------------------------------

Domestic offices
  Demand...................................  $15,016       $15,702      $16,242      $14,482       $13,566
  Savings..................................   21,381        21,722       20,882       20,890        19,912
  Time
    Under $100,000.........................    9,788         9,851        9,944        9,952        10,008
    $100,000 and over......................    5,290         5,143        5,900        5,864         6,263

Foreign offices............................   13,452        11,251       10,711       13,405        14,494
                                             -------       -------      -------      -------       -------
     Total deposits........................   64,927        63,669       63,679       64,593        64,243

----------------------------------------------------------------------------------------------------------
Federal funds purchased and securities
 under repurchase agreements...............    9,656         7,859        8,193       11,630        13,110
Commercial paper...........................      830           762          864          743           742
Other short-term borrowings................    7,687         6,810        8,966       11,754        10,777
Long-term debt.............................    8,514         8,454        7,967        7,951         8,011
                                             -------       -------      -------      -------       -------
     Total other purchased funds...........   26,687        23,885       25,990       32,078        32,640
                                             -------       -------      -------      -------       -------
     Total.................................  $91,614       $87,554      $89,669      $96,671       $96,883
                                             =======       =======      =======      =======       =======
----------------------------------------------------------------------------------------------------------

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

The Corporation's trading activities are primarily customer-oriented, and trading positions are established as necessary for customers. In order to accommodate customer demand for such transactions, an inventory in capital markets instruments is carried, and access to market liquidity is maintained by making bid-offer prices to other market makers. Although these two activities constitute proprietary trading, they are essential to providing customers with capital markets products at competitive prices.

Value at risk is intended to measure the maximum amount the Corporation could lose, given a specified confidence level, over a given period of time. Risk points measure the market risk (potential overnight loss) in a capital markets product. Value at risk is monitored in each significant trading portfolio on a daily basis. The following tables show average, maximum and minimum daily value at risk for the first quarter of 1997 and the preceding four quarters, and the actual trading revenue for each quarter.

-------------------------------------------------------------------------------------------------
Daily Value at Risk                       March 31  December 31  September 30  June 30  March 31
(In millions)                                 1997         1996          1996     1996      1996
-------------------------------------------------------------------------------------------------
Average.........................               $21          $24           $26      $32       $32
Maximum.........................                25           27            30       37        38
Minimum.........................                18           21            23       28        25
-------------------------------------------------------------------------------------------------

Quarter Ended                             March 31  December 31  September 30  June 30  March 31
(In millions)                                 1997         1996          1996     1996      1996
-------------------------------------------------------------------------------------------------

Trading revenue*................               $54          $33           $19      $55       $68
------------------------------------------------------------------------------------------------

*Includes trading profits and related net interest income.

Value at risk is estimated using statistical models calibrated at a three-standard-deviation confidence interval. The reported value at risk remains somewhat overstated because all offsets and correlations across different trading portfolios are not fully considered in the calculation.

Structural Interest Rate Risk Management

Movements in interest rates can create fluctuations in the Corporation's net interest income and economic value to an imbalance in the repricing or maturity of assets and liabilities. Asset and liability positions are actively managed with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity.

The following table details the Corporation's interest rate gap analysis as of March 31, 1997. Interest rate risks in trading and overseas asset and liability positions are assumed to be matched and are managed principally as trading risks. Credit card securitizations, which subject fee revenue to interest rate risk, are included in the gap analysis measure.


Interest Rate Sensitivity
-------------------------------------------------------------------------------------------------------

March 31, 1997                            0-90      91-180    181-365     1-5     Beyond
(Dollars in millions)                     days       days       days     years    5 years     Total
-------------------------------------------------------------------------------------------------------
Loans................................... $47,011   $ 3,008   $  3,929   $12,928   $ 2,799   $ 69,675
Investment securities...................     873       293        942     3,531     1,182      6,821
Other earning assets....................  23,484       381         34        29         -     23,928
Nonearning assets.......................  14,320        76        144     1,247     1,519     17,306
                                         -------   -------   --------   -------   -------   --------

   Total assets......................... $85,688   $ 3,758   $  5,049   $17,735   $ 5,500   $117,730
-------------------------------------------------------------------------------------------------------
Deposits................................ $27,941   $ 4,269   $  4,212   $14,401   $   990   $ 51,813
Other interest-bearing liabilities......  39,616     1,647      2,805     2,290     3,054     49,412
Noninterest-bearing liabilities.........   7,010        11         10        48       641      7,720
Equity..................................     403       212        525     3,398     4,247      8,785
                                         -------   -------   --------   -------   -------   --------

   Total liabilities and equity......... $74,970   $ 6,139   $  7,552   $20,137   $ 8,932   $117,730
-------------------------------------------------------------------------------------------------------

Balance sheet sensitivity gap........... $10,718   $(2,381)  $ (2,503)  $(2,402)  $(3,432)         -
-------------------------------------------------------------------------------------------------------

Cumulative gap as a % of total assets...     9.1%      7.1%       5.0%      2.9%        -          -
-------------------------------------------------------------------------------------------------------

Effect of off-balance-sheet ALM
 derivative transactions:
  Specific transactions................. $(4,040)  $   222   $  1,720   $   532   $ 1,566          -
  Specific asset or liability pools.....  (2,719)      (68)       524     2,173        90          -
 ------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap........... $ 3,959   $(2,227)  $   (259)  $   303    (1,776)         -
-------------------------------------------------------------------------------------------------------

Cumulative gap.......................... $ 3,959   $ 1,732   $  1,473   $ 1,776         -          -
-------------------------------------------------------------------------------------------------------

Cumulative gap as a % of total assets...     3.4%      1.5%       1.3%      1.5%        -          -
-------------------------------------------------------------------------------------------------------

The Corporation's policy is to limit the cumulative one-year gap position, including asset and liability management ("ALM") derivatives, to within 4% of total assets. As of March 31, 1997, the cumulative one-year gap position was 1.3% of total assets. The Corporation uses off-balance-sheet transactions, principally interest rate swaps, to adjust the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities to remain structurally neutral to interest rate changes. As shown in the table above, the net result of ALM derivatives was to reduce the cumulative one-year gap position from 5.0% to 1.3% of total assets.

In addition to static gap analysis, an earnings simulation analysis and a value-at-risk measure are performed to identify more dynamic interest rate risk exposures of the businesses, including embedded option positions. The earnings simulation analysis estimates the effect that specific interest rate changes would have on pretax earnings. The Corporation's policy is to limit the change in annual pretax earnings to $100 million from an immediate parallel change in interest rates of 200 basis points. As of March 31, 1997, the Corporation had the following estimated earnings sensitivity profile.

-------------------------------------------------------
                           Immediate Change in Rates
                        -------------------------------
(In millions)               +200 bp       -200 bp
-------------------------------------------------------
Pretax earnings change......  $20          $(2)
-------------------------------------------------------

Access to the derivatives market is an important element in maintaining the interest rate risk position within policy guidelines. At March 31, 1997, the notional principal amount of ALM interest rate swaps totaled $10.3 billion, including $5.5 billion against specific transactions and $4.8 billion against specific pools of assets or liabilities. The following table summarizes the interest rate swaps used for asset and liability management purposes.


Asset and Liability Management Swaps--Notional Principal
-------------------------------------------------------------------------------------------
March 31, 1997
                                           Receive Fixed      Pay Fixed      Basis
(In millions)                              Pay Floating    Receive Floating  Swaps    Total
--------------------------------------------------------------------------------------------
                                         Specific    Pool   Specific  Pool   Pool
                                         --------    ----  ---------  ----   -----
Swaps associated with:
  Loans.................................   $    -  $  928      $ 39  $   -  $   -    $   967
  Investment securities.................        -       -       240      -      -        240
  Securitized credit card receivables...        -     458         -      -      -        458
  Deposits..............................       50   2,989         -      -      -      3,039
  Funds borrowed (including long-term
   debt)................................    5,135       -         -    125    340      5,600
                                           ------  ------       ----  ----   ----    -------

    Total...............................   $5,185  $4,375       $279  $125   $340    $10,304
                                           ======  ======       ====  ====   ====    =======
--------------------------------------------------------------------------------------------

Substantially all ALM interest rate swaps are standard swap contracts. The table that follows summarizes the contractual maturities and weighted average pay and receive rates for the ALM swap position at March 31, 1997. The variable interest rates, which generally are the one-month, three-month and six-month LIBOR rates in effect on the date of repricing, are assumed to remain constant. However, the variable interest rates will change and would affect the related weighted average information presented in the table.

---------------------------------------------------------------------------------------

(Dollars in millions)     1997     1998    1999    2000    2001   Thereafter   Total
---------------------------------------------------------------------------------------
Receive fixed/pay
 floating swaps
   Notional amount.....  $3,350   $2,319   $ 630   $ 564   $ 762    $1,935   $ 9,560
   Weighted average
     Receive rate......    6.00%    6.16%   6.23%   6.01%   7.17%     6.87%     6.32%
     Pay rate..........    5.63%    5.69%   5.74%   5.68%   5.68%     5.70%     5.67%

Pay fixed/receive
 floating swaps
   Notional amount.....  $   91   $   57   $  83   $ 110   $  25    $   38   $   404
   Weighted average
     Receive rate......    5.63%    5.68%   5.68%   5.68%   5.70%     5.70%     5.67%
     Pay rate..........    7.27%    8.07%   7.99%   7.74%   8.01%     8.01%     7.77%

Basis swaps
   Notional amount.....  $   50   $  265   $  25   $   -   $   -    $    -   $   340
   Weighted average
     Receive rate......    5.84%    5.80%   5.74%      -%      -%        -%     5.80%
     Pay rate..........    5.54%    5.65    5.58%      -%      -%        -%     5.63%
---------------------------------------------------------------------------------------
Total notional amount    $3,491   $2,641   $ 738   $ 674   $ 787    $1,973   $10,304
---------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

The Corporation has developed policies and procedures to manage the level and composition of risk in its credit portfolio. The objective of this credit risk process is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction.

---------------------------------------------------------------------------------------------------
Selected Statistical Information
                                         March 31   December 31   September 30   June 30   March 31
(Dollars in millions)                        1997          1996           1996      1996       1996
---------------------------------------------------------------------------------------------------
At period-end
  Loans outstanding...................    $66,536       $66,414        $66,602   $66,431    $64,253
  Nonperforming loans.................        257           262            309       356        391
  Other real estate, net..............         28            28             26        33         39
  Nonperforming assets................        285           290            335       389        430
  Allowance for credit losses.........      1,408         1,407          1,447     1,430      1,383
  Nonperforming assets/loans
   outstanding and other real estate,
    net...............................        0.4%          0.4%           0.5%      0.6%       0.7%
  Allowance for credit losses/
   loans outstanding..................        2.1           2.1            2.2       2.2        2.2
  Allowance for credit
   losses/nonperforming
   loans..............................        548           537            468       402        354

For the quarter ended
  Average loans.......................    $65,177       $65,494        $65,962   $64,534    $63,790
  Net charge-offs.....................        186           190            182       153        145
  Net charge-offs/average loans.......        1.2%          1.2%           1.1%      0.9%       0.9%
---------------------------------------------------------------------------------------------------

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign) and consumer (credit card and other consumer) segments.

---------------------------------------------------------------------------------------------------
 Loan Composition                        March 31   December 31   September 30   June 30   March 31
(In millions)                                1997          1996           1996      1996       1996
---------------------------------------------------------------------------------------------------
Commercial risk
  Domestic
    Commercial.....................       $28,181       $27,718        $27,537   $26,237    $25,220
    Real estate
      Construction.................         1,159         1,057          1,094     1,193      1,191
      Other........................         5,159         5,103          5,446     5,665      5,897
    Lease financing................         1,848         1,820          1,683     1,644      1,505
  Foreign..........................         4,022         3,656          3,587     3,790      3,487
                                          -------       -------        -------   -------    -------
          Total commercial.........        40,369        39,354         39,347    38,529     37,300
                                          -------       -------        -------   -------    -------
Consumer risk
  Credit cards.....................         8,668         9,601          9,888    10,441      9,722
  Secured by real estate (1).......         9,483         9,406          9,334     9,231      9,228
  Automotive.......................         4,342         4,423          4,411     4,463      4,546
  Other............................         3,674         3,630          3,622     3,767      3,457
                                          -------       -------        -------   -------    -------
          Total consumer...........        26,167        27,060         27,255    27,902     26,953
                                          -------       -------        -------   -------    -------
          Total....................       $66,536       $66,414        $66,602   $66,431    $64,253
                                          =======       =======        =======   =======    =======
---------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------
Allowance for Credit Losses      March 31  December 31   September 30  June 30  March 31
(In millions)                        1997         1996           1996     1996      1996
----------------------------------------------------------------------------------------
Balance, beginning of quarter....  $1,407       $1,447         $1,430   $1,383    $1,338
----------------------------------------------------------------------------------------
Provision for credit losses......     187          190            185      185       175
----------------------------------------------------------------------------------------

Charge-offs
 Commercial
  Domestic
     Commercial..................      21           20             30       21        43
     Real estate.................       2            7              2        7         4
     Lease financing.............       2            -              3        2         2
  Foreign........................       -            -              2        -         -
 Consumer
   Credit card...................     168          163            159      141       104
   Other.........................      31           42             22       20        21
                                   ------       ------         ------   ------    ------
    Total charge-offs............     224          232            218      191       174
----------------------------------------------------------------------------------------
Recoveries
 Commercial
  Domestic
     Commercial..................      10           11             13        9        12
     Real estate.................       4            4              6        9         1
     Lease financing.............       -            -              1        -         -
  Foreign........................       2           11              1        2         1
 Consumer
   Credit card...................      11           10              6       10         7
   Other.........................      11            6              9        8         8
                                   ------       ------         ------   ------    ------
    Total recoveries.............      38           42             36       38        29
----------------------------------------------------------------------------------------

Net charge-offs..................     186          190            182      153       145
----------------------------------------------------------------------------------------

  Other, net.....................       -          (40)            14       15        15
----------------------------------------------------------------------------------------

Balance, end of quarter..........  $1,408       $1,407         $1,447   $1,430    $1,383
                                   ======       ======         ======   ======    ======
========================================================================================

Consumer Risk Management

------------------------------------------------------------------------------------------------
Consumer Loans                            March 31  December 31  September 30  June 30  March 31
(In millions)                                 1997         1996          1996     1996      1996
------------------------------------------------------------------------------------------------
Credit card loans......................... $ 8,668      $ 9,601       $ 9,888  $10,441   $ 9,722


Securitized credit card receivables.......   8,596        8,888         8,039    7,336     7,553
                                           -------      -------       -------  -------   -------

   Total managed credit card receivables..  17,264       18,489        17,927   17,777    17,275

Other consumer loans
   Secured by real estate (1).............   9,483        9,406         9,334    9,231     9,228
   Automotive.............................   4,342        4,423         4,411    4,463     4,546
   Other..................................   3,674        3,630         3,622    3,767     3,457
                                           -------      -------       -------  -------   -------

      Other consumer loans................  17,499       17,459        17,367   17,461    17,231
                                           -------      -------       -------  -------   -------

       Total.............................. $34,763      $35,948       $35,294  $35,238   $34,506
                                           =======      =======       =======  =======   =======
------------------------------------------------------------------------------------------------

(1)  Includes home equity loans.

Consumer risk management focuses on the credit card segment separately from other parts of the portfolio. For the credit card segment, loss potential is tested using statistically expected levels of losses based on delinquencies and on the source, age and other characteristics of the portfolio.

For the other segments of the consumer portfolio, reserve factors are based on historical loss rates.

Credit card receivables represent the most significant risk element in the consumer portfolio. The credit card charge-off rate of 7.4% for the first quarter represents a significant increase from prior quarters. Reductions in the credit card charge-off rate are unlikely in the near term.

----------------------------------------------------------------------------------------------------
Credit Card Receivables                                     For the Quarter Ended
                                         March 31   December 31   September 30   June 30   March 31
(Dollars in millions)                        1997          1996           1996      1996       1996
----------------------------------------------------------------------------------------------------
Average balances:
 Credit card loans......................  $ 8,673       $ 9,421        $10,497   $ 9,814    $ 9,380

 Securitized credit card receivables....    8,816         8,058          7,219     7,544      7,867
                                          -------       -------        -------   -------    -------

   Total average managed credit card
     receivables........................  $17,489       $17,479        $17,716   $17,358    $17,247
                                          =======       =======        =======   =======    =======

Total net charge-offs
 (including securitizations)............  $   319       $   294        $   265   $   254    $   206
                                          =======       =======        =======   =======    =======
Net charge-offs/average total managed
 receivables............................      7.4%          6.7%           5.9%      5.9%       4.8%
                                          =======       =======        =======   =======    =======

Credit Card Delinquency Rate--
 Managed Receivables--Period End
  30 or more days.......................      4.4%          4.5%           4.3%      3.8%       3.6%
  90 or more days.......................      1.9           1.8            1.6       1.4        1.4
---------------------------------------------------------------------------------------------------

Credit card receivables generally are charged off no later than 180 days past due, or earlier in the event of bankruptcy.

Commercial Risk Management

The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

Commercial loans totaled $40.4 billion at March 31, 1997, up 3% from December 31, 1996, and up 8% from March 31, 1996.

In the commercial portfolio, credit quality is rated according to defined levels of credit risk. The lower categories of credit risk are equivalent to the four bank regulatory classifications: Special Mention, Substandard, Doubtful and Loss. These categories define levels of credit deterioration at which it may be increasingly difficult for the Corporation to be fully paid without restructuring the credit.

Each quarter, the Corporation conducts a review of significant lower-rated credit or country exposures. Potential losses are identified during this review, and reserves are adjusted accordingly.

During the first quarter, charge-offs net of recoveries were $9 million in the commercial portfolio. Nonperforming assets totaled $285 million at March 31, 1997.

Commercial Real Estate

Commercial real estate loans include loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

Commercial real estate loans totaled $6.3 billion at March 31, 1997, down 11% from $7.1 billion a year ago. Commercial real estate loans were $6.2 billion at year-end 1996.

During the first quarter, net recoveries in the commercial real estate portfolio were $2 million. This compares with net charge-offs of $3 million in both the first and fourth quarters of 1996. Nonperforming commercial real estate assets, including other real estate, totaled $119 million at March 31, 1997, and $128 million at year-end 1996.

Nonperforming Assets

Nonperforming assets at March 31, 1997, were $285 million, or 0.4% of total loans and other real estate, compared with $430 million, or 0.7%, one year ago. The following charts illustrate the positive trend in nonperforming assets over the past five quarters.

[BAR CHART APPEARS HERE]

Nonperforming Assets--Period End


In Millions

                   1Q96    2Q96   3Q96   $4Q96   $1Q97
                   ----    ----   ----   -----   -----
Loans............  $391    $356   $309   $262    $257
OREO.............  $ 39    $ 33   $ 26   $ 28    $ 28
                   ----    ----   ----   ----    ----
Total............  $430    $389   $335   $290    $285


[BAR CHART APPEARS HERE]

Nonperforming Assts as a Percentage of
Loans and Other Real Estate -- Period End

1Q96........  0.7%
2Q96........  0.6%
3Q96........  0.5%
4Q96........  0.4%
1Q97........  0.4%

DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and Corporate Investment activities. These instruments include interest rate, currency, commodity and equity swaps, forwards, futures, options, caps, floors, forward rate agreements and other conditional or exchange contracts, and includes both exchange-traded and over-the-counter contracts.

The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $6.6 million in the first quarter of 1997 and by $2.4 million in the first quarter of 1996.

The sale of fixed- and floating-rate credit card receivables as securities to investors subjects fee revenue to interest rate risk. Therefore, interest rate derivatives, whose terms match those of the credit card securitizations, are used to reduce this volatility. Without the use of these instruments, fee revenue would have been reduced by $0.6 million in the first quarter of 1997 and by $2.0 million in the first quarter of 1996.

Credit exposure from derivative financial instruments arises from the risk of a customer default on the derivative contract. The amount of loss created by the default is the replacement cost or current fair value of the defaulted contract. The Corporation utilizes master netting agreements whenever possible to reduce its credit exposure from customer default. These agreements allow the netting of contracts with unrealized losses against contracts with unrealized gains to the same customer, in the event of a customer default. The table below shows the impact of these master netting agreements at March 31, 1997, and December 31, 1996:

---------------------------------------------------------------
                                          March 31  December 31
(In billions)                                 1997         1996
---------------------------------------------------------------

Gross replacement cost................       $17.2        $14.9
     Less: Adjustment due to master           11.8          9.8
      netting agreements..............       -----        -----
Current credit exposure...............         5.4          5.1
     Less: Unrecognized net gains due            -          0.1
      to nontrading activity..........       -----        -----
Balance sheet exposure................       $ 5.4        $ 5.0
                                             =====        =====
---------------------------------------------------------------

The $5.4 billion of total current credit exposure at March 31, 1997, represents the total loss that the Corporation would have suffered had every counterparty been in default on that date. This amount is reduced by any unrealized and unrecognized gains on derivatives used to manage interest rate exposures to arrive at the balance sheet exposure.

Since a derivative's replacement cost, measured by its fair value, is subject to change over the contract's life, the Corporation's evaluation of credit risk incorporates potential increases to the contract's fair value. Potential exposure is calculated with a statistical model that estimates changes over time in exchange rates, interest rates and other relevant factors using a 95% confidence level. This potential credit exposure is calculated on a portfolio basis, incorporating master netting agreements as well as any natural offsets that exist between contracts within the customer's portfolio. In total, the potential credit exposure was approximately $6.9 billion higher than the current exposure at March 31, 1997.

In the first three months of 1997, there were no charge-offs associated with derivative financial instruments.


CAPITAL MANAGEMENT
---------------------------------------------------------------------------------------------------------------------------
Selected Capital Ratios              March 31   December 31   September 30   June 30   March 31                   Corporate
                                         1997          1996           1996      1996       1996                   Guideline
---------------------------------------------------------------------------------------------------------------------------
Common equity/total assets (1).......     7.9%          8.2%           8.1%      7.6%       7.3%                       N/A
Tangible common equity ratio (1).....     7.6           7.8            7.7       7.1        6.9                        N/A
Stockholders' equity/total assets....     8.0           8.6            8.5       7.8        7.5                        N/A
Risk-based capital ratios (1)(2)
   Tier 1............................     9.1           9.2            8.4       8.1        8.1                        7-8%
   Total.............................    13.1          13.3           12.4      12.2       12.3                      11-12%
Leverage ratio (1)(2)................     9.2           9.3            8.1       7.6        7.3                    5.5-7.0%
Double leverage ratio(2).............     106           105            113       114        115  Less Than or Equal to 120%
Dividend payout ratio................      34            34             33        33         35                      30-40%
---------------------------------------------------------------------------------------------------------------------------

(1)  Net of investment in FCCM.
(2) Includes trust preferred capital securities.
N/A - Not Applicable.

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


Economic Capital

An economic capital framework is used to allocate capital to lines of business, products, and customers based on the level and type of risk inherent in the activities. Return on economic capital is a key decision-making tool for managing risk-taking activities, as well as for ensuring that capital is efficiently and profitably employed. Beginning in the first quarter of 1997, the Corporation's economic capital model has been revised, as referenced in the Business Segments section. Enhancements to the model incorporate a more complete and up-to-date assessment of risk based on the evolving nature of the Corporation's activities.

Capital is allocated for two types of risk: portfolio and business. Portfolio risk capital covers the potential for loss of value arising from credit, market and investment risks. The amount is designed to absorb losses to a desired level of statistical confidence. Business risk capital is determined by identifying publicly traded companies with activities comparable to the Corporation's, where possible, and applying their capital structures to the business units. This approach incorporates hard-to-quantify risks such as event, technology and operating risks.

The Corporation has established a Tier 1 capital target necessary to provide management flexibility while maintaining an adequate capital base for its overall risk profile, as measured by the economic capital framework. The long-term target for the Tier 1 ratio is 7% to 8%. This ratio is currently managed to 8%, which is used for capital allocations. Excess capital, defined as common equity above that required for the 8% Tier 1 target, is available for investments and acquisitions. If attractive long-term opportunities are not available over time in core businesses, management intends to return capital to stockholders, typically by way of stock repurchase programs and/or dividend increases.

Other Capital Activities

In October 1996, the Board of Directors authorized the purchase of up to 40 million shares of the Corporation's common stock over the subsequent two to three years. Purchases occur periodically in open market or private transactions. The Corporation bought 7.7 million shares during the first quarter of 1997 at an average price of $58.185 per share. Through March 31, a total of
15.1 million shares had been repurchased under this program.

In February 1997, the Corporation authorized the redemption on April 1 of all shares outstanding of its 5 3/4% Cumulative Convertible Preferred Stock, Series B, and the corresponding redemption of the related depositary shares, each representing a one-hundredth interest in a share of the Convertible Preferred Stock. At March 31, 1997, essentially all of this Series B Preferred Stock had been converted to common shares.


Regulatory Capital

The Corporation endeavors to maintain regulatory capital ratios, including those of the major banking subsidiaries, in excess of the well-capitalized guidelines. To ensure this goal is met, target ranges of 7% to 8% have been established for Tier 1 capital and 11% to 12% for total risk-based capital. As shown in the table on page 20, the Corporation's risk-based capital ratios for Tier 1 and total capital exceeded the regulatory well-capitalized guidelines of 6% and 10%, respectively.

In January 1997, a wholly owned consolidated trust subsidiary of the Corporation issued in the aggregate $250 million of preferred securities, bringing the total issued on behalf of the Corporation to $1 billion. These "Trust Preferred Capital Securities" are tax-advantaged issues that qualify for Tier 1 capital treatment and are included in long-term debt in the Corporation's balance sheet.

The following table shows the components of regulatory risk-based capital and risk-weighted assets.

--------------------------------------------------------------------------
                                          March 31   December 31  March 31
(In millions)                                 1997          1996      1996
--------------------------------------------------------------------------

Regulatory Risk-Based Capital
Tier 1 capital..........................  $  9,266      $  9,186   $ 8,006
Tier 2 capital and other adjustments....     4,127         4,146     4,138
                                          --------      --------   -------
     Total capital......................  $ 13,393      $ 13,332   $12,144
                                          ========      ========   =======

Regulatory Risk-Weighted Assets
Balance sheet risk-weighted assets......  $ 71,878      $ 71,177   $69,825
Off-balance-sheet risk-weighted assets..    30,158        29,078    28,876
                                          --------      --------   -------
     Total risk-weighted assets.........  $102,036      $100,255   $98,701
                                          ========      ========   =======
--------------------------------------------------------------------------

--------------------------------------------------------------------------
Intangible Assets                         March 31   December 31  March 31
(In millions)                                 1997          1996      1996
--------------------------------------------------------------------------

Goodwill................................  $    388      $    397   $   414
Other nonqualifying intangibles.........         4             3         4
                                          --------      --------   -------
     Subtotal...........................       392           400       418
Qualifying intangibles..................        58            69        88
                                          --------      --------   -------
     Total intangibles..................  $    450      $    469   $   506
                                          ========      ========   =======
--------------------------------------------------------------------------

Tier 1 and total capital have been reduced by goodwill and other nonqualifying intangible assets, which totaled $392 million at March 31, 1997, $400 million at December 31, 1996, and $418 million at March 31, 1996.

The Corporation's major banking subsidiaries exceed the regulatory well-capitalized guidelines as shown in the following tables. Major banking subsidiaries include: The First National Bank of Chicago (FNBC), FCC National Bank (FCCNB), American National Bank and Trust Company of Chicago (ANB), NBD Bank (Michigan) (NBD Michigan), and NBD Bank, N.A. (Indiana)(NBD Indiana).

---------------------------------------------------------------------
                                       NBD                      NBD
                             FNBC   Michigan   FCCNB    ANB   Indiana
---------------------------------------------------------------------

March 31, 1997
Risk-based capital ratios
   Tier 1 capital..........   7.7%     9.4%     11.7%   8.5%     9.9%
   Total capital...........  11.2     13.7      14.7   11.2     11.2

Leverage ratio.............   7.5      9.9      11.7    9.2      9.0

---------------------------------------------------------------------
                                       NBD                      NBD
                             FNBC   Michigan   FCCNB   ANB    Indiana
---------------------------------------------------------------------

December 31, 1996
Risk-based capital ratios
   Tier 1 capital..........   7.8%     9.3%     10.6%   8.7%     9.7%
   Total capital...........  11.2     13.5      13.5   11.5     11.0

Leverage ratio.............   7.6      9.6      10.6    9.4      8.9

---------------------------------------------------------------------
                                       NBD                      NBD
                             FNBC   Michigan   FCCNB   ANB    Indiana
---------------------------------------------------------------------

March 31, 1996
Risk-based capital ratios
   Tier 1 capital..........   7.8%     8.1%      9.7%   9.2%    10.6%
   Total capital...........  11.6     11.5      13.0   11.6     11.8

Leverage ratio.............   6.2      8.1       9.7    9.4      8.7

---------------------------------------------------------------------

By maintaining regulatory well-capitalized status, these banks benefit from lower FDIC deposit premiums.

In September 1996, the U.S. bank regulators amended their risk-based capital requirements to incorporate a measure for market risk inherent in the trading portfolio. Under the new market risk requirements, capital will be allocated to support the amount of market risk related to the Corporation's trading activities. The market risk rules are not effective until 1998 and will apply only to institutions with significant trading activities. It is anticipated that both the Corporation and FNBC will be subject to these new rules. It is currently estimated that the rules will not significantly affect the risk-based capital ratios of either entity.

First Chicago NBD Corporation and Subsidiaries
Consolidated Balance Sheet
-------------------------------------------------------------------------------------------------------------------

                                                                                 March 31   December 31   March 31
(Dollars in millions)                                                                1997         1996        1996
-------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks......................................................... $  6,800      $  7,823   $  6,129
Interest-bearing due from banks.................................................    7,169         5,474      8,910
Federal funds sold and securities under resale agreements.......................    6,635         4,197     10,684
Trading assets..................................................................    5,192         4,812      7,226
Derivative product assets.......................................................    5,363         4,974      5,890
Investment securities...........................................................    7,500         7,178      8,185
Loans (net of unearned income--$814, $764 and $627, respectively)...............   66,536        66,414     64,253
 Less allowance for credit losses...............................................   (1,408)       (1,407)    (1,383)
                                                                                 --------      --------   --------
 Loans, net.....................................................................   65,128        65,007     62,870
Premises and equipment..........................................................    1,416         1,415      1,424
Customers' acceptance liability.................................................      576           577        737
Other assets....................................................................    3,354         3,162      3,410
                                                                                 --------      --------   --------
    Total assets................................................................ $109,133      $104,619   $115,465
                                                                                 ========      ========   ========
-------------------------------------------------------------------------------------------------------------------


Liabilities
Deposits
 Demand......................................................................... $ 15,016      $ 15,702   $ 13,566
 Savings........................................................................   21,381        21,722     19,912
 Time...........................................................................   15,078        14,994     16,271
 Foreign offices................................................................   13,452        11,251     14,494
                                                                                 --------      --------   --------
    Total deposits..............................................................   64,927        63,669     64,243
Federal funds purchased and securities under repurchase agreements..............    9,656         7,859     13,110
Other short-term borrowings.....................................................    8,517         7,572     11,519
Long-term debt..................................................................    8,514         8,454      8,011
Acceptances outstanding.........................................................      576           577        737
Derivative product liabilities..................................................    5,134         4,753      5,871
Other liabilities...............................................................    3,024         2,728      3,350
                                                                                 --------      --------   --------
    Total liabilities...........................................................  100,348        95,612    106,841
-------------------------------------------------------------------------------------------------------------------


Stockholders' Equity
Preferred stock.................................................................      290           444        489
Common stock--$1 par value......................................................      320           320        319
                                   March 31, 1997  Dec. 31, 1996  March 31, 1996
                                   --------------  -------------  --------------
  Number of shares authorized.....  750,000,000     750,000,000     750,000,000
  Number of shares issued.........  319,509,175     319,509,189     318,534,928
  Number of shares outstanding....  312,362,710     313,473,520     316,547,238
Surplus.........................................................................    1,988         2,149      2,167
Retained earnings...............................................................    6,682         6,433      5,716
Fair value adjustment on investment securities available-for-sale...............      (10)           38         68
Deferred compensation...........................................................      (88)          (58)       (68)
Accumulated translation adjustment..............................................        6             7          8
Treasury stock at cost--7,146,465; 6,035,669; and
   1,987,690 shares, respectively...............................................     (403)         (326)       (75)
                                                                                 --------      --------   --------
   Stockholders' equity.........................................................    8,785         9,007      8,624
                                                                                 --------      --------   --------
    Total liabilities and stockholders' equity.................................. $109,133      $104,619   $115,465
                                                                                 ========      ========   ========
-------------------------------------------------------------------------------------------------------------------


First Chicago NBD Corporation and Subsidiaries
Consolidated Income Statement
-------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                    March 31  March 31  December 31
(In millions, except per share data)                                                    1997      1996         1996
-------------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees.........................................................        $1,401    $1,412       $1,435
Bank balances.................................................................            96       146           82
Federal funds sold and securities under resale agreements.....................            65       177           57
Trading assets................................................................            69       123           71
Investment securities--taxable................................................            78       109           79
Investment securities--tax-exempt.............................................            25        25           23
                                                                                      ------    ------       ------
          Total...............................................................         1,734     1,992        1,747
-------------------------------------------------------------------------------------------------------------------

Interest Expense
Deposits......................................................................           499       592          511
Federal funds purchased and securities under repurchase agreements............           114       225          107
Other short-term borrowings...................................................           102       153          104
Long-term debt................................................................           143       137          142
                                                                                      ------    ------       ------
          Total...............................................................           858     1,107          864
-------------------------------------------------------------------------------------------------------------------

Net Interest Income...........................................................           876       885          883
Provision for credit losses...................................................           187       175          190
                                                                                      ------    ------       ------
Net Interest Income After Provision for Credit Losses.........................           689       710          693
-------------------------------------------------------------------------------------------------------------------

Noninterest Income
Combined trading profits......................................................            28        36           12
Equity securities gains.......................................................            54        49           71
Investment securities gains...................................................            25        22            -
                                                                                      ------    ------       ------
          Market-driven revenue...............................................           107       107           83
Credit card fee revenue.......................................................           234       207          259
Fiduciary and investment management fees......................................           105       100          102
Service charges and commissions...............................................           213       189          218
                                                                                      ------    ------       ------
          Fee-based revenue...................................................           552       496          579
                                                                                      ------    ------       ------
Other income..................................................................            20        23           20
                                                                                      ------    ------       ------
          Total...............................................................           679       626          682
-------------------------------------------------------------------------------------------------------------------

Noninterest Expense
Salaries and employee benefits................................................           425       436          426
Occupancy expense of premises, net............................................            66        67           64
Equipment rentals, depreciation and  maintenance..............................            54        55           61
Amortization of intangible assets.............................................            18        20           20
Other.........................................................................           237       250          242
                                                                                      ------    ------       ------
          Total...............................................................           800       828          813
-------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes....................................................           568       508          562
Applicable income taxes.......................................................           188       168          185
                                                                                      ------    ------       ------
Net Income....................................................................        $  380    $  340       $  377
                                                                                      ======    ======       ======
Net Income Attributable to Common Stockholders' Equity........................        $  373    $  332       $  370
                                                                                      ======    ======       ======
-------------------------------------------------------------------------------------------------------------------

Earnings Per Share
   Primary....................................................................        $ 1.18    $ 1.04       $ 1.15
   Fully Diluted..............................................................        $ 1.17    $ 1.03       $ 1.14
-------------------------------------------------------------------------------------------------------------------

First Chicago NBD Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
---------------------------------------------------------------------------------------------------
Three Months Ended March 31
(In millions)                                                                      1997      1996
---------------------------------------------------------------------------------------------------
Preferred Stock
  Balance, beginning of period...............................................    $  444    $  489
  Conversion of preferred stock..............................................      (154)        -
                                                                                 ------    ------
  Balance, end of period.....................................................       290       489
                                                                                 ------    ------

Common Stock
  Balance, beginning of period...............................................       320       319
  Issuance of stock..........................................................         -         -
                                                                                 ------    ------
  Balance, end of period.....................................................       320       319
                                                                                 ------    ------
Capital Surplus
  Balance, beginning of period...............................................     2,149     2,185
  Issuance of treasury stock.................................................       (38)      (21)
  Conversion of preferred stock..............................................      (138)        -
  Other......................................................................        15         3
                                                                                 ------    ------
  Balance, end of period.....................................................     1,988     2,167
                                                                                 ------    ------

Retained Earnings
  Balance, beginning of period...............................................     6,433     5,497
  Net income.................................................................       380       340
  Cash dividends declared on common stock....................................      (124)     (113)
  Cash dividends declared on preferred stock.................................        (7)       (8)
                                                                                 ------    ------
  Balance, end of period.....................................................     6,682     5,716
                                                                                 ------    ------

Fair Value Adjustment on Investment Securities Available-for-Sale
  Balance, beginning of period...............................................        38       112
  Change in fair value (net of taxes) and other..............................       (48)      (44)
                                                                                 ------    ------
  Balance, end of period.....................................................       (10)       68
                                                                                 ------    ------

Deferred Compensation
  Balance, beginning of period...............................................       (58)      (39)
  Awards granted, net........................................................       (40)      (33)
  Amortization of deferred compensation......................................         9         6
  Other......................................................................         1        (2)
                                                                                 ------    ------
  Balance, end of period.....................................................       (88)      (68)
                                                                                 ------    ------
Accumulated Translation Adjustment
  Balance, beginning of period...............................................         7         8
  Translation gain (loss), net of taxes......................................        (1)        -
                                                                                 ------    ------
  Balance, end of period.....................................................         6         8
                                                                                 ------    ------

Treasury Stock
  Balance, beginning of period...............................................      (326)     (121)
  Purchase of common stock...................................................      (450)        -
  Conversion of preferred stock..............................................       292         -
  Issuance of stock..........................................................        81        46
                                                                                 ------    ------
  Balance, end of period.....................................................      (403)      (75)
                                                                                 ------    ------

Total Stockholders' Equity, end of period....................................    $8,785    $8,624
                                                                                 =======   ======
-------------------------------------------------------------------------------------------------


First Chicago NBD Corporation and Subsidiaries
Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31
(In millions)                                                                                                       1997      1996
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net income.................................................................................................      $   380   $   340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization............................................................................           61        63
  Provision for credit losses..............................................................................          187       175
  Equity securities gains..................................................................................          (54)      (49)
  Net (increase) in net derivative product balances........................................................           (9)      (29)
  Net (increase) decrease in trading assets................................................................         (455)      939
  Net (increase) in loans held for sale....................................................................          (32)     (219)
  Net decrease in accrued income receivable................................................................           14        18
  Net (decrease) in accrued expenses payable...............................................................           27       342
  Net (increase) decrease in other assets..................................................................            9      (301)
  Other noncash adjustments................................................................................          (20)      (37)
                                                                                                                  -------  -------
  Total adjustments........................................................................................         (272)      902

Net cash provided by operating activities..................................................................          108     1,242

-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities

Net (increase) decrease in federal funds sold and securities under resale agreements.......................       (2,438)    1,014
Purchase of investment securities--available-for-sale......................................................       (2,448)     (647)
Purchase of equity securities--fair value..................................................................          (19)      (35)
Proceeds from maturities of debt securities--available-for-sale............................................          223       969
Proceeds from sales of investment securities--available-for-sale...........................................        1,794       888
Proceeds from sales of equity securities--fair value.......................................................           86       100
Net (increase) decrease in loans...........................................................................         (299)        6
Loan recoveries............................................................................................           38        29
Net proceeds from sales of assets held for accelerated disposition.........................................            1         -
Purchases of premises and equipment........................................................................          (49)      (79)
Proceeds from sales of premises and equipment..............................................................            4        23
Net cash and cash equivalents due to acquisitions and dispositions.........................................            -      (263)
                                                                                                                 -------   -------
Net cash provided by (used in) investing activities........................................................       (3,107)    2,005

-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

Net increase (decrease) in deposits........................................................................        1,294    (4,194)
Net increase (decrease) in federal funds purchased and securities under repurchase
  agreements...............................................................................................        1,797    (2,601)
Net increase in other short-term borrowings................................................................          945     1,717
Proceeds from issuance of long-term debt...................................................................          828       549
Repayment of long-term debt................................................................................         (669)     (727)
Net increase (decrease) in other liabilities...............................................................          109      (215)
Dividends paid.............................................................................................         (121)     (126)
Proceeds from issuance of common and treasury stock........................................................            2         8
Repurchase of common stock.................................................................................         (450)        -
                                                                                                                 -------   -------
Net cash provided by (used in) financing activities........................................................        3,735    (5,589)

-----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents...............................................          (64)     (157)

-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents.......................................................          672    (2,499)

Cash and cash equivalents at beginning of period...........................................................       13,297    17,538
                                                                                                                 -------   -------
Cash and cash equivalents at end of period.................................................................      $13,969   $15,039
                                                                                                                 =======   =======
----------------------------------------------------------------------------------------------------------------------------------

For purposes of this statement, cash and cash equivalents consist of cash and due from banks, whether interest-bearing or not. In the first three months of 1997, $154 million of the Corporation's Cumulative Convertible Preferred Stock was converted into common stock.

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

-------------------------------------------------------------------
                                           Three Months Ended
                                                March 31
(In millions)                                 1997       1996
-------------------------------------------------------------------

Primary
  Net income............................... $  380     $  340
  Preferred stock dividends................     (7)        (8)
                                            ------     ------
  Net income attributable to common
   stockholders' equity.................... $  373     $  332
                                            ======     ======
  Average number of common and
   common-equivalent shares................  316.5      319.2
                                            ======     ======
Fully diluted
  Net income............................... $  380     $  340
  Preferred stock dividends, excluding
   convertible Series B....................     (5)        (5)
                                            ------     ------
  Fully diluted net income................. $  375     $  335
                                            ======     ======
  Average number of shares, assuming
   full dilution...........................  320.8      326.2
                                            ======     ======
-------------------------------------------------------------------

Note 3
------

At March 31, 1997, credit card receivables aggregated $8.7 billion. These receivables are available for sale through credit card securitization programs.

Note 4
------

Nonperforming loans are generally identified as "impaired loans." At March 31, 1997, the recorded investment in loans considered impaired was $257 million, which required a related allowance for credit losses of $42 million. Substantially all of the $257 million in impaired loans required the establishment of an allocated reserve. The average recorded investment in impaired loans was approximately $258 million for the quarter ended March 31, 1997. The Corporation recognized interest income associated with impaired loans of $5 million during the quarter.

Loans 90 days or more past due and still accruing interest amounted to $257 million at March 31, 1997, compared with $268 million at December 31, 1996, and $218 million at March 31, 1996.

Note 5
------

The Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," on January 1, 1996. This Statement requires the capitalization of all mortgage servicing rights, except those related to loans the Corporation originated and has no plan to sell or securitize. Previously, only purchased mortgage servicing rights were capitalized. Implementation of this Statement did not have a material effect on the results of operations.

In 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based
Compensation."   Under the provisions of this Statement, the Corporation elected to retain its current method of measuring and recognizing costs (the intrinsic value method) related to employee stock compensation plans and to disclose the pro forma effect of applying the fair value method contained in SFAS No. 123. Accordingly, there was no financial statement effect related to the adoption of this Statement.

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which generally became effective on a prospective basis beginning January 1, 1997. In October 1996, the FASB tentatively decided to delay the effective date of certain provisions until January 1, 1998. The new Statement primarily establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. Implementation of this Statement did not have a material effect on the results of operations.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which becomes effective for the 1997 Annual Report. Earlier application is not permitted; however, restatement of all prior periods presented is required. The Statement replaces primary earnings per share (EPS) with earnings per common share (basic EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Statement also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that is now required. Earnings per common share for the first quarter of 1997 would have been $1.19 and earnings per share assuming dilution would have been $1.17. Similarly, earnings per common share for the first quarter of 1996 would have been $1.05 and earnings per share assuming dilution would have been $1.03.

Note 6
------

The ratio of income to fixed charges for the three months ended March 31, 1997, excluding interest on deposits was 2.5x, and including interest on deposits was 1.7x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

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

First Chicago NBD Corporation and Subsidiaries
Selected Statistical Information
-------------------------------------------------------------------------------------------
                                             Investment Securities--Available-for-Sale
-------------------------------------------------------------------------------------------
                                                         Gross       Gross
                                          Amortized    Unrealized  Unrealized   Fair Value
March 31, 1997 (In millions)                Cost         Gains       Losses    (Book Value)
-------------------------------------------------------------------------------------------
U.S. Treasury............................   $2,926        $  2        $ 17       $2,911
U.S. government agencies
  Mortgage-backed securities.............    1,471           6          36        1,441
  Collateralized mortgage obligations....       99           -           -           99
  Other..................................      227           2           1          228
States and political subdivisions........      991          41           1        1,031
Other debt securities....................      738           1           2          737
Equity securities (1)(2).................      976         134          57        1,053
                                            ------        ----        ----       ------
    Total................................   $7,428        $186        $114       $7,500
                                            ======        ====        ====       ======
-------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------
                           Three Months Ended March 31, 1997         Three Months Ended March 31, 1996
                          ------------------------------------  --------------------------------------------
                                      Credit Card                             Credit Card
(In millions)             Reported  Securitizations   Adjusted  Reported    Securitizations       Adjusted
------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis..  $    907       $  197       $  1,104  $    913         $  168           $  1,081
Provision for credit
  losses................       187          162            349       175             98                273
Noninterest income......       679          (35)           644       626            (70)               556
Noninterest expense.....       800            -            800       828              -                828
Net income..............       380            -            380       340              -                340

Assets--quarter-end.....  $109,133       $8,597       $117,730  $115,465         $7,552           $123,017
      --average.........   105,133        8,816        113,949   120,708          7,867            128,575
------------------------------------------------------------------------------------------------------------

First Chicago NBD Corporation and Subsidiaries
Five-Quarter Consolidated Income Statement
------------------------------------------------------------------------------------------
                                                       Three Months Ended
(Dollars in millions,                     March 31  Dec. 31  Sept. 30   June 30  March 31
except per share data)                        1997     1996      1996      1996      1996
------------------------------------------------------------------------------------------

Interest Income
Loans, including fees...................... $1,401   $1,435    $1,482    $1,416    $1,412
Bank balances..............................     96       82       112       123       146
Federal funds sold and securities under
 resale agreements.........................     65       57       113       163       177
Trading assets.............................     69       71        96       104       123
Investment securities--taxable.............     78       79        82        94       109
Investment securities--tax-exempt..........     25       23        23        22        25
                                            ------   ------    ------    ------    ------
          Total............................  1,734    1,747     1,908     1,922     1,992
------------------------------------------------------------------------------------------

Interest Expense
Deposits...................................    499      511       527       545       592
Federal funds purchased and securities
 under repurchase agreements...............    114      107       149       190       225
Other short-term borrowings................    102      104       156       139       153
Long-term debt.............................    143      142       134       138       137
                                            ------   ------    ------    ------    ------
          Total............................    858      864       966     1,012     1,107
------------------------------------------------------------------------------------------

Net Interest Income........................    876      883       942       910       885
Provision for credit losses................    187      190       185       185       175
                                            ------   ------    ------    ------    ------
Net Interest Income After Provision for
 Credit Losses.............................    689      693       757       725       710
------------------------------------------------------------------------------------------

Noninterest Income
Combined trading profits (losses)..........     28       12       (12)       22        36
Equity securities gains....................     54       71        50        85        49
Investment securities gains................     25        -         2         3        22
                                            ------   ------    ------    ------    ------
     Market-driven revenue.................    107       83        40       110       107
Credit card fee revenue....................    234      259       228       220       207
Fiduciary and investment management fees...    105      102       100        98       100
Service charges and commissions............    213      218       201       195       189
                                            ------   ------    ------    ------    ------
      Fee-based revenue....................    552      579       529       513       496
                                            ------   ------    ------    ------    ------
Other income...............................     20       20        28        20        23
                                            ------   ------    ------    ------    ------
          Total............................    679      682       597       643       626
------------------------------------------------------------------------------------------

Noninterest Expense
Salaries and employee benefits.............    425      426       419       426       436
Occupancy expense of premises, net.........     66       64        64        64        67
Equipment rentals, depreciation and
 maintenance...............................     54       61        56        55        55
Amortization of intangible assets..........     18       20        20        19        20
Other......................................    237      242       257       250       250
                                            ------   ------    ------    ------    ------
          Total............................    800      813       816       814       828
------------------------------------------------------------------------------------------

Income Before Income Taxes.................    568      562       538       554       508
Applicable income taxes....................    188      185       180       193       168
                                            ------   ------    ------    ------    ------
Net Income................................. $  380   $  377    $  358    $  361    $  340
                                            ======   ======    ======    ======    ======
Net Income Attributable to Common
 Stockholders' Equity...................... $  373   $  370    $  350    $  353    $  332
                                            ======   ======    ======    ======    ======
------------------------------------------------------------------------------------------

Earnings Per Share
    Primary................................  $1.18    $1.15     $1.09     $1.10     $1.04
    Fully Diluted..........................  $1.17    $1.14     $1.08     $1.09     $1.03
------------------------------------------------------------------------------------------

Average number of common and
 common-equivalent shares (in millions)....  316.5    321.4     320.2     320.2     319.2
Average number of shares, assuming full
 dilution (in millions)....................  320.8    327.6     327.5     326.9     326.2


First Chicago NBD Corporation and Subsidiaries
Selected Statistical Information
-------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
-------------------------------------------------------------------------------------------------------------------
Three Months Ended                                             March 31, 1997               December 31, 1996
-------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)              Average             Average    Average             Average
(Dollars in millions)                                   Balance   Interest    Rate     Balance   Interest    Rate
-------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing due from banks.......................  $  6,721     $   96     5.78%  $  5,664     $   82     5.76%
Federal funds sold and securities under
 resale agreements....................................     5,157         66     5.15      4,330         57     5.24
Trading assets........................................     5,016         69     5.57      5,297         72     5.41
Investment securities
  U.S. government and federal agency..................     4,604         71     6.30      4,523         73     6.42
  States and political subdivisions...................     1,101         25     9.15      1,231         27     8.73
  Other...............................................     1,576         32     8.19      1,357         20     5.86
                                                        --------     ------     ----   --------     ------     ----
    Total investment securities.......................     7,281        128     7.14      7,111        120     6.71
Loans (1)(2)
  Domestic offices....................................    61,462      1,350     9.02     62,067      1,384     8.98
  Foreign offices.....................................     3,715         56     6.14      3,427         56     6.50
                                                        --------     ------     ----   --------     ------     ----
    Total loans.......................................    65,177      1,406     8.85     65,494      1,440     8.85
                                                        --------     ------     ----   --------     ------     ----
    Total earning assets (3)..........................    89,352      1,765     8.00     87,896      1,771     8.02
Cash and due from banks...............................     6,556                          6,229
Allowance for credit losses...........................    (1,386)                        (1,417)
Other assets..........................................    10,611                          9,979
                                                        --------                       --------
    Total assets......................................  $105,133                       $102,687
                                                        ========                       ========
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings.............................................  $  9,980     $   53     2.20%  $ 10,371     $   60     2.30%
  Money market........................................    11,423         99     3.52     10,880         97     3.55
  Time................................................    15,029        201     5.41     15,482        220     5.65
  Foreign offices.....................................    12,098        146     4.90     10,913        134     4.88
                                                        --------     ------     ----   --------     ------     ----
    Total deposits--interest-bearing..................    48,530        499     4.17     47,646        511     4.27
Federal funds purchased and securities
 under repurchase agreements..........................     8,849        114     5.20      8,038        107     5.30
Other short-term borrowings...........................     8,001        102     5.16      7,959        104     5.20
Long-term debt........................................     8,526        143     6.83      8,293        142     6.81
                                                        --------     ------     ----   --------     ------     ----
    Total interest-bearing liabilities................    73,906        858     4.71     71,936        864     4.78
Demand deposits.......................................    13,859                         13,934
Other liabilities.....................................     8,432                          7,787
Preferred stock.......................................       419                            465
Common stockholders' equity...........................     8,517                          8,565
                                                        --------                       --------
    Total liabilities and stockholders' equity........  $105,133                       $102,687
                                                        ========                       ========
-------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3)....................               $1,765     8.00%               $1,771     8.02%
Interest expense/earning assets.......................                  858     3.89                   864     3.91
                                                                     ------     ----                ------     ----
Net interest margin...................................               $  907     4.11%               $  907     4.11%
                                                                     ======     ====                ======     ====
-------------------------------------------------------------------------------------------------------------------

(1) Average lease-financing receivables are reduced by related deferred tax liabilities in calculating the average rate.

(2) Nonperforming loans are included in average balances used to determine the average rate.

(3)  Includes tax-equivalent adjustments based on a 35% federal income tax rate.

--------------------------------------------------------------------------------------------
      September 30, 1996                June 30, 1996                  March 31, 1996
--------------------------------------------------------------------------------------------
 Average               Average   Average              Average   Average              Average
 Balance     Interest   Rate     Balance    Interest   Rate     Balance    Interest   Rate
--------------------------------------------------------------------------------------------

 $ 7,891       $  112     5.65%  $  8,765     $  123     5.64%  $  9,686     $  146     6.06%

   8,402          113     5.35     12,264        163     5.35     13,465        177     5.29
   6,577           96     5.81      7,312        105     5.78      8,797        124     5.67

   4,778           78     6.49      5,171         87     6.77      6,197        105     6.81
   1,265           29     9.12      1,354         30     8.91      1,428         32     9.01
   1,248           17     5.42      1,164         18     6.22      1,266         17     5.40
--------       ------     ----   --------     ------     ----   --------     ------     ----
   7,291          124     6.77      7,689        135     7.06      8,891        154     6.97

  62,384        1,429     9.23     60,981      1,361     9.09     60,315      1,358     9.17
   3,578           59     6.56      3,553         60     6.79      3,475         61     7.06
--------       ------     ----   --------     ------     ----   --------     ------     ----
  65,962        1,488     9.08     64,534      1,421     8.96     63,790      1,419     9.05
--------       ------     ----   --------     ------     ----   --------     ------     ----
  96,123        1,933     8.00    100,564      1,947     7.79    104,629      2,020     7.77
   6,352                            6,330                          6,081
  (1,455)                          (1,378)                        (1,335)
   9,695                           10,764                         11,333
--------                         --------                       --------
$110,715                         $116,280                       $120,708
========                         ========                       ========

--------------------------------------------------------------------------------------------

$ 10,940       $   61     2.22%  $ 11,184     $   59     2.12%  $ 11,273     $   64     2.28%
  10,166           92     3.60      9,910         91     3.69      8,645         84     3.91
  15,736          213     5.38     15,881        213     5.39     16,941        234     5.56
  12,898          161     4.97     14,324        182     5.11     15,707        210     5.38
--------       ------     ----   --------     ------     ----   --------     ------     ----
  49,740          527     4.22     51,299        545     4.27     52,566        592     4.53

  11,227          149     5.28     14,622        190     5.23     17,076        225     5.30
  11,773          156     5.27     10,947        139     5.11     11,774        153     5.23
   8,122          134     6.56      8,197        138     6.77      8,079        137     6.82
--------       ------     ----   --------     ------     ----   --------     ------     ----
  80,862          966     4.75     85,065      1,012     4.78     89,495      1,107     4.97
  13,742                           13,863                         13,356
   7,272                            8,680                          9,314
     487                              489                            490
   8,352                            8,183                          8,053
--------                         --------                       --------
$110,715                         $116,280                       $120,708
========                         ========                       ========
--------------------------------------------------------------------------------------------

               $1,933     8.00%               $1,947     7.79%               $2,020     7.77%
                  966     4.00                 1,012     4.05                 1,107     4.26
               ------     ----                ------     ----                ------     ----
               $  967     4.00%               $  935     3.74%               $  913     3.51%
               ======     ====                ======     ====                ======     ====
--------------------------------------------------------------------------------------------

                        Form 10-Q Cross-Reference Index

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1. Financial Statements
----------------------------

                                                                 Page
                                                                 ----

     Consolidated Balance Sheet --
     March 31, 1997 and 1996, and December 31, 1996               23

     Consolidated Income Statement --
     Three months Ended March 31, 1997 and 1996, and
     December 31, 1996                                            24

     Consolidated Statement of Stockholders' Equity --
     Three months Ended March 31, 1997 and 1996                   25

     Consolidated Statement of Cash Flows --
     Three months Ended March 31, 1997 and 1996                   26

     Notes to Consolidated Financial Statements                   27-28

     Selected Statistical Information                             1,
                                                                  15-18,
                                                                  29-32

ITEM 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
          Condition and Results of Operations                     2-22
          -----------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                         34
-------------------------

ITEM 2. Changes in Securities                                     34
-----------------------------

ITEM 3. Defaults Upon Senior Securities                           34
---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders       34
-----------------------------------------------------------

ITEM 5. Other Information                                         34
-------------------------

ITEM 6. Exhibits and Reports on Form 8-K                          34
----------------------------------------


Signatures                                                        35


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

ITEM 5. Other Information
-------------------------

          None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

  (a)     Exhibit 12  Statement re computation of ratio

          Exhibit 27  Financial Data Schedule

  (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1997.

          Date        Item Reported
          ----        -------------

          1/13/97 Announcement that, on February 15, 1997, the Corporation would exchange its Debt Exchangeable for Common Stock (DECS) for shares of the Class A Common Stock of Nextel Communications, Inc.

          1/15/97 The Registrant's earnings for the quarter and year ended December 31, 1996.

          2/7/97 The closing, on January 31, 1997, of the sale of $250,000,000 aggregate liquidation amount of Floating Rate Preferred Securities of First Chicago NBD Capital I and the filing of certain documents in connection therewith.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FIRST CHICAGO NBD CORPORATION
                                                  -----------------------------





Date    May 15, 1997                                       Verne G. Istock
      --------------------                         ----------------------------

                                                           Verne G. Istock
                                                    Principal Executive Officer



Date    May 15, 1997                                    William J. Roberts
      --------------------                         ----------------------------

                                                        William J. Roberts
                                                   Principal Accounting Officer

                                              (Registrant)


                                 EXHIBIT INDEX
                                 -------------


Exhibit Number            Description of Exhibit                      Page
--------------            ----------------------                      ----


  12 -  Statement re computation of ratio                              37

  27 -  Financial Data Schedule                                        38