Form 10-Q
period 1997-06-30
FIRST CHICAGO NBD CORP
filed 1997-08-14
CIK 70040

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1997
                                          -------------

                                       OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to _____________

      Commission file number  1-7127
                             -------

                         FIRST CHICAGO NBD CORPORATION
      ---------------------------------------------------------------
            (exact name of registrant as specified in its charter)


                  DELAWARE                         38-1984850
      -------------------------------------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)       Identification No.)

           ONE FIRST NATIONAL PLAZA CHICAGO, ILLINOIS          60670
      ---------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)
                                 312-732-4000
      ---------------------------------------------------------------
      (Registrant's telephone number, including area code)


                                   NO CHANGE
      ---------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.


         Class                           Number of Shares Outstanding
-------------------------                -----------------------------
Common Stock $1 par value                         295,652,137

--------------------------------------------------------------------------------------------------------------------------
                                      FIVE-QUARTER SUMMARY OF SELECTED FINANCIAL INFORMATION
                                          First Chicago NBD Corporation and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------
                                                    June 30      March 31      December 31     September 30      June 30
(Dollars in millions, except per share data)           1997          1997             1996             1996         1996
--------------------------------------------------------------------------------------------------------------------------
Selected Financial Data for the Quarter
Net interest income...........................         $925          $876             $883             $942         $910
Tax-equivalent adjustment.....................           26            31               24               25           25
                                                     ------        ------            -----           ------       ------
  Net interest income--tax-equivalent basis...          951           907              907              967          935
Provision for credit losses...................          180           187              190              185          185
Noninterest income............................          644           679              682              597          643
Operating expense.............................          825           800              813              798          814
FDIC special assessment.......................            -             -                -               18            -
Net income....................................          378           380              377              358          361
--------------------------------------------------------------------------------------------------------------------------
Earnings Per Share
  Primary.....................................        $1.20         $1.18            $1.15            $1.09        $1.10
  Fully diluted...............................         1.20          1.17             1.14             1.08         1.09
--------------------------------------------------------------------------------------------------------------------------
Net Interest Margin
  Reported....................................         4.12%         4.11%            4.11%            4.00%        3.74%
  Adjusted....................................         4.70          4.73             4.64             4.51         4.38
--------------------------------------------------------------------------------------------------------------------------
At Quarter-End
Assets........................................     $112,595      $109,133         $104,619         $106,694     $113,714
Loans.........................................       67,510        66,536           66,414           66,602       66,431
Deposits......................................       68,018        64,927           63,669           63,679       64,593
Long-term debt................................        9,016         8,514            8,454            7,967        7,951
Common stockholders' equity...................        8,181         8,495            8,563            8,612        8,339
Stockholders' equity..........................        8,471         8,785            9,007            9,087        8,827
--------------------------------------------------------------------------------------------------------------------------
Average Balances
Assets........................................     $108,292      $105,133         $102,687         $110,715     $116,280
Loans.........................................       66,301        65,177           65,494           65,962       64,534
Earning assets................................       92,625        89,352           87,896           96,123      100,564
Deposits......................................       64,586        62,389           61,580           63,482       65,162
Common stockholders' equity...................        8,279         8,517            8,565            8,352        8,183
Stockholders' equity..........................        8,569         8,936            9,030            8,839        8,672
--------------------------------------------------------------------------------------------------------------------------
Financial Ratios
Return on common stockholders' equity.........         18.1%         17.8%            17.2%            16.7%        17.4%
Return on stockholders' equity................         17.7          17.2             16.6             16.1         16.7
Return on assets..............................         1.40          1.47             1.46             1.29         1.25
--------------------------------------------------------------------------------------------------------------------------
Capital Data (1)
Common-equity-to-assets ratio.................          7.3%          7.9%             8.2%             8.1%         7.6%
Regulatory leverage ratio.....................          8.6           9.2              9.3              8.1          7.6
Risk-based capital
     Tier 1 capital ratio.....................          8.6           9.1              9.2              8.4          8.1
     Total capital ratio......................         12.4          13.1             13.3             12.4         12.2
--------------------------------------------------------------------------------------------------------------------------
Common Share and Stockholder Data
For the Quarter Ended
Market price
  High........................................      $65 1/8       $63 5/8          $58 7/8          $45 1/4      $45 1/2
  Low.........................................       51 3/8        51 1/2           45               36 5/8       38 5/8
  At quarter-end..............................       60 1/2        54 1/8           53 3/4           45 1/4       39 1/8
Book value (at quarter-end)...................        27.08         27.20            27.31            27.11        26.31
Dividends declared per common share...........         0.40          0.40             0.40             0.36         0.36
Dividend payout ratio.........................         33.3%         33.9%            34.8%            33.0%        32.7%
Average number of common and common-equivalent
 shares (in millions).........................        310.9         316.5            321.4            320.2        320.2
Average number of shares, assuming full
 dilution (in millions).......................        311.3         320.8            327.6            327.5        326.9
--------------------------------------------------------------------------------------------------------------------------


(1) Net of investment in First Chicago Capital Markets, Inc.

BUSINESS SEGMENTS
-----------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended June 30

                                                                  Regional     Corp. & Inst. Banking      Other
(Dollars in millions,                            Credit Card      Banking          and Corp. Inv.        Activities
 except where noted)                             -----------      -------          -------------         ----------
                                                1997     1996   1997   1996        1997      1996        1997    1996
-----------------------------------------------------------------------------------------------------------------------------------
Net income ...............................      $66       $83   $189   $155        $124      $120        $ (1)    $3
Return on equity..........................       20%       29%    21%    17%         18%       14%        N/M    N/M
Average assets (presecuritized)
 (in billions)............................    $17.2     $17.6  $40.2  $38.6       $59.0     $67.3         0.4      _
Average common equity (in
 billions)................................      1.3       1.1    3.6    3.4         2.8       3.3         0.6    0.4

 ----------------------------------------------------------------------------------------------------------------------------------

                                                             Six Months Ended June 30

                                                                  Regional     Corp. & Inst Banking       Other
(Dollars in millions,                            Credit Card      Banking       and Corp. Inv.           Activities
 except where noted)                             -----------      -------       -------------            ----------
                                               1997     1996    1997   1996     1997     1996          1997      1996
-----------------------------------------------------------------------------------------------------------------------------------
Net income ..............................      $139     $159    $348    $303    $268     $228            $3       $11
Return on equity.........................        21%      28%     19%     17%     19%      13%          N/M       N/M
Average assets (presecuritized)
 (in billions)...........................     $17.4    $17.6   $39.5   $39.2   $58.2    $69.3           0.4       0.1
Average common equity (in
 billions)...............................       1.3      1.1     3.6     3.4     2.8      3.3           0.7       0.3
-----------------------------------------------------------------------------------------------------------------------------------

N/M - Not meaningful

Financial results are reported by major business lines, principally structured around the customer segments served. These major businesses are: Credit Card, Regional Banking (retail and middle market), and Corporate & Institutional Banking and Corporate Investments. Investment management activities, while managed separately, serve customers in both the Regional and Corporate & Institutional Banking segments. Therefore, investment management's financial results are captured within those businesses. To facilitate analysis of trends, Credit Card results are presented before the securitization of credit card receivables ("presecuritized"). See the discussion of net interest income beginning on page 7 and a reconciliation of reported to presecuritized results on page 32. Certain corporate revenues and expenses not allocable to specific lines of business are included in Other Activities.

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

Capital assigned to the business units reflects a standard corporate structure composed of a fixed proportion of common (90%) and other (10%) equity. Any residual equity is held in Other Activities. See page 21 for more information on the Corporation's capital management practices.

Line-of- business financial results for 1996 have been adjusted to reflect the key tenets of the enhanced capital methodology, as well as for organizational changes.


                   EARNINGS CONTRIBUTION BY BUSINESS LINES
                       FOR THE SIX MONTHS ENDED JUNE 30



[PIE CHART APPEARS HERE]
                                                       1997      1996
                                                       ----      ----
Corporate & Institutional Banking
 and Corporate Investments                              35%       33%
Regional Banking                                        46        43
Credit Card                                             18        23
Other Activities                                         1         1

CREDIT CARD
___________________________________________________________________________________________________________________________________
                                                                Three Months Ended    Six Months Ended
(Presecuritized)                                                     June 30              June 30
(Dollars in millions, except where noted)                       1997          1996    1997        1996
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income-tax-equivalent basis................        $398          $367    $783        $732
Provision for credit losses.............................         327           261     645         481
Noninterest income......................................         180           157     366         286
Noninterest expense.....................................         143           131     278         286
Net income..............................................          66            83     139         159
Return on equity........................................          20%           29%     21%         28%
Efficiency ratio (1)....................................          25%           25%     24%         28%
Average loans (in billions).............................       $17.2         $17.4   $17.4       $17.4
Average common equity (in billions).....................         1.3           1.1     1.3         1.1
------------------------------------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

The Corporation reaches consumers nationally through its Credit Card business, known as First Card, which is one of the largest issuers of bank credit cards in the U.S. This segment contributes about one-fifth of the Corporation's earnings.

Net income for Credit Card was $66 million for the second quarter of 1997, versus $83 million a year ago. For the first six months of 1997, net income was $139 million with a return on equity of 21%, down from 28% in 1996. The lower return reflects both the reduction in net income and the higher capital allocation.

Revenues increased more than 10% for both the quarter and year-to-date periods, driven by pricing initiatives. Second quarter expense levels were higher in 1997 due to the timing of advertising expenses. Expenses for the first six months, however, were down 3% from a year ago, reflecting lower overall marketing costs. The positive revenue and expense trends were offset by significantly higher credit costs, up $164 million through June. The rate of increase in credit costs has slowed during 1997, with delinquency rates trending down since the end of 1996.

REGIONAL BANKING

--------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended        Six Months Ended
(Dollars in millions,                                               June 30                 June 30
except where noted)                                           1997          1996        1997        1996
--------------------------------------------------------------------------------------------------------------
Net interest income -- tax-equivalent basis........            $559          $523      $1,099      $1,037
Provision for credit losses........................              25            24          58          53
Noninterest income.................................             227           193         432         388
Noninterest expense................................             457           444         912         887
Net income.........................................             189           155         348         303
Return on equity...................................              21%           17%         19%         17%
Efficiency ratio (1)...............................              58%           62%         60%         62%
Average loans (in billions)........................           $35.6         $34.5       $35.4       $34.2
Average assets (in billions).......................            40.2          38.6        39.5        39.2
Average common equity (in billions)................             3.6           3.4         3.6         3.4
--------------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

The Corporation's Regional Banking business serves local consumers, small businesses and middle market customers through more than 650 offices in Michigan, Indiana and Illinois in addition to a niche business in Florida. Second quarter net income of $189 million was up 22% from a year earlier. Regional Banking contributed net income of $348 million, or 46% of the Corporation's earnings, for the six months June 30, 1997. Return on equity for this segment improved to 21% for the quarter and 19% for the first half.

Retail Banking

--------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended        Six Months Ended
(Dollars in millions,                                                June 30                 June 30
 except where noted)                                           1997          1996        1997        1996
--------------------------------------------------------------------------------------------------------------
Net interest income -- tax-equivalent basis........            $324          $297        $635        $590
Provision for credit losses........................              19            17          40          30
Noninterest income.................................             167           139         310         280
Noninterest expense................................             324           315         650         632
Net income.........................................              91            64         157         129
Return on equity...................................              20%           15%         18%         15%
Efficiency ratio (1)...............................              66%           72%         69%         73%
Average loans (in billions)........................           $17.7         $17.1       $17.5       $16.9
Average assets (in billions).......................            20.2          19.4        19.6        19.6
Average common equity (in billions)................             1.8           1.7         1.8         1.7
--------------------------------------------------------------------------------------------------------------

Middle Market Banking

--------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended        Six Months Ended
(Dollars in millions,                                                June 30                 June 30
 except where noted)                                           1997          1996        1997        1996
--------------------------------------------------------------------------------------------------------------
Net interest income -- tax-equivalent basis........            $235          $226        $464        $447
Provision for credit losses........................               6             7          18          23
Noninterest income.................................              60            54         122         108
Noninterest expense................................             133           129         262         255
Net income.........................................              98            91         191         174
Return on equity...................................              21%           20%         21%         20%
Efficiency ratio (1)...............................              45%           46%         45%         46%
Average loans (in billions)........................           $17.9         $17.4       $17.9       $17.3
Average assets (in billions).......................            20.0          19.2        19.9        19.6
Average common equity (in billions)................             1.8           1.7         1.8         1.7
--------------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

Retail Banking

Net income for the Retail Banking segment of Regional Banking was $91 million for the second quarter, for a return on equity of 20%. For the first half, net income was $157 million, a 22% increase over a year ago.

The 42% increase in earnings for the second quarter over a year ago was driven by strong fundamental revenue growth, augmented by branch and asset sales gains, combined with tight expense control. The increase in the year-over-year provision reflects the deterioration of consumer credit quality.

Middle Market Banking

Net income for the Middle Market segment was $98 million for the second quarter. In the first half of 1997, net income was $191 million, a 10% increase over 1996. Return on equity was a healthy 21% for both the second quarter and first half. This strong performance resulted from solid revenue growth, lower credit costs and tight management of expenses.

CORPORATE & INSTITUTIONAL BANKING AND CORPORATE INVESTMENTS
-----------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended        Six Months Ended
                                                                       June 30                  June 30
(Dollars in millions, except where noted)                        1997          1996        1997        1996
-----------------------------------------------------------------------------------------------------------
Net interest income--tax equivalent basis..................     $ 171         $ 195       $ 343       $ 385
Provision for credit losses................................         1            17           1          41
Noninterest income.........................................       233           250         493         483
Noninterest expense........................................       221           237         430         465
Net income.................................................       124           120         268         228
Return on equity...........................................        18%           14%         19%         13%
Efficiency ratio(1)........................................        55%           53%         51%         54%
Average loans (in billions)................................     $21.7         $20.3       $21.4%      $20.2
Average assets (in billions)...............................      59.0          67.3        58.2        69.3
Average common equity (in billions)........................       2.8           3.3         2.8         3.3
-----------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

The Corporation manages its corporate and institutional activities in two distinct business segments: Corporate & Institutional Banking, which includes customer-based businesses; and Corporate Investments, which comprises activities such as venture capital, leveraged leasing, funding and arbitrage, and the fixed income investment account. Together, these segments contributed $124 million, or about one-third of the Corporation's second quarter net income.

Earnings were $268 million for the first half of 1997, representing an 18% increase over last year. The earnings improvement resulted from significantly lower operating expenses, coupled with virtually no credit costs. Return on equity was 19% for the six-month period.

Corporate & Institutional Banking
----------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended      Six Months Ended
                                                                        June 30               June 30
(Dollars in millions, except where noted)                         1997          1996      1997        1996
----------------------------------------------------------------------------------------------------------
Net increase income--tax equivalent basis.....................    $ 141        $ 169      $ 284      $ 325
Provision for credit losses...................................        1           17          1         41
Noninterest income............................................      154          149        322        316
Noninterest expense...........................................      210          223        407        438
Net income....................................................       58           50        129        103
Return on equity..............................................       10%           7%        12%         7%
Efficiency ratio(1)...........................................       71%          70%        67%        68%
Average loans (in billions)...................................    $20.1        $18.9      $19.9      $18.9
Average assets (in billions)..................................     40.4         46.7       40.5       49.0
Average common equity (in billions)...........................      2.2          2.8        2.2        2.8
----------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

Corporate Investments
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended       Six Months Ended
                                                                                 June 30                June 30
(Dollars in millions, except where noted)                                  1997         1996        1997       1996
------------------------------------------------------------------------------------------------------------------------------------
Net interest income-tax-equivalent basis.................                  $  30        $ 26        $ 59       $ 60
Provision for credit losses..............................                      -           -           -          -
Noninterest income.......................................                     79         101         171        167
Noninterest expense......................................                     11          14          23         27
Net income...............................................                     66          70         139        125
Return on equity.........................................                     42%         53%         44%        48%
Efficiency ratio (1).....................................                     10%         11%         10%        12%
Average loans (in billions)..............................                  $ 1.6        $ 1.4      $ 1.5      $ 1.3
Average assets (in billions).............................                   18.6         20.6       17.7       20.3
Average common equity (in billions)......................                    0.6          0.5        0.6        0.5
------------------------------------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

Corporate & Institutional Banking

Net income for the Corporate & Institutional Banking segment was $58 million for the second quarter of 1997. The segment results benefitted from a 6% decline in expenses and low credit costs, which offset the overall decline in revenues. Revenue was adversely impacted by the strategic decision to exit the global custody and master trust businesses. Return on equity was 10%, up from 7% for the year-ago quarter. The improved profitability reflects the lower capital allocation to this business in 1997 as well as the success of the targeted asset reduction program, which lowered earning assets and net interest income while increasing margins and returns.

In the first half of the 1997, Corporate & Institutional Banking earned $129 million, a 25% increase from a year ago. Lower credit costs and operating expenses drove this improvement. Return on equity increased to 12% from 7% for the first half of 1996.

Corporate Investments

Corporate Investments earned $66 million, or 17% of consolidated net income, for the second quarter of 1997, with a return on equity of 42%. For the first half of 1997, net income was $139 million, for a return on equity of 44%. Leasing revenue and strong trading results led to the first half's 11% earnings improvement. Lower average asset levels reflected the substantial decline in investment securities and short-term assets resulting from last year's asset reduction strategy.

The nature of Corporate Investments implies that it will be a more variable component of earnings going forward than the other business lines. However, because of the Corporation's expertise in this high-return area, continued significant earnings contributions are expected.

OTHER ACTIVITIES
--------------------------------------------------------------------------------
                                     Three Months Ended     Six Months Ended
(Dollars in millions                       June 30              June 30
 except where noted)                 1997         1996      1997       1996
--------------------------------------------------------------------------------
Net income .....................     $ (1)        $ 3       $ 3        $ 11
Average  assets (in billions)...      0.4           -       0.4        0.1
--------------------------------------------------------------------------------

Net income from Other Activities includes unallocated revenue and expense as well as earnings associated with excess capital held at the corporate level. Net income in 1996 included the gain from the sale of the Corporation's Ohio branches.

EARNINGS ANALYSIS

Summary

The Corporation reported record earnings of $1.20 per share for the second quarter of 1997. Net income was $378 million compared with $361 million, or $1.09 per share, for the year-ago quarter.

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended         Six Months Ended
                                                                                 June 30                   June 30
(Dollars in millions, except per share data)                                 1997       1996            1997     1996
------------------------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis.......................            $  951     $  935         $1,858    $1,848
Provision for credit losses.....................................               180        185            367       360
Noninterest income..............................................               644        643          1,323     1,269
Noninterest expense.............................................               825        814          1,625     1,642
Net income......................................................               378        361            758       701

Common Share Data
  Primary earnings per share....................................            $ 1.20     $ 1.10         $ 2.38    $ 2.14
  Average common and common-equivalent
    shares (in millions)........................................             310.9      320.2          313.7     319.7

  Fully diluted earnings per share..............................            $ 1.20     $ 1.09         $ 2.37    $ 2.12
  Average shares, assuming full dilution (in millions)..........             311.3      326.9          316.2     326.4

Return on assets................................................              1.40%      1.25%          1.43%     1.19%
Return on common stockholders' equity...........................              18.1       17.4           17.9      17.0
------------------------------------------------------------------------------------------------------------------------------------

Second-quarter 1997 highlights were:

 .    The adjusted net interest margin was 4.70% for the quarter, reflecting a more profitable mix of earning assets compared with the year-ago quarter.

 .    The provision for credit losses was $180 million, down from both the $185 million reported a year ago and the $187 million for the first quarter of 1997.

 .    Market-driven revenues were $86 million, down from the year-ago quarter as well as from the first quarter of 1997.

 .    Adjusted fee-based revenue rose 12% from a year ago. This growth was driven by increased credit card fee revenue and higher levels of fees associated with both retail and corporate banking products.

 .    Operating expense was $825 million, up 1% from $814 million one year ago.
     The operating efficiency ratio was 51.7%, compared with 51.6% for the second quarter of 1996.

 .    The Corporation's stock repurchase program has been pursued aggressively with approximately 26 million shares or 65% of the targeted 40 million shares repurchased as of June 30, 1997.


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

When credit card receivables are sold in securitization transactions, the net interest income related to these high-yield assets is replaced by fee revenue, net of related credit losses. The average level of securitized receivables was $8.5 billion in the second quarter of 1997, compared with $7.5 billion in the second quarter of 1996.

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

Adjusted net interest income in the second quarter of 1997 was $1.1 billion, unchanged from a year ago. Improved spreads were essentially offset by the reduced level of total average earning assets.

Adjusted net interest margin for the second quarter of 1997 was 4.70%, compared with 4.38% for the year-ago quarter. The increase was attributable to an improved average earning asset mix, principally reflecting the Corporation's successful efforts to reduce low-margin earning assets.

The following charts illustrate trends in net interest income on a tax-equivalent ("TEA") basis, both reported and adjusted, as well as net interest margin over the past five quarters.

  Net Interest Income                             Net Interest Margin
[BAR CHART APPEARS HERE]                         [GRAPH APPEARS HERE]

In Millions

       Net Interest       Adjusted Net                Reported   Adjusted
        Income-TEA    Interest Income-TEA

2Q96     $ 935              $1,100            2Q96      3.74%     4.38%
3Q96       967               1,115            3Q96      4.00%     4.51%
4Q96       907               1,084            4Q96      4.11%     4.64%
1Q97       907               1,101            1Q97      4.11%     4.73%
2Q97       951               1,135            2Q97      4.12%     4.70%

Provision for Credit Losses

Details of the Corporation's credit risk management and performance during the quarter ended June 30, 1997, are presented in the Credit Risk Management section, beginning on page 16.

Noninterest Income

The following table provides a breakdown of the components of noninterest income for the second quarter and the first six months of 1997 as compared with a year ago. In order to provide a more meaningful trend analysis, credit card fee revenue and total noninterest income exclude the amount of net fee revenue (spread income less credit costs) associated with securitized credit card receivables.

-----------------------------------------------------------------------------------------------------------

                                           Three Months Ended      Percent     Six Months Ended        Percent
                                                June 30            Increase          June 30          Increase
(Dollars in millions)                      1997        1996      (Decrease)     1997       1996     (Decrease)
-----------------------------------------------------------------------------------------------------------
Combined trading profits...........       $  36       $  22           64%     $   64     $   58          10%
Equity securities gains............          46          85          (46)        100        134         (25)
Investment securities gains........           4           3           33          29         25          16
                                          -----       -----                   ------     ------
 Market-driven revenue.............          86         110          (22)        193        217         (11)

Credit card fee revenue (1)........         191         169           13         390        306          27
Fiduciary and investment
 management fees...................          99          98            1         204        198           3
Deposit fees (includes
 deficient balance fees)...........         112         101           11         221        202           9

Other service charges and
 commissions.......................         115          94           22         219        182          20
                                          -----       -----                   ------     ------
 Adjusted fee-based revenue........         517         462           12       1,034        888          16
Other income.......................          25          20           25          45         43           5
                                          -----       -----                   ------     ------
 Adjusted noninterest income.......       $ 628       $ 592            6      $1,272     $1,148          11
                                          =====       =====                   ======     ======
--------------------------------------------------------------------------------------------------------------

 (1) Net fee revenue related to the securitized receivables, which is excluded here, totaled $16 million and $51 million for the second quarters of 1997 and 1996, respectively, and $51 million and $121 million for the six months ended 1997 and 1996, respectively.

Combined trading activities generated gains of $36 million for the second quarter of 1997. For the quarter, combined trading profits were above 1996 levels, reflecting increased trading profits in both the global derivatives and foreign exchange trading businesses.

Equity securities gains were $46 million for the second quarter of 1997, compared with $85 million for the second quarter of 1996. Investment securities gains totaled $4 million for the second quarter of 1997, up from the $3 million reported a year ago.

Adjusted for credit card securitizations, credit card fee revenue was $191 million for the second quarter of 1997, up 13% from $169 million in the year-earlier period. The increase primarily reflects higher transaction volume and pricing changes instituted during 1996 to mitigate rising credit costs.

Fiduciary and investment management fees of $99 million were in line with the year-ago quarter, but down slightly from the first quarter of 1997, which included higher revenue from specialized services in the shareholder service business.

Deposit fees increased to $112 million in 1997 from $101 million in 1996. Higher retail deposit and cash management fees contributed to this year-over-year growth. The growth in deposit fees reflects the successful restructuring of deposit-based product offerings, while the growth in cash management fees reflects the expansion of these product offerings to the regional banking business.

Other service charges and commissions increased 22% from the year-ago quarter. Increased transaction flow in the loan syndication management business, as well as higher levels of fees from the sale of investment management products in the retail banking network, contributed to this excellent performance.

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

Noninterest Income

[Bar chart appears here]

(In millions)
          Market Driven   Adjusted Credit    Serv. Chgs &   Fiduciary & Inv    Other     Total
          Revenue         Card Fees          Commissions    Mgmt. Fees         Revenue
2Q96      $110             $169               $195           $ 98               $20       $592
3Q96        40              183                201            100                28        552
4Q96        83              205                218            102                20        628
1Q97       107              199                213            105                20        644
2Q97        86              191                227             99                25        628

Noninterest Expense

Operating expense for the second quarter of 1997 was $825 million, versus $814 million for the second quarter of 1996. For the first six months of 1997, operating expense was 1% below that of a year ago. In addition, the operating efficiency ratio improved to 51.1% for 1997 from 52.7% for the first six months of 1996.

Over the past five quarters, overall expense levels have been maintained within a narrow range, with resultant operating efficiency ratios remaining strong, as indicated by the following charts

Operating Expense

[Bar chart appears here]
(In millions)

               Salaries & Benefits           Other Operating          Total
2Q96                $426                         $388                 $814
3Q96*                419                          379                  798
4Q96                 426                          387                  813
1Q97                 425                          375                  800
2Q97                 426                          399                  825

* Excludes FDIC Special Assessment of $18 million.

Operating Efficiency (1)
[Graph appears here]

2Q96           51.6%
3Q96           51.0
4Q96           51.2
1Q97           50.4
2Q97           51.7

(1) Operating expense as a percentage of total revenue.

-------------------------------------------------------------------------------------------------
Salaries and Employee Benefits       Three Months Ended     Percent    Six Months Ended   Percent
                                          June 30          Increase        June 30       Increase
(Dollars in millions)                   1997      1996    (Decrease)   1997     1996    (Decrease)
-------------------------------------------------------------------------------------------------
Salaries..........................      $354      $355         -%      $704     $711         (1)%
Employee benefits.................        72        71         1        147      151         (3)
                                        ----      ----                 ----     ----
       Total......................      $426      $426         -       $851     $862         (1)
                                        ====      ====                 ====     ====

Average full-time-equivalent
  employees.......................    33,724    34,079        (1)    33,794   34,317         (2)
                                      ======    ======               ======   ======
-------------------------------------------------------------------------------------------------

Overall salary and benefit costs for the second quarter of 1997 were flat with 1996 levels. Annual salary increases were offset by reduced staff levels, resulting from the implementation of both merger-related and business reengineering initiatives.

In conjunction with the integration of the Corporation's various employee benefit programs, postretirement medical benefits were discontinued. As a result, a curtailment gain was recorded that reduced other benefit costs by approximately $6 million for the first quarter of 1997. Aside from this item, employee benefit costs were essentially flat for both the second quarter and first six months of 1997.

---------------------------------------------------------------------------------------------------------------------------
Other Noninterest Expense                  Three Months Ended        Percent           Six Months Ended           Percent
                                                June 30              Increase              June 30               Increase
(Dollars in millions)                      1997         1996        (Decrease)        1997           1996        (Decrease)
---------------------------------------------------------------------------------------------------------------------------
Occupancy expense of premises,
 net..................................     $ 63         $ 64             (2)%         $129           $131            (2)%
Equipment rentals, depreciation and
 maintenance..........................       52           55             (5)           106            110            (4)
Marketing and public relations........       34           28             21             58             70           (17)
Amortization of intangible assets.....       18           19             (5)            36             39            (8)
Telephone.............................       24           20             20             47             40            18
Freight and postage...................       19           22            (14)            42             44            (5)
Travel and entertainment..............       14           14              -             26             26             -
Stationery and supplies...............       14           12             17             26             23            13
Other.................................      161          154              5            304            297             2
                                           ----         ----                          ----          -----
     Total............................     $399         $388              3           $774           $780            (1)
                                           ====         ====                          ====           ====
---------------------------------------------------------------------------------------------------------------------------

Other operating expense was $399 million for the second quarter of 1997, up 3% from 1996. Increased marketing costs in the Credit Card and Regional Banking businesses contributed to this increase. For the six-month period, other operating expense was down 1% from a year ago. Merger savings continued to be channeled into investments in technology and used to fund growth in selected businesses.


Applicable Income Taxes
----------------------------------------------------------------------------------------------------
                                             Three Months Ended                 Six Months Ended
                                                   June 30                          June 30
(Dollars in millions)                       1997             1996            1997             1996
----------------------------------------------------------------------------------------------------
Income before income taxes...........       $564             $554          $1,132            $1,062

Applicable income taxes..............        186              193             374               361

Effective tax rate...................       33.0%            34.8%           33.0%             34.0%
----------------------------------------------------------------------------------------------------


Tax expense in both periods included benefits from tax-exempt income and general business tax credits partially offset by the effect of nondeductible expenses, including goodwill.

LIQUIDITY RISK MANAGEMENT

Liquidity risk is the possibility of being unable to meet all present and future financial obligations in a timely manner. The Corporation considers strong capital ratios, credit quality and core earnings essential to retaining high credit ratings and, thereby, cost-effective access to market liquidity.

The Statement of Cash Flows, on page 28, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of June 30, 1997, the parent company and the major banking subsidiaries had the following long- and short-term debt ratings.

-------------------------------------------------------------------------------------------------------------------------
                                                           Long-Term Debt                   Short-Term Debt
-------------------------------------------------------------------------------------------------------------------------
                                                           S&P          Moody's           S&P              Moody's
-------------------------------------------------------------------------------------------------------------------------
First Chicago NBD Corporation (parent)...................  A+             A1              A-1                 P-1
The Principal Banks......................................  AA-            Aa3             A-1+                P-1
-------------------------------------------------------------------------------------------------------------------------

A large customer deposit base is one of the significant strengths of the Corporation's liquidity position. The Corporation has established a 35% limit on the use of wholesale funds for funding core assets. As of June 30, 1997, its major banking subsidiaries collectively funded 78% of core assets with core liabilities, accessing the wholesale market for only 22% of core asset funding needs.

The following table shows the total funding source mix for the past five quarters.

------------------------------------------------------------------------------------------------------------------------
Deposits and Other Purchased Funds
At period end                                    June 30          March 31     December 31   September 30      June 30
(In millions)                                      1997             1997           1996           1996           1996
------------------------------------------------------------------------------------------------------------------------
Domestic offices
   Demand...................................     $17,142          $15,016         $15,702         $16,242        $14,482
   Savings..................................      21,154           21,381          21,722          20,882         20,890
   Time
     Under $100,000.........................       9,775            9,788           9,851           9,944          9,952
     $100,000 and over......................       5,205            5,290           5,143           5,900          5,864

Foreign offices.............................      14,742           13,452          11,251          10,711         13,405
                                                 -------          -------         -------         -------        -------
       Total deposits.......................      68,018           64,927          63,669          63,679         64,593
------------------------------------------------------------------------------------------------------------------------

Federal funds purchased and securities
 under repurchase agreements.................     10,053            9,656           7,859           8,193         11,630
Commercial paper.............................        876              830             762             864            743
Other short-term borrowings..................      8,972            7,687           6,810           8,966         11,754
Long-term debt...............................      9,016            8,514           8,454           7,967          7,951
                                                 -------          -------         -------         -------        -------
       Total other purchased funds...........     28,917           26,687          23,885          25,990         32,078
                                                 -------          -------         -------         -------        -------
       Total.................................    $96,935          $91,614         $87,554         $89,669        $96,671
                                                 =======          =======         =======         =======        =======
------------------------------------------------------------------------------------------------------------------------

MARKET RISK MANAGEMENT

Overview

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Corporation maintains risk management policies to monitor and limit exposure to market risk. Through its trading activities, the Corporation strives to take advantage of profit opportunities available in interest rate, exchange rate, and other market movements. In asset and liability management activities, policies are in place to minimize structural interest rate and foreign exchange rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

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

Value at risk is intended to measure the maximum amount the Corporation could lose, given a specified confidence level, over a given period of time. Risk points measure the market risk (potential overnight loss) in a capital markets product. Value at risk is monitored in each significant trading portfolio on a daily basis. The following tables show average, maximum and minimum daily value at risk for the second quarter of 1997 and the preceding four quarters, and the actual trading revenue for each quarter.

--------------------------------------------------------------------------------------------------
Daily Value at Risk           June 30      March 31       December 31     September 30     June 30
(In millions)                    1997          1997              1996             1996        1996
--------------------------------------------------------------------------------------------------
Average.................          $24           $21               $24              $26         $32
Maximum.................           27            25                27               30          37
Minimum.................           21            18                21               23          28
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Quarter Ended                 June 30      March 31       December 31     September 30     June 30
(In millions)                    1997          1997              1996             1996        1996
--------------------------------------------------------------------------------------------------

Trading revenue*........          $58           $54               $33              $19         $55
--------------------------------------------------------------------------------------------------

*Includes trading profits and related net interest income.

Value at risk is estimated using statistical models calibrated at a three-standard-deviation confidence interval. The reported value at risk remains somewhat overstated because all offsets and correlations across different trading portfolios are not fully considered in the calculation.

Structural Interest Rate Risk Management

Movements in interest rates can create fluctuations in net interest income and economic value due to an imbalance in the repricing or maturity of assets and liabilities. Asset and liability positions are actively managed with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity.

The following table details the Corporation's interest rate gap position as of June 30, 1997. Interest rate risks in trading and overseas asset and liability positions are assumed to be matched and are managed principally as trading risks. Credit card securitizations, which subject fee revenue to interest rate risk, are included in the gap analysis measure.


---------------------------------------------------------------------------------------------------
Interest Rate Sensitivity
June 30, 1997                           0-90     91-180    181-365      1-5      Beyond
(Dollars in millions)                   days      days       days      years    5 years    Total
---------------------------------------------------------------------------------------------------
Loans................................  $46,651   $ 3,189    $ 4,128   $13,003   $ 3,092   $ 70,063
Investment securities................    1,196       365        963     3,787     1,328      7,639
Other earning assets.................   24,923       178         32        69         -     25,202
Nonearning assets....................   14,694        75        149     1,368     1,626     17,912
                                       -------   -------    -------   -------   -------   --------

     Total assets....................  $87,464   $ 3,807    $ 5,272   $18,227   $ 6,046   $120,816
---------------------------------------------------------------------------------------------------

Deposits.............................  $29,799   $ 3,351    $ 4,531   $14,519   $   979   $ 53,179
Other interest-bearing liabilities...   42,466     2,339      2,402     2,127     2,950     52,284
Noninterest-bearing liabilities......    6,174         7         (9)       (4)      713      6,881
Equity...............................      395       305        409     3,272     4,091      8,472
                                       -------   -------    -------   -------   -------   --------

     Total liabilities and equity....  $78,834   $ 6,002    $ 7,333   $19,914   $ 8,733   $120,816
---------------------------------------------------------------------------------------------------

Balance sheet sensitivity gap........  $ 8,630   $(2,195)   $(2,061)  $(1,687)  $(2,687)         -
---------------------------------------------------------------------------------------------------

Cumulative gap as a % of total assets      7.1%      5.3%       3.6%      2.2%        -          -
---------------------------------------------------------------------------------------------------

Effect of off-balance-sheet ALM
 derivative transactions:
   Specific transactions.............  $(4,368)  $   481    $ 1,806   $   611   $ 1,470          -
   Specific asset or liability pools.   (2,854)      170        454     2,136        94          -
---------------------------------------------------------------------------------------------------

Interest rate sensitivity gap........  $ 1,408   $(1,544)   $   199   $ 1,060   $(1,123)         -
---------------------------------------------------------------------------------------------------

Cumulative gap.......................  $ 1,408   $  (136)   $    63   $ 1,123         -          -
---------------------------------------------------------------------------------------------------

Cumulative gap as a % of total assets      1.2%    (0.1)%       0.1%      0.9%        -          -
---------------------------------------------------------------------------------------------------

The Corporation's policy is to limit the cumulative one-year gap position, including asset and liability management ("ALM") derivatives, to within 4% of total assets. As of June 30, 1997, the cumulative one-year gap position was 0.1% of total assets. The Corporation uses off-balance-sheet transactions, principally interest rate swaps, to adjust the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, to remain structurally neutral to interest rate changes. As shown in the table above, the net result of ALM derivatives was to reduce the cumulative one-year gap position from 3.6% to 0.1% of total assets.

In addition to static gap analysis, an earnings simulation analysis and a value-at-risk measure are performed to identify more dynamic interest rate risk exposures of the businesses, including embedded option positions. The earnings simulation analysis estimates the effect that specific interest rate changes would have on pretax earnings. The Corporation's policy is to limit the change in annual pretax earnings to $100 million from an immediate parallel change in interest rates of 200 basis points. As of June 30, 1997, the estimated earnings sensitivity profile was as follows:

---------------------------------------------------------------------------------
                                                   Immediate Change in Rates
                                                 -----------------------------
(In millions)                                        +200 bp      -200 bp
---------------------------------------------------------------------------------
Pretax earnings change.........................       $(14)          $31
---------------------------------------------------------------------------------

Access to the derivatives market is an important element in maintaining the interest rate risk position within policy guidelines. At June 30, 1997, the notional principal amount of ALM interest rate swaps totaled $9.6 billion, including $4.6 billion against specific transactions and $5.0 billion against specific pools of assets or liabilities. The following table summarizes the interest rate swaps used for asset and liability management purposes.

Asset and Liability Management Swaps--Notional Principal
----------------------------------------------------------------------------------------------------------------

June 30, 1997                                  Receive Fixed            Pay Fixed           Basis
(In millions)                                  Pay Floating          Receive Floating       Swaps        Total
----------------------------------------------------------------------------------------------------------------

                                           Specific        Pool      Specific     Pool       Pool
                                           --------        ----      --------     ----       ----
Swaps associated with:
  Loans.............................         $   10       $  754       $ 38      $  -         $  -      $  802
  Investment securities.............              -            -        240         -            -         240
  Securitized credit card
   receivables......................              -          333          -         -            -         333
  Deposits..........................             50        2,925          -         -            -       2,975
  Funds borrowed (including
    long-term debt).................          4,274            -          -       125          890       5,289
                                             ------       ------       ----      ----         ----      ------

    Total...........................         $4,334       $4,012       $278      $125         $890      $9,639
                                             ======       ======       ====      ====         ====      ======
---------------------------------------------------------------------------------------------------------------

Substantially all ALM interest rate swaps are standard swap contracts. Contractual maturities and weighted average pay and receive rates for the ALM swap position at June 30, 1997, are summarized below. The variable interest rates, which generally are the one-month, three-month and six-month LIBOR rates in effect on the date of repricing, are assumed to remain constant. However, the variable interest rates will change and would affect the related weighted average information presented in the table.


(Dollars in millions)              1997       1998      1999      2000      2001     Thereafter     Total
----------------------------------------------------------------------------------------------------------
Receive fixed/pay
 floating swaps
   Notional amount..........     $1,462     $2,757     $ 633     $ 769     $ 768      $1,957      $8,346
   Weighted average
    Receive rate............       5.97%      6.18%     6.23%     6.17%     7.17%       6.87%       6.40%
    Pay rate................       5.91%      5.87%     5.99%     5.89%     5.95%       5.92%       5.91%

Pay fixed/receive
 floating swaps
   Notional amount..........     $   90     $   57     $  83     $ 110     $  25      $   38      $  403
   Weighted average
    Receive rate............       5.92%      6.06%     5.86%     5.87%     5.96%       5.96%       5.92%
    Pay rate................       7.27%      8.07%     7.99%     7.74%     8.01%       8.01%       7.78%

Basis swaps
   Notional amount..........     $   50     $  815     $  25         -         -           -      $  890
   Weighted average
    Receive rate............       5.84%      5.89%     5.91%        -         -           -        5.89%
    Pay rate................       5.92%      5.90%     5.89%        -         -           -        5.90%

----------------------------------------------------------------------------------------------------------
Total notional amount..........  $1,602     $3,629     $ 741     $ 879     $ 793      $1,995      $9,639
----------------------------------------------------------------------------------------------------------

CREDIT RISK MANAGEMENT

The Corporation has developed policies and procedures to manage the level and composition of risk in its credit portfolio. The objective of this credit risk process is to quantify and manage credit risk on a portfolio basis as well as reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction.

-------------------------------------------------------------------------------------------------------------
Selected Statistical Information
                                                    June 30   March 31   December 31   September 30   June 30
(Dollars in millions)                                  1997       1997          1996           1996      1996
-------------------------------------------------------------------------------------------------------------
At period-end
    Loans outstanding.............................  $67,510    $66,536       $66,414        $66,602   $66,431
    Nonperforming loans...........................      329        257           262            309       356
    Other real estate, net........................       14         28            28             26        33
    Nonperforming assets..........................      343        285           290            335       389
    Allowance for credit losses...................    1,408      1,408         1,407          1,447     1,430
    Nonperforming assets/loans outstanding
     and other real estate, net...................      0.5%       0.4%          0.4%           0.5%      0.6%
    Allowance for credit losses/loans
     outstanding..................................      2.1        2.1           2.1            2.2       2.2
    Allowance for credit losses/nonperforming
     loans........................................      428        548           537            468       402

For the quarter ended
    Average loans.................................  $66,301    $65,177       $65,494        $65,962   $64,534
    Net charge-offs...............................      180        186           190            182       153
    Net charge-offs/average loans.................      1.1%       1.2%          1.2%           1.1%      0.9%
-------------------------------------------------------------------------------------------------------------

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign) and consumer (credit card and other consumer) segments.

-----------------------------------------------------------------------------------------------------------------------
Loan Composition                               June 30        March 31      December 31     September 30        June 30
(In millions)                                     1997            1997             1996             1996           1996
-----------------------------------------------------------------------------------------------------------------------
Commercial risk
 Domestic
  Commercial.........................          $27,851         $28,181          $27,718          $27,537        $26,237
  Real estate
   Construction......................            1,272           1,159            1,057            1,094          1,193
   Other.............................            5,309           5,159            5,103            5,446          5,665
 Lease financing.....................            1,954           1,848            1,820            1,683          1,644
Foreign..............................            4,362           4,022            3,656            3,587          3,790
                                               -------         -------          -------          -------        -------
      Total commercial...............           40,748          40,369           39,354           39,347         38,529
                                               -------         -------          -------          -------        -------
Consumer risk
 Credit cards........................            9,031           8,668            9,601            9,888         10,441
 Secured by real estate (1)..........            9,698           9,483            9,406            9,334          9,231
 Automotive..........................            4,306           4,342            4,423            4,411          4,463
 Other...............................            3,727           3,674            3,630            3,622          3,767
                                               -------         -------          -------          -------        -------
      Total consumer.................           26,762          26,167           27,060           27,255         27,902
                                               -------         -------          -------          -------        -------
      Total..........................          $67,510         $66,536          $66,414          $66,602        $66,431
                                               =======         =======          =======          =======        =======
-----------------------------------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------------------

Allowance for Credit Losses            June 30        March 31         December 31       September 30        June 30
(In millions)                             1997            1997                1996               1996           1996
                                       -------        --------         -----------       ------------        -------

Balance, beginning of quarter.......    $1,408          $1,407              $1,447             $1,430         $1,383
----------------------------------------------------------------------------------------------------------------------

Provision for credit losses.........       180             187               190                 185            185
----------------------------------------------------------------------------------------------------------------------

Charge-offs
  Commercial
    Domestic
       Commercial...................        33              21                  20                 30             21
       Real estate..................         4               2                   7                  2              7
       Lease financing..............         -               2                   -                  3              2
                   Foreign..........         -               -                   -                  2              -
  Consumer
       Credit card..................       170             168                 163                159            141
       Other........................        27              31                  42                 22             20
                                        ------          ------              ------             ------         ------
         Total charge-offs..........       234             224                 232                218            191

----------------------------------------------------------------------------------------------------------------------

Recoveries
  Commercial
    Domestic
       Commercial...................        21              10                  11                 13              9
       Real estate..................         6               4                   4                  6              9
       Lease financing..............         1               -                   -                  1              -
    Foreign.........................         -               2                  11                  1              2
  Consumer
       Credit card..................        15              11                  10                  6             10
       Other........................        11              11                   6                  9              8
                                        ------          ------              ------             ------         ------
         Total recoveries...........        54              38                  42                 36             38

----------------------------------------------------------------------------------------------------------------------

Net charge-offs.....................       180             186                 190                182            153
----------------------------------------------------------------------------------------------------------------------
       Other, net...................         -               -                 (40)                14             15
----------------------------------------------------------------------------------------------------------------------
Balance, end of quarter.............    $1,408          $1,408              $1,407             $1,447         $1,430
                                        ======          ======              ======             ======         ======
----------------------------------------------------------------------------------------------------------------------

Consumer Risk Management

----------------------------------------------------------------------------------------------------
Consumer Loans                                 June 30  March 31  December 31  September 30  June 30
(In millions)                                     1997      1997         1996          1996     1996
----------------------------------------------------------------------------------------------------

Credit card loans............................  $ 9,031   $ 8,668      $ 9,601       $ 9,888  $10,441


Securitized credit card receivables..........    8,221     8,596        8,888         8,039    7,336
                                               -------   -------      -------       -------  -------

   Total managed credit card receivables.....   17,252    17,264       18,489        17,927   17,777

Other consumer loans
   Secured by real estate (1)................    9,698     9,483        9,406         9,334    9,231
   Automotive................................    4,306     4,342        4,423         4,411    4,463
   Other.....................................    3,727     3,674        3,630         3,622    3,767
                                               -------   -------      -------       -------  -------

      Other consumer loans...................   17,731    17,499       17,459        17,367   17,461
                                               -------   -------      -------       -------  -------

      Total..................................  $34,983   $34,763      $35,948       $35,294  $35,238
                                               =======   =======      =======       =======  =======
----------------------------------------------------------------------------------------------------

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

Credit card receivables represent the most significant risk element in the consumer portfolio. The net charge-off rate for credit card receivables was 7.7% for the second quarter of 1997. While this represents an increase over the first quarter, the rate of increase has slowed from the prior two quarters.

---------------------------------------------------------------------------------------------------

Credit Card Receivables                                      For the Quarter Ended
                                          June 30   March 31   December 31   September 30   June 30
(Dollars in millions)                        1997       1997          1996           1996      1996
---------------------------------------------------------------------------------------------------
Average balances:
Credit card loans.......................  $ 8,613    $ 8,673       $ 9,421        $10,497   $ 9,814

Securitized credit card receivables.....    8,460      8,816         8,058          7,219     7,544
                                          -------    -------       -------        -------   -------

   Total average managed credit card
     receivables........................  $17,073    $17,489       $17,479        $17,716   $17,358
                                          =======    =======       =======        =======   =======

Total net charge-offs
 (including securitizations)............  $   326    $   319       $   294        $   265   $   254
                                          =======    =======       =======        =======   =======
Net charge-offs/average total managed
 receivables............................      7.7%       7.4%          6.7%           5.9%      5.9%
                                          =======    =======       =======        =======   =======

Credit Card Delinquency Rate--
 Managed Receivables-Period End
  30 or more days.......................      4.3%       4.4%          4.5%           4.3%      3.8%
  90 or more days.......................      1.7        1.9           1.8            1.6       1.4
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

Commercial loans totaled $40.7 billion at June 30, 1997, up 4% from December 31, 1996, and up 6% from June 30, 1996.

In the commercial portfolio, credit quality is rated according to defined levels of credit risk. The lower categories of credit risk are generally equivalent to the four bank regulatory classifications: Special Mention, Substandard, Doubtful and Loss. These categories define levels of credit deterioration at which it may be increasingly difficult for the Corporation to be fully paid without restructuring the credit.

Each quarter, the Corporation conducts a review of significant lower-rated credit or country exposures. Potential losses are identified during this review, and reserves are adjusted accordingly.

During the second quarter, charge-offs net of recoveries were $9 million in the commercial portfolio. Nonperforming assets totaled $343 million at June 30, 1997.

Commercial Real Estate

Commercial real estate loans include loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

Commercial real estate loans totaled $6.6 billion at June 30, 1997, compared with $6.9 billion a year ago. Commercial real estate loans were $6.2 billion at year-end 1996.

During the second quarter, net recoveries in the commercial real estate portfolio were $2 million. Nonperforming commercial real estate assets, including other real estate, totaled $85 million at June 30, 1997, compared with $135 million a year ago and $128 million at year-end 1996.

Nonperforming Assets

Nonperforming assets at June 30, 1997, were $343 million, or 0.5% of total loans and other real estate, compared with $290 million, or 0.4%, at year-end 1996 and
$285 million, or 0.4%, at March 31, 1997.   The transfer of one commercial
credit to nonperforming status in the second quarter of 1997 accounts for the increase. The following charts illustrate the trends in this area over the last five quarters.

Nonperforming Assets--Period End           Nonperforming Assets as
                                           a Percentage of Loans and
                                           Other Real Estate--Period End
[BAR GRAPH APPEARS HERE]                   [BAR GRAPH APPEARS HERE]

(In millions)
       Loans Oreo  Total
2Q96   $356  $33   $389                           2Q96   0.6%
3Q96    309   26    335                           3Q96   0.5
4Q96    262   28    290                           4Q96   0.4
1Q97    257   28    285                           1Q97   0.4
2Q97    329   14    343                           2Q97   0.5


DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and Corporate Investment activities. These instruments include interest rate, currency, commodity and equity swaps, forwards, futures, options, caps, floors, forward rate agreements and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts.

The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The trend in net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $10.0 million for the second quarter of 1997 and by $15.2 million for the second quarter of 1996.

The sale of fixed- and floating-rate credit card receivables as securities to investors subjects fee revenue to interest rate risk. Therefore, interest rate derivatives, whose terms match those of the credit card securitizations, are used to reduce this volatility. Without the use of these instruments, net fee revenue would have been lower by $0.5 million for the second quarter of 1997 and by $2.3 million for the second quarter of 1996.

Credit exposure from derivative financial instruments arises from the risk of a customer default on the derivative contract. The amount of loss created by the default is the replacement cost or current fair value of the defaulted contract. The Corporation utilizes master netting agreements whenever possible to reduce its credit exposure from customer default. These agreements allow the netting of contracts with unrealized losses against contracts with unrealized gains to the same customer, in the event of a customer default. The table below shows the impact of these master netting agreements at June 30, 1997, and December 31, 1996:


                                                                        June 30        December 31
(In billions)                                                              1997               1996
--------------------------------------------------------------------------------------------------
Gross replacement cost...........................................         $13.7              $14.9
   Less: Adjustment due to master netting agreements.............           9.9                9.8
                                                                          -----              -----
Current credit exposure..........................................           3.8                5.1
   Less: Unrecognized net gains due to nontrading activity.......             -                0.1
                                                                          -----              -----
Balance sheet exposure...........................................         $ 3.8              $ 5.0
                                                                          =====              =====
--------------------------------------------------------------------------------------------------

The $3.8 billion of total current credit exposure at June 30, 1997, represents the total loss that the Corporation would have suffered had every counterparty been in default on that date. This amount is reduced by any unrealized and unrecognized gains on derivatives used to manage interest rate exposures to arrive at the balance sheet exposure.

Since a derivative's replacement cost, measured by its fair value, is subject to change over the contract's life, the Corporation's evaluation of credit risk incorporates potential increases to the contract's fair value. Potential exposure is calculated with a statistical model that estimates changes over time in exchange rates, interest rates and other relevant factors using a 95% confidence level. This potential credit exposure is calculated on a portfolio basis, incorporating master netting agreements as well as any natural offsets that exist between contracts within the customer's portfolio. In total, the potential credit exposure was approximately $6.2 billion higher than the current exposure at June 30, 1997.

For the first six months of 1997, there were no charge-offs associated with derivative financial instruments.

CAPITAL MANAGEMENT

-------------------------------------------------------------------------------------------------------------------------------
Selected Capital Ratios                  June 30   March 31   December 31   September 30   June 30                   Corporate
                                            1997       1997          1996           1996      1996                   Guideline
-------------------------------------------------------------------------------------------------------------------------------


Common equity/total assets (1)........       7.3%       7.9%          8.2%           8.1%      7.6%                        N/A
Tangible common equity ratio (1)......       7.1        7.6           7.8            7.7       7.1                         N/A
Stockholders' equity/total assets.....       7.5        8.0           8.6            8.5       7.8                         N/A
Risk-based capital ratios (1)(2)
     Tier 1...........................       8.6        9.1           9.2            8.4       8.1                         7-8%
     Total............................      12.4       13.1          13.3           12.4      12.2                       11-12%
Regulatory leverage ratio (1)(2)......       8.6        9.2           9.3            8.1       7.6                     5.5-7.0%
Double leverage ratio(2)..............       111        106           105            113       114   less than or equal to 120%
Dividend payout ratio.................        33         34            34             33        33                       30-40%
-------------------------------------------------------------------------------------------------------------------------------
(1)  Net of investment in FCCM.
(2)  Includes trust preferred capital securities.
N/A - Not Applicable.


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

Economic Capital

An economic capital framework is used to allocate capital to lines of business, products and customers based on the level and type of risk inherent in the activities. Return on economic capital is a key decision-making tool for managing risk-taking activities, as well as for ensuring that capital is efficiently and profitably employed. Beginning in the first quarter of 1997, the Corporation's economic capital model has been revised as referenced in the Business Segments section, on page 2. Enhancements to the model incorporate a more complete and up-to-date assessment of risk based on the evolving nature of the Corporation's activities.

Capital is allocated for two types of risk: portfolio and business. Portfolio risk capital covers the potential for loss of value arising from credit, market and investment risks. The amount of such capital is calculated to absorb losses to a desired level of statistical confidence. Business risk capital is determined by identifying publicly traded companies with activities comparable with the Corporation's, where possible, and applying their capital structures to the business units. This approach incorporates hard-to-quantify risks such as event, technology and operating margin risks.

The Corporation has established a Tier 1 capital target necessary to provide management flexibility while maintaining an adequate capital base for its overall risk profile, as measured by the economic capital framework. The long-term target for the Tier 1 ratio is 7% to 8%. This ratio is currently managed to 8%, which is used for line of business capital allocations. Excess capital, defined as common equity above that required for the 8% Tier 1 target, is
available for investments and acquisitions.    If attractive long-term
opportunities are not available over time in core businesses, management intends to return excess capital to stockholders, typically by way of stock repurchase programs and/or dividend increases.


Other Capital Activities

In October 1996, the Board of Directors authorized the purchase of up to 40 million shares of the Corporation's common stock over the subsequent two to three years. Purchases occur periodically in open market or private transactions. The Corporation bought approximately 11 million shares during the second quarter of 1997 at an average price of $57.394 per share. Through June 30, approximately 26 million shares had been repurchased under this program.

In February 1997, the Corporation authorized the redemption on April 1 of all shares outstanding of its 5 3/4% Cumulative Convertible Preferred Stock, Series B, and the corresponding redemption of the related depositary shares, each representing a one-hundredth interest in a share of the Convertible Preferred Stock. At March 31, 1997, essentially all of this Series B Preferred Stock had been converted to shares of the Corporation's common stock.

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

                  Tier 1 and Total Capital Ratios--Period End

                           [BAR GRAPH APPEARS HERE]

              Tier 1  Total
6/30/96       8.1%    12.2%

12/31/96      9.2     13.3

6/30/97       8.6     12.4

Regulatory
Guidelines      6%      10%

In January 1997, a wholly owned consolidated trust subsidiary of the Corporation issued in the aggregate $250 million of preferred securities, bringing the total trust preferred securities issued on behalf of the Corporation to $1 billion. These "Trust Preferred Capital Securities" are tax-advantaged issues that qualify for Tier 1 capital treatment and are included in long-term debt in the Corporation's balance sheet.

The following table shows the components of the Corporation's regulatory risk-based capital and risk-weighted assets.

--------------------------------------------------------------------------------------------------------------

                                                                    June 30        December 31         June 30
(In millions)                                                          1997               1996            1996
--------------------------------------------------------------------------------------------------------------
Regulatory Risk-Based Capital
Tier 1 capital...........................................          $  8,930           $  9,186        $  8,260
Tier 2 capital and other adjustments.....................             4,009              4,146           4,093
                                                                   --------           --------        --------
     Total capital.......................................          $ 12,939           $ 13,332        $ 12,353
                                                                   ========           ========        ========

Regulatory Risk-Weighted Assets
Balance sheet risk-weighted assets.......................          $ 73,755           $ 71,177        $ 71,937
Off-balance-sheet risk-weighted assets...................            30,340             29,078          29,634
                                                                   --------           --------        --------

     Total risk-weighted assets..........................          $104,095           $100,255        $101,571
                                                                   ========           ========        ========
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Intangible Assets                                                   June 30        December 31         June 30
(In millions)                                                          1997               1996            1996
--------------------------------------------------------------------------------------------------------------

Goodwill.................................................          $    381           $    397        $    412
Other nonqualifying intangibles..........................                 3                  3               4
                                                                   --------           --------        --------
     Subtotal............................................               384                400             416
Qualifying intangibles...................................                52                 69              84
                                                                   --------           --------        --------
     Total intangibles...................................          $    436           $    469        $    500
                                                                   ========           ========        ========
--------------------------------------------------------------------------------------------------------------

Tier 1 and total capital have been reduced by goodwill and other nonqualifying intangible assets, which totaled $384 million at June 30, 1997, $400 million at December 31, 1996, and $416 million at June 30, 1996.

The Corporation's major banking subsidiaries exceed the regulatory well-capitalized guidelines as shown in the following tables. Major banking subsidiaries include: The First National Bank of Chicago (FNBC), FCC National Bank (FCCNB), American National Bank and Trust Company of Chicago (ANB), NBD Bank (Michigan), and NBD Bank, N.A. (Indiana). By maintaining well-capitalized regulatory status, these banks benefit from lower FDIC deposit premiums.

------------------------------------------------------------------------------------------------------------------------------
                                                                      NBD                                                NBD
                                                  FNBC              Michigan             FCCNB              ANB        Indiana
--------------------------------------------------------------------------------------------------------------------------------
June 30, 1997
Risk-based capital ratios
     Tier 1 capital.......................         7.6%                9.9%               11.7%             8.4%         9.8%
     Total capital........................        11.3                14.3                14.5             11.6         11.1

Regulatory leverage ratio.................         7.4                10.0                12.2              9.2          9.0
------------------------------------------------------------------------------------------------------------------------------
                                                                      NBD                                                NBD
                                                  FNBC              Michigan             FCCNB              ANB        Indiana
------------------------------------------------------------------------------------------------------------------------------
December 31, 1996
Risk-based capital ratios
     Tier 1 capital.......................         7.8%                9.3%               10.6%             8.7%         9.7%
     Total capital........................        11.2                13.5                13.5             11.5         11.0

Regulatory leverage ratio.................         7.6                 9.6                10.6              9.4          8.9
------------------------------------------------------------------------------------------------------------------------------
                                                                      NBD                                                NBD
                                                  FNBC              Michigan             FCCNB              ANB        Indiana
------------------------------------------------------------------------------------------------------------------------------
June 30, 1996
Risk-based capital ratios
     Tier 1 capital.......................         7.0%                8.9%                8.6%             8.9%        10.6%
     Total capital........................        10.5                12.6                11.5             11.2         11.8

Regulatory leverage ratio.................         5.8                 9.5                 9.4              9.4          8.7
------------------------------------------------------------------------------------------------------------------------------

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

First Chicago NBD Corporation and Subsidiaries
Consolidated Balance Sheet

----------------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30     December 31         June 30
(Dollars in millions)                                                                         1997            1996            1996
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks............................................................     $    7,969     $     7,823     $     6,898
Interest-bearing due from banks....................................................          7,705           5,474           7,348
Federal funds sold and securities under resale agreements..........................          8,185           4,197           9,908
Trading assets.....................................................................          4,752           4,812           6,688
Derivative product assets..........................................................          3,761           4,974           5,165
Investment securities..............................................................          8,265           7,178           7,507
Loans (net of unearned income--$954, $764 and $664, respectively)..................         67,510          66,414          66,431
  Less allowance for credit losses.................................................         (1,408)         (1,407)         (1,430)
                                                                                        ----------     -----------     -----------
  Loans, net.......................................................................         66,102          65,007          65,001
Premises and equipment.............................................................          1,407           1,415           1,416
Customers' acceptance liability....................................................            661             577             721
Other assets.......................................................................          3,788           3,162           3,062
                                                                                        ----------     -----------     -----------
     Total assets..................................................................     $  112,595     $   104,619     $   113,714
                                                                                        ==========     ===========     ===========
----------------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits
  Demand...........................................................................     $   17,142     $    15,702     $    14,482
  Savings..........................................................................         21,154          21,722          20,890
  Time.............................................................................         14,980          14,994          15,816
  Foreign offices..................................................................         14,742          11,251          13,405
                                                                                        ----------     -----------     -----------
     Total deposits................................................................         68,018          63,669          64,593
Federal funds purchased and securities under repurchase agreements.................         10,053           7,859          11,630
Other short-term borrowings........................................................          9,848           7,572          12,497
Long-term debt.....................................................................          9,016           8,454           7,951
Acceptances outstanding............................................................            661             577             721
Derivative product liabilities.....................................................          3,844           4,753           5,213
Other liabilities..................................................................          2,684           2,728           2,282
                                                                                        ----------     -----------     -----------
      Total liabilities............................................................        104,124          95,612         104,887
----------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock....................................................................            290             444             488
Common stock--$1 par value.........................................................            320             320             319
                                      June 30, 1997   Dec. 31, 1996   June 30, 1996
                                      -------------   -------------   -------------
     Number of shares authorized.....  750,000,000     750,000,000     750,000,000
     Number of shares issued.........  319,509,163     319,509,189     318,920,406
     Number of shares outstanding....  302,064,635     313,473,520     316,998,429
Surplus............................................................................          1,985           2,149           2,176
Retained earnings..................................................................          6,933           6,433           5,954
Fair value adjustment on investment securities available-for-sale..................             18              38              17
Deferred compensation..............................................................            (87)            (58)            (58)
Accumulated translation adjustment.................................................              6               7               7
Treasury stock at cost--17,444,528; 6,035,669; and 1,921,977 shares, respectively..           (994)           (326)            (76)
                                                                                        ----------     -----------     -----------
     Stockholders' equity..........................................................          8,471           9,007           8,827
                                                                                        ----------     -----------     -----------
          Total liabilities and stockholders' equity...............................     $  112,595     $   104,619     $   113,714
                                                                                        ==========     ===========     ===========
----------------------------------------------------------------------------------------------------------------------------------

First Chicago NBD Corporation and Subsidiaries
Consolidated Income Statement
------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended        Six Months Ended
                                                                                         June 30                  June 30
(In millions, except per share data)                                                1997         1996        1997         1996
------------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees.......................................................      $1,484       $1,416      $2,885       $2,828
Bank balances...............................................................         114          123         210          269
Federal funds sold and securities under resale agreements...................          77          163         142          340
Trading assets..............................................................          67          104         136          227
Investment securities--taxable..............................................          89           94         167          203
Investment securities--tax-exempt...........................................          29           22          54           47
                                                                                  ------       ------      ------       ------
          Total.............................................................       1,860        1,922       3,594        3,914
------------------------------------------------------------------------------------------------------------------------------

Interest Expense
Deposits....................................................................         544          545       1,043        1,137
Federal funds purchased and securities under repurchase agreements..........         124          190         238          415
Other short-term borrowings.................................................         121          139         223          292
Long-term debt..............................................................         146          138         289          275
                                                                                  ------       ------      ------       ------
          Total.............................................................         935        1,012       1,793        2,119
-------------------------------------------------------------------------------------------------------------------------------

Net Interest Income.........................................................         925          910       1,801        1,795
Provision for credit losses.................................................         180          185         367          360
                                                                                  ------       ------      ------       ------
Net Interest Income After Provision for Credit Losses.......................         745          725       1,434        1,435
-------------------------------------------------------------------------------------------------------------------------------

Noninterest Income
Combined trading profits....................................................          36           22          64           58
Equity securities gains.....................................................          46           85         100          134
Investment securities gains.................................................           4            3          29           25
                                                                                  ------       ------      ------       ------
          Market-driven  revenue............................................          86          110         193          217
Credit card fee revenue.....................................................         207          220         441          427
Fiduciary and investment management fees....................................          99           98         204          198
Service charges and commissions.............................................         227          195         440          384
                                                                                  ------       ------      ------       ------
          Fee-based revenue.................................................         533          513       1,085        1,009
                                                                                  ------       ------      ------       ------
Other income................................................................          25           20          45           43
                                                                                  ------       ------      ------       ------
          Total.............................................................         644          643       1,323        1,269
-------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense
Salaries and employee benefits..............................................         426          426         851          862
Occupancy expense of premises, net..........................................          63           64         129          131
Equipment rentals, depreciation and maintenance.............................          52           55         106          110
Amortization of intangible assets...........................................          18           19          36           39
Other.......................................................................         266          250         503          500
                                                                                  ------       ------      ------       ------
          Total.............................................................         825          814       1,625        1,642
-------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes..................................................         564          554       1,132        1,062
Applicable income taxes.....................................................         186          193         374          361
                                                                                  ------       ------      ------       ------
Net Income..................................................................      $  378       $  361      $  758       $  701
                                                                                  ======       ======      ======       ======
Net Income Attributable to Common Stockholders' Equity......................      $  373       $  353      $  746       $  685
                                                                                  ======       ======      ======       ======
--------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share
     Primary................................................................       $1.20        $1.10       $2.38        $2.14
     Fully Diluted..........................................................       $1.20        $1.09       $2.37        $2.12


First Chicago NBD Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30
(In millions)                                                                                     1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Preferred Stock
  Balance, beginning of period.........................................................         $   444         $  489
  Conversion of preferred stock........................................................            (154)            (1)
                                                                                                -------         ------
  Balance, end of period...............................................................             290            488
                                                                                                -------         ------

Common Stock
  Balance, beginning of period.........................................................             320            319
  Issuance of stock....................................................................               -              -
                                                                                                -------         ------
  Balance, end of period...............................................................             320            319
                                                                                                -------         ------

Capital Surplus
  Balance, beginning of period.........................................................           2,149          2,185
  Issuance of treasury stock...........................................................             (55)           (40)
  Conversion of preferred stock........................................................            (138)            17
  Other................................................................................              29             14
                                                                                                -------         ------
  Balance, end of period...............................................................           1,985          2,176
                                                                                                -------         ------

Retained Earnings
  Balance, beginning of period.........................................................           6,433          5,497
  Net income...........................................................................             758            701
  Cash dividends declared on common stock..............................................            (246)          (228)
  Cash dividends declared on preferred stock...........................................             (12)           (16)
                                                                                                -------         ------
  Balance, end of period...............................................................           6,933          5,954
                                                                                                -------         ------

Fair Value Adjustment on Investment Securities Available-for-Sale
  Balance, beginning of period.........................................................              38            112
  Change in fair value (net of taxes) and other........................................             (20)           (95)
                                                                                                -------         ------
  Balance, end of period...............................................................              18             17
                                                                                                -------         ------

Deferred Compensation
  Balance, beginning of period.........................................................             (58)           (39)
  Awards granted, net..................................................................             (42)           (31)
  Amortization of deferred compensation................................................              19             11
  Other................................................................................              (6)             1
                                                                                                -------         ------
  Balance, end of period...............................................................             (87)           (58)
                                                                                                -------         ------

Accumulated Translation Adjustment
  Balance, beginning of period.........................................................               7              8
  Translation gain (loss), net of taxes................................................              (1)            (1)
                                                                                                -------         ------
  Balance, end of period...............................................................               6              7
                                                                                                -------         ------

Treasury Stock
  Balance, beginning of period.........................................................            (326)          (121)
  Purchase of common stock.............................................................          (1,056)           (17)
  Conversion of preferred stock........................................................             292              -
  Issuance of stock....................................................................              96             62
                                                                                                -------         ------
  Balance, end of period...............................................................            (994)           (76)
                                                                                                -------         ------

Total Stockholders' Equity, end of period..............................................         $ 8,471         $8,827
                                                                                                =======         ======
----------------------------------------------------------------------------------------------------------------------

First Chicago NBD Corporation and Subsidiaries
Consolidated Statement of Cash Flows
------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30
(In millions)                                                                                        1997           1996
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net income................................................................................        $   758        $   701
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization..........................................................            123            125
   Provision for credit losses............................................................            367            360
   Equity securities gains................................................................           (100)          (134)
   Net  decrease in net derivative product balances......................................             304             38
   Net (increase) decrease in trading assets..............................................            (16)         1,479
   Net (increase) decrease in loans held for sale.........................................             60            (13)
   Net (increase) decrease in accrued income receivable...................................            (36)            80
   Net  (decrease) in accrued expenses payable............................................            (50)           (37)
   Net (increase) in other assets.........................................................           (471)          (113)
   Other noncash adjustments..............................................................            (36)          (183)
                                                                                                  -------        -------
   Total adjustments......................................................................            145          1,602

Net cash provided by operating activities.................................................            903          2,303
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities

Net (increase) decrease in federal funds sold and securities under resale agreements......         (3,988)         1,790
Purchase of investment securities--available-for-sale.....................................         (5,220)        (2,164)
Purchase of equity securities--fair value.................................................            (51)           (49)
Proceeds from maturities of debt securities--available-for-sale...........................            639          1,825
Proceeds from sales of investment securities--available-for-sale..........................          3,478          1,984
Proceeds from sales of equity securities--fair value......................................            126            184
Net (increase) in loans...................................................................         (1,600)        (2,461)
Loan recoveries...........................................................................             92             67
Net proceeds from sales of assets held for accelerated disposition........................              1              -
Purchases of premises and equipment.......................................................            (88)          (148)
Proceeds from sales of premises and equipment.............................................              9             56
Net cash and cash equivalents due to acquisitions and dispositions........................              -           (250)
                                                                                                  -------        -------

Net cash provided by (used in) investing activities.......................................         (6,602)           834
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

Net increase (decrease) in deposits.......................................................          4,367         (3,745)
Net increase (decrease) in federal funds purchased and securities under repurchase
   agreements.............................................................................          2,193         (4,081)
Net increase in other short-term borrowings...............................................          2,276          2,695
Proceeds from issuance of long-term debt..................................................          5,578          1,291
Repayment of long-term debt...............................................................         (4,922)        (1,534)
Net (decrease) in other liabilities.......................................................            (47)          (437)
Dividends paid............................................................................           (265)          (243)
Proceeds from issuance of common and treasury stock.......................................              -             17
Repurchase of common stock................................................................         (1,056)           (17)
                                                                                                  -------        -------
Net cash provided by (used in) financing activities.......................................          8,124         (6,054)
------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents..............................            (48)          (375)
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents......................................          2,377         (3,292)

Cash and cash equivalents at beginning of period..........................................         13,297         17,538
                                                                                                  -------        -------
Cash and cash equivalents at end of period................................................        $15,674        $14,246
                                                                                                  =======        =======
------------------------------------------------------------------------------------------------------------------------

For purposes of this statement, cash and cash equivalents consist of cash and due from banks, whether interest-bearing or not. In the first six months of 1997, $154 million of the Corporation's 5 3/4% Cumulative Convertible Preferred Stock, Series B, was converted into common stock.

Notes to Consolidated Financial Statements

Note 1

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


--------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended   Six Months Ended
                                                                                June 30              June 30
(In millions)                                                               1997       1996      1997       1996
--------------------------------------------------------------------------------------------------------------------

Primary
  Net income........................................................        $  378     $  361    $  758     $  701
  Preferred stock dividends.........................................             5          8        12         16
                                                                            ------     ------    ------     ------
  Net income attributable to common stockholders' equity............        $  373     $  353    $  746     $  685
                                                                            ======     ======    ======     ======
  Average number of common and common-equivalent shares.............         310.9      320.2     313.7      319.7
                                                                            ======     ======    ======     ======
Fully diluted
  Net income........................................................        $  378     $  361    $  758     $  701
  Preferred stock dividends, excluding convertible Series B.........             5          5        10         10
                                                                            ------     ------    ------     ------
  Fully diluted net income..........................................        $  373     $  356    $  748     $  691
                                                                            ======     ======    ======     ======
  Average number of shares, assuming full dilution..................         311.3      326.9     316.2      326.4
                                                                            ======     ======    ======     ======
---------------------------------------------------------------------------------------------  ---------------------

Note 3
------

At June 30, 1997, credit card receivables aggregated $9.0 billion. These receivables are available for sale through credit card securitization programs.

Note 4

Nonperforming loans are generally identified as "impaired loans." At June 30, 1997, the recorded investment in loans considered impaired was $329 million, which required a related allowance for credit losses of $46 million. Substantially all of the $329 million in impaired loans required the establishment of an allocated reserve. The average recorded investment in impaired loans was approximately $267 million for the quarter ended June 30, 1997. The Corporation recognized interest income associated with impaired loans of $4 million during the quarter.

Loans 90 days or more past due and still accruing interest amounted to $256 million at June 30, 1997, compared with $268 million at December 31, 1996, and $197 million at June 30, 1996.

Note 5

Derivative financial instruments used in trading activities are carried at estimated fair value. Such instruments include swaps, forwards, spot, futures, options, caps, floors and forward rate agreements in the interest rate, foreign exchange, commodity and equity markets. The estimated fair values are based on quoted market prices or pricing and valuation models on a present value basis using current market information. Realized and unrealized gains and losses are included in noninterest income as combined trading profits. Where appropriate, compensation for credit risk and ongoing servicing is deferred and recorded as income over the term of the derivative financial instrument.

Derivative financial instruments used in asset and liability management ("ALM") activities, principally interest rate swaps, are required to meet specific criteria. Such interest rate swaps are designated as ALM derivatives; are linked to and adjust the interest rate sensitivity of a specific asset, liability, firm commitment, or anticipated transaction or a specific pool of transactions with similar risk characteristics; and have the effect of reducing the Corporation's structural interest rate risk at inception. Interest rate swaps that do not meet these criteria are designated as derivatives used in trading activities and are accounted for at estimated fair value.

Income or expense on most ALM derivatives used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the linked exposures over the periods covered by the contracts. This matches the income recognition treatment of the linked exposure, generally assets or liabilities carried at historical cost, which are recorded on an accrual basis. If an interest rate swap is terminated early, any resulting gain or loss is deferred and amortized as an adjustment of the yield on the linked interest rate exposure position over the remaining periods originally covered by the terminated swap. If all or part of a linked position is terminated, e.g., a linked asset is sold or prepaid, or if the amount of an anticipated transaction is likely to be less than originally expected, the related pro rata portion of any unrecognized gain or loss on the swap is recognized in earnings at that time and the related pro rata portion of the swap is subsequently accounted for at estimated fair value.

Purchased option, cap and floor contracts are reported in derivative product assets, and written option, cap and floor contracts are reported in derivative product liabilities. For other derivative financial instruments, an unrealized gain is reported in derivative product assets and an unrealized loss is reported in derivative product liabilities. However, fair value amounts recognized for derivative financial instruments executed with the same counterparty under a legally enforceable master netting arrangement are reported on a net basis.
Cash flows from derivative financial instruments are reported net as operating activities.

Note 6

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

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which becomes effective for the 1997 Annual Report. Earlier application is not permitted; however, restatement of all prior periods presented is required. The Statement replaces primary earnings per share (EPS) with earnings per common share (basic EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Statement also requires presentation of EPS assuming dilution. This is computed similarly to the fully diluted EPS that is now required. Earnings per common share for the second quarter of 1997 would have been $1.22 and earnings per share assuming dilution would have been $1.20. Similarly, earnings per common share for the second quarter of 1996 would have been $1.11 and earnings per share assuming dilution would have been $1.09. Earnings per common share for the six months ended June 30, 1997 would have been $2.41 and earnings per share assuming dilution would have been $2.37. Earnings per common share for the six months ended June 30, 1996 would have been $2.17 and earnings per share assuming dilution would have been $2.12.

Note 7

The ratio of income to fixed charges for the six months ended June 30, 1997, excluding interest on deposits was 2.5x, and including interest on deposits was 1.6x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

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

First Chicago NBD Corporation and Subsidiaries
Selected Statistical Information

-----------------------------------------------------------------------------------------------------------------------------
                                                                         Investment Securities--Available-for-Sale
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    Gross          Gross
                                                                    Amortized     Unrealized     Unrealized        Fair Value
June 30, 1997 (In millions)                                           Cost          Gains          Losses         (Book Value)
-----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury................................................       $3,000           $ 13            $ 6            $3,007
U.S. government agencies
  Mortgage-backed securities.................................        1,873             14             20             1,867
  Collateralized mortgage obligations........................          295              1              -               296
  Other......................................................          436              3              -               439
States and political subdivisions............................          857             39              -               896
Other debt securities........................................          704              1              1               704
Equity securities (1)........................................          939            150             33             1,056
                                                                    ------           ----            ---            ------
          Total..............................................       $8,104           $221            $60            $8,265
                                                                    ======           ====            ===            ======
-----------------------------------------------------------------------------------------------------------------------------

(1) Includes investments accounted for at fair value, in keeping with specialized industry practice. The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.

Impact of Credit Card Securitization

For analytical purposes only, the following table shows income statement line items adjusted for the net impact of securitization of credit card receivables.


-----------------------------------------------------------------------------------------------------------------------------
                                   Three Months Ended June 30, 1997             Three Months Ended June 30, 1996
                                   --------------------------------             --------------------------------
                                             Credit Card                                     Credit Card
(In millions)                   Reported   Securitizations       Adjusted     Reported     Securitizations   Adjusted
---------------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis........  $    951        $  187           $  1,138     $    935          $  168       $  1,103
Provision for credit
  losses......................       180           171                351          185             117            302
Noninterest income............       644           (16)               628          643             (51)           592
Noninterest expense...........       825             -                825          814               -            814
Net income....................       378             -                378          361               -            361

Assets--quarter-end...........  $112,595        $8,221           $120,816     $113,714          $7,336       $121,050
      --average...............   108,292         8,460            116,752      116,280           7,544        123,824
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                   Six Months Ended June 30, 1997                 Six Months Ended June 30, 1996
                                   ------------------------------                 ------------------------------
                                             Credit Card                                  Credit Card
(In millions)                   Reported   Securitizations       Adjusted     Reported  Securitizations      Adjusted
---------------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis.....     $  1,858        $  384           $  2,242     $  1,848        $  336         $  2,184
Provision for credit
  losses...................          367           333                700          360           215              575
Noninterest income.........        1,323           (51)             1,272        1,269          (121)           1,148
Noninterest expense........        1,625             -              1,625        1,642             -            1,642
Net income.................          758             -                758          701             -              701

Assets--quarter-end........     $112,595        $8,221           $120,816     $113,714        $7,336         $121,050
      --average............      106,721         8,637            115,358      118,494         7,706          126,200
---------------------------------------------------------------------------------------------------------------------


First Chicago NBD Corporation and Subsidiaries
Five-Quarter Consolidated Income Statement

----------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended
                                                                  June 30  March 31  Dec. 31  Sept. 30   June 30
(Dollars in millions, except per share data)                         1997      1997     1996      1996      1996
----------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees...........................................   $1,484    $1,401   $1,435    $1,482    $1,416
Bank balances...................................................      114        96       82       112       123
Federal funds sold and securities under resale agreements.......       77        65       57       113       163
Trading assets..................................................       67        69       71        96       104
Investment securities--taxable..................................       89        78       79        82        94
Investment securities--tax-exempt...............................       29        25       23        23        22
                                                                   ------    ------   ------    ------    ------
          Total.................................................    1,860     1,734    1,747     1,908     1,922
----------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits........................................................      544       499      511       527       545
Federal funds purchased and securities under repurchase
 agreements.....................................................      124       114      107       149       190
Other short-term borrowings.....................................      121       102      104       156       139
Long-term debt..................................................      146       143      142       134       138
                                                                   ------    ------   ------    ------    ------
          Total.................................................      935       858      864       966     1,012
----------------------------------------------------------------------------------------------------------------
Net Interest Income.............................................      925       876      883       942       910
Provision for credit losses.....................................      180       187      190       185       185
                                                                   ------    ------   ------    ------    ------
Net Interest Income After Provision for Credit Losses...........      745       689      693       757       725
----------------------------------------------------------------------------------------------------------------
Noninterest Income
Combined trading profits (losses)...............................       36        28       12       (12)       22
Equity securities gains.........................................       46        54       71        50        85
Investment securities gains.....................................        4        25        -         2         3
                                                                   ------    ------   ------    ------    ------
     Market-driven revenue......................................       86       107       83        40       110
Credit card fee revenue.........................................      207       234      259       228       220
Fiduciary and investment management fees........................       99       105      102       100        98
Service charges and commissions.................................      227       213      218       201       195
                                                                   ------    ------   ------    ------    ------
      Fee-based revenue.........................................      533       552      579       529       513
                                                                   ------    ------   ------    ------    ------
Other income....................................................       25        20       20        28        20
                                                                   ------    ------   ------    ------    ------
          Total.................................................      644       679      682       597       643
----------------------------------------------------------------------------------------------------------------
Noninterest Expense
Salaries and employee benefits..................................      426       425      426       419       426
Occupancy expense of premises, net..............................       63        66       64        64        64
Equipment rentals, depreciation and maintenance.................       52        54       61        56        55
Amortization of intangible assets...............................       18        18       20        20        19
Other...........................................................      266       237      242       257       250
                                                                   ------    ------   ------    ------    ------
          Total.................................................      825       800      813       816       814
----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes......................................      564       568      562       538       554
Applicable income taxes.........................................      186       188      185       180       193
                                                                   ------    ------   ------    ------    ------
Net Income......................................................   $  378    $  380   $  377    $  358    $  361
                                                                   ======    ======   ======    ======    ======
Net Income Attributable to Common Stockholders' Equity..........   $  373    $  373   $  370    $  350    $  353
                                                                   ======    ======   ======    ======    ======
----------------------------------------------------------------------------------------------------------------
Earnings Per Share
    Primary.....................................................    $1.20     $1.18    $1.15     $1.09     $1.10
    Fully Diluted...............................................    $1.20     $1.17    $1.14     $1.08     $1.09
----------------------------------------------------------------------------------------------------------------
Average number of common and common-equivalent shares (in           310.9     316.5    321.4     320.2     320.2
 millions)......................................................
Average number of shares, assuming full dilution (in millions)..    311.3     320.8    327.6     327.5     326.9


First Chicago NBD Corporation and Subsidiaries
Selected Statistical Information

----------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
----------------------------------------------------------------------------------------------------------------------
Three Months Ended                                             June 30, 1997                    March 31, 1997
----------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)              Average            Average         Average             Average
(Dollars in millions)                                   Balance   Interest    Rate         Balance   Interest     Rate
----------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing due from banks..................      $  7,754     $  114     5.90%      $  6,721     $   96     5.78%
Federal funds sold and securities under resale
 agreements......................................         5,902         76     5.20          5,157         66     5.15
Trading assets...................................         4,797         67     5.62          5,016         69     5.57
Investment securities
  U.S. government and federal agency.............         4,979         82     6.57          4,604         71     6.30
  States and political subdivisions..............           941         21     9.02          1,101         25     9.15
  Other..........................................         1,951         36     7.31          1,576         32     8.19
                                                       --------     ------     ----       --------     ------     ----
    Total investment securities..................         7,871        139     7.05          7,281        128     7.14
Loans (1)(2)
  Domestic offices...............................        62,247      1,429     9.33         61,462      1,350     9.02
  Foreign offices................................         4,054         61     6.06          3,715         56     6.14
                                                       --------     ------     ----       --------     ------     ----
    Total loans..................................        66,301      1,490     9.13         65,177      1,406     8.85
                                                       --------     ------     ----       --------     ------     ----
    Total earning assets (3).....................        92,625      1,886     8.17         89,352      1,765     8.00
Cash and due from banks..........................         6,594                              6,556
Allowance for credit losses......................        (1,388)                            (1,386)
Other assets.....................................        10,461                             10,611
                                                       --------                           --------
    Total assets.................................      $108,292                           $105,133
                                                       ========                           ========
----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings........................................      $  9,429     $   52     2.22%      $  9,980     $   53     2.20%
  Money market...................................        11,792        101     3.44         11,423         99     3.52
  Time...........................................        15,072        210     5.58         15,029        201     5.41
  Foreign offices................................        14,055        181     5.16         12,098        146     4.90
                                                       --------     ------     ----       --------     ------     ----
    Total deposits--interest-bearing.............        50,348        544     4.33         48,530        499     4.17
Federal funds purchased and securities under
 repurchase agreements............................        9,393        124     5.32          8,849        114     5.20
Other short-term borrowings......................         8,749        121     5.54          8,001        102     5.16
Long-term debt...................................         8,853        146     6.61          8,526        143     6.83
                                                       --------     ------     ----       --------     ------     ----
    Total interest-bearing liabilities...........        77,343        935     4.85         73,906        858     4.71
Demand deposits..................................        14,238                             13,859
Other liabilities................................         8,142                              8,432
Preferred stock..................................           290                                419
Common stockholders' equity......................         8,279                              8,517
                                                       --------                           --------
    Total liabilities and stockholders' equity...      $108,292                           $105,133
                                                       ========                           ========
----------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3)...............                   $1,886     8.17%                   $1,765     8.00%
Interest expense/earning assets..................                      935     4.05                       858     3.89
                                                                    ------     ----                    ------     ----
Net interest margin..............................                   $  951     4.12%                   $  907     4.11%
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

-----------------------------------------------------------------------------------------------------

        December 31, 1996                  September 30, 1996                  June 30, 1996
-----------------------------------------------------------------------------------------------------
 Average                  Average       Average             Average       Average             Average
 Balance        Interest     Rate       Balance   Interest     Rate       Balance   Interest     Rate
-----------------------------------------------------------------------------------------------------
$  5,664          $   82     5.76%     $  7,891     $  112     5.65%     $  8,765     $  123     5.64%

   4,330              57     5.24         8,402        113     5.35        12,264        163     5.35
   5,297              72     5.41         6,577         96     5.81         7,312        105     5.78

   4,523              73     6.42         4,778         78     6.49         5,171         87     6.77
   1,231              27     8.73         1,265         29     9.12         1,354         30     8.91
   1,357              20     5.86         1,248         17     5.42         1,164         18     6.22
--------          ------     ----      --------     ------     ----      --------     ------     ----
   7,111             120     6.71         7,291        124     6.77         7,689        135     7.06

  62,067           1,384     8.98        62,384      1,429     9.23        60,981      1,361     9.09
   3,427              56     6.50         3,578         59     6.56         3,553         60     6.79
--------          ------     ----      --------     ------     ----      --------     ------     ----
  65,494           1,440     8.85        65,962      1,488     9.08        64,534      1,421     8.96
--------          ------     ----      --------     ------     ----      --------     ------     ----
  87,896           1,771     8.02        96,123      1,933     8.00       100,564      1,947     7.79
   6,229                                  6,352                             6,330
  (1,417)                                (1,455)                           (1,378)
   9,979                                  9,695                            10,764
--------                               --------                          --------
$102,687                               $110,715                          $116,280
========                               ========                          ========
-----------------------------------------------------------------------------------------------------

$ 10,371          $   60     2.30%     $ 10,940     $   61     2.22%     $ 11,184     $   59     2.12%
  10,880              97     3.55        10,166         92     3.60         9,910         91     3.69
  15,482             220     5.65        15,736        213     5.38        15,881        213     5.39
  10,913             134     4.88        12,898        161     4.97        14,324        182     5.11
--------          ------     ----      --------     ------     ----      --------     ------     ----
  47,646             511     4.27        49,740        527     4.22        51,299        545     4.27

   8,038             107     5.30        11,227        149     5.28        14,622        190     5.23
   7,959             104     5.20        11,773        156     5.27        10,947        139     5.11
   8,293             142     6.81         8,122        134     6.56         8,197        138     6.77
--------          ------     ----      --------     ------     ----      --------     ------     ----
  71,936             864     4.78        80,862        966     4.75        85,065      1,012     4.78
  13,934                                 13,742                            13,863
   7,787                                  7,272                             8,680
     465                                    487                               489
   8,565                                  8,352                             8,183
--------                               --------                          --------
$102,687                               $110,715                          $116,280
========                               ========                          ========
-----------------------------------------------------------------------------------------------------

                  $1,771     8.02%                  $1,933     8.00%                  $1,947     7.79%
                     864     3.91                      966     4.00                    1,012     4.05
                  ------     ----                   ------     ----                   ------     ----
                  $  907     4.11%                  $  967     4.00%                  $  935     3.74%
                  ======     ====                   ======     ====                   ======     ====
-----------------------------------------------------------------------------------------------------


First Chicago NBD Corporation and Subsidiaries
Selected Statistical Information

----------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
----------------------------------------------------------------------------------------------------------------------
Six Months Ended                                               June 30, 1997                      June 30, 1996
----------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)              Average             Average        Average             Average
(Dollars in millions)                                   Balance   Interest     Rate        Balance   Interest     Rate
----------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing due from banks..................      $  7,240     $  210     5.84%      $  9,226     $  269     5.86%
Federal funds sold and securities under resale
 agreements......................................         5,532        142     5.17         12,864        340     5.32
Trading assets...................................         4,906        136     5.60          8,054        229     5.72
Investment securities
  U.S. government and federal agency.............         4,793        153     6.44          5,684        192     6.79
  States and political subdivisions..............         1,020         46     9.09          1,391         62     8.96
  Other..........................................         1,764         67     7.70          1,215         35     5.79
                                                       --------     ------     ----       --------     ------     ----
    Total investment securities..................         7,577        266     7.09          8,290        289     7.01
Loans (1)(2)
  Domestic offices...............................        61,857      2,779     9.18         60,649      2,719     9.13
  Foreign offices................................         3,885        117     6.10          3,513        121     6.93
                                                       --------     ------     ----       --------     ------     ----
    Total loans..................................        65,742      2,896     8.99         64,162      2,840     9.01
                                                       --------     ------     ----       --------     ------     ----
    Total earning assets (3).....................        90,997      3,650     8.09        102,596      3,967     7.77
Cash and due from banks..........................         6,575                              6,206
Allowance for credit losses......................        (1,387)                            (1,357)
Other assets.....................................        10,536                             11,049
                                                       --------                           --------
    Total assets.................................      $106,721                           $118,494
                                                       ========                           ========
----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings........................................      $  9,703     $  105     2.19%      $ 11,228     $  123     2.20%
  Money market...................................        11,609        200     3.48          9,278        175     3.79
  Time...........................................        15,050        410     5.50         16,411        447     5.48
  Foreign offices................................        13,082        327     5.04         15,015        392     5.25
                                                       --------     ------     ----       --------     ------     ----
    Total deposits--interest-bearing.............        49,444      1,042     4.25         51,932      1,137     4.40
Federal funds purchased and securities under
 repurchase agreements...........................         9,123        238     5.26         15,849        415     5.27
Other short-term borrowings......................         8,377        223     5.36         11,361        292     5.17
Long-term debt...................................         8,690        289     6.72          8,138        275     6.80
                                                       --------     ------     ----       --------     ------     ----
    Total interest-bearing liabilities...........        75,634      1,792     4.78         87,280      2,119     4.88
Demand deposits..................................        14,050                             13,609
Other liabilities................................         8,286                              8,998
Preferred stock..................................           354                                489
Common stockholders' equity......................         8,397                              8,118
                                                       --------                           --------
    Total liabilities and stockholders' equity...      $106,721                           $118,494
                                                       ========                           ========
----------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3)...............                   $3,650     8.09%                   $3,967     7.77%
Interest expense/earning assets..................                    1,792     3.97                     2,119     4.15
                                                                    ------     ----                    ------     ----
Net interest margin..............................                   $1,858     4.12%                   $1,848     3.62%
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

                        Form 10-Q Cross-Reference Index

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1. Financial Statements
----------------------------
                                                            Page
                                                            ----
      Consolidated Balance Sheet --
       June 30, 1997 and 1996, and December 31, 1996          25

      Consolidated Income Statement --
       Three and Six months Ended June 30, 1997 and 1996      26

      Consolidated Statement of Stockholders' Equity --
       Six months Ended June 30, 1997 and 1996                27

      Consolidated Statement of Cash Flows --
       Six months Ended June 30, 1997 and 1996                28

       Notes to Consolidated Financial Statements             29-31

       Selected Statistical Information                       1,
                                                              16-20,
                                                              32-36

ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                  2-24
       -----------------------------------



                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                     38
-------------------------

ITEM 2. Changes in Securities                                 38
-----------------------------

ITEM 3. Defaults Upon Senior Securities                       38
---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders   38
-----------------------------------------------------------

ITEM 5. Other Information                                     38
-------------------------

ITEM 6. Exhibits and Reports on Form 8-K                      38
----------------------------------------


Signatures                                                    39

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

      None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

      Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      First Chicago NBD Corporation held its Annual Meeting of Stockholders on Friday, May 9, 1997. A total of 269,024,638 shares were represented in person or by proxy, or nearly 87% of the total shares outstanding.

      Stockholders elected the 7 Class II Director nominees named in the Proxy Statement. Each of the nominees received more than 265.9 million votes, in excess of 98% of the shares voted at the meeting. The particulars are:


                                   For      Withheld
      John H. Bryan            266,229,915  2,794,723
      Siegfried Buschmann      266,131,008  2,893,630
      Verne G. Istock          266,190,767  2,833,871
      Scott P. Marks           266,227,494  2,797,144
      Andrew J. McKenna        265,943,008  3,081,630
      Thomas E. Reilly, Jr.    266,196,114  2,828,524
      Adele Simmons            265,977,154  3,047,484

      Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for 1997. Of the shares present and entitled to vote, 266,637,433 (99.1%) were voted for; 1,206,029 (0.4%)
      were voted against; and 1,181,176 (0.4%) abstained.

ITEM 5. Other Information
-------------------------

      None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

 (a)  Exhibit 12  Statement re computation of ratio

      Exhibit 27  Financial Data Schedule

 (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1997.

      Date                 Item Reported
      ----                 -------------

      4/14/97  The Registrant's earnings for the quarter ended March 31, 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FIRST CHICAGO NBD CORPORATION
                                     -------------------------------




Date          August 14, 1997                Verne G. Istock
         -------------------------   -------------------------------

                                             Verne G. Istock
                                       Principal Executive Officer


Date          August 14, 1997               William J. Roberts
         -------------------------   -------------------------------

                                            William J. Roberts
                                       Principal Accounting Officer

                                 (Registrant)


                                 EXHIBIT INDEX
                                 -------------


Exhibit Number            Description of Exhibit
--------------            ----------------------


  12 -  Statement re computation of ratio

  27 -  Financial Data Schedule