Form 10-Q
period 1997-09-30
FIRST CHICAGO NBD CORP
filed 1997-11-13
CIK 70040

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997
                                         ------------------

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

          Commission file number 1-7127
                                 ------

                         FIRST CHICAGO NBD CORPORATION
--------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


     DELAWARE                                               38-1984850
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


ONE FIRST NATIONAL PLAZA   CHICAGO, ILLINOIS                       60670
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                 312-732-4000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                   NO CHANGE
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.

         Class                                      Number of Shares Outstanding
-------------------------                           ----------------------------
Common Stock $1 par value                                   290,918,522

First Chicago NBD Corporation and Subsidiaries
Financial Supplement and Form 10-Q

Contents                                                                    Page
--------------------------------------------------------------------------------

Five-Quarter Summary of Selected Financial Information                         1

Business Segments                                                              2

Earnings Analysis                                                              7

Liquidity Risk Management                                                     13

Market Risk Management                                                        14

Credit Risk Management                                                        17

Derivative Financial Instruments                                              21

Technology Risk--Year 2000 Compliance Issues                                  22

Capital Management                                                            23

Consolidated Financial Statements                                             26

Notes to Consolidated Financial Statements                                    30

Selected Statistical Information                                              33

Form 10-Q                                                                  Cover

---------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y   O F   S E L E C T E D
---------------------------------------------------------------
F I N A N C I A L   I N F O R M A T I O N

First Chicago NBD Corporation and Subsidiaries

------------------------------------------------------------------------------------------------------------------------------

                                                 September 30        June 30     March 31     December 31     September 30
(Dollars in millions, except per share data)             1997           1997         1997            1996             1996
------------------------------------------------------------------------------------------------------------------------------
Selected Financial Data for the Quarter
Net interest income...........................       $    899       $    925     $    876        $    883         $    942
Tax-equivalent adjustment.....................             22             26           31              24               25
                                                     --------       --------     --------        --------         --------
 Net interest income--tax-equivalent basis....            921            951          907             907              967
Provision for credit losses...................            191            180          187             190              185
Noninterest income............................            701            644          679             682              597
Operating expense.............................            835            825          800             813              798
FDIC special assessment.......................              -              -            -               -               18
Net income....................................            385            378          380             377              358
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share
 Primary......................................       $   1.26       $   1.20     $   1.18        $   1.15         $   1.09
 Fully diluted................................           1.26           1.20         1.17            1.14             1.08
------------------------------------------------------------------------------------------------------------------------------
Net Interest Margin
 Reported.....................................           3.88%          4.12%        4.11%           4.11%            4.00%
 Adjusted.....................................           4.47           4.70         4.73            4.64             4.51
------------------------------------------------------------------------------------------------------------------------------
At Quarter-End
Assets........................................       $113,306       $112,595     $109,133        $104,619         $106,694
Loans.........................................         67,822         67,510       66,536          66,414           66,602
Deposits......................................         67,565         68,018       64,927          63,669           63,679
Long-term debt................................          9,906          9,016        8,514           8,454            7,967
Common stockholders' equity...................          7,792          8,181        8,495           8,563            8,612
Stockholders' equity..........................          8,082          8,471        8,785           9,007            9,087
------------------------------------------------------------------------------------------------------------------------------
Average Balances
Assets........................................       $108,950       $108,292     $105,133        $102,687         $110,715
Loans.........................................         66,782         66,301       65,177          65,494           65,962
Earning assets................................         94,104         92,625       89,352          87,896           96,123
Deposits......................................         64,859         64,586       62,389          61,580           63,482
Common stockholders' equity...................          7,893          8,279        8,517           8,565            8,352
Stockholders' equity..........................          8,183          8,569        8,936           9,030            8,839
------------------------------------------------------------------------------------------------------------------------------
Financial Ratios
Return on common stockholders' equity.........           19.1%          18.1%        17.8%           17.2%            16.7%
Return on stockholders' equity................           18.7           17.7         17.2            16.6             16.1
Return on assets..............................           1.40           1.40         1.47            1.46             1.29
------------------------------------------------------------------------------------------------------------------------------
Capital Data (1)
Common-equity-to-assets ratio.................            7.0%           7.3%         7.9%            8.2%             8.1%
Regulatory leverage ratio.....................            8.2            8.6          9.2             9.3              8.1
Risk-based capital
 Tier 1 capital ratio.........................            8.1            8.6          9.1             9.2              8.4
 Total capital ratio..........................           11.9           12.4         13.1            13.3             12.4
------------------------------------------------------------------------------------------------------------------------------
Common Share and Stockholder Data
For the Quarter Ended
Market price
 High.........................................       $     78 13/16 $     65 5/8 $     63 5/8    $     58 7/8     $     45 1/4
 Low..........................................             60 3/4         50 1/2       51 1/2          45               36 5/8
 At quarter-end...............................             75 1/4         60 1/2       54 1/8          53 3/4           45 1/4
Book value (at quarter-end)...................          26.62          27.08        27.20           27.31            27.11
Dividends declared per common share...........           0.40           0.40         0.40            0.40             0.36
Dividend payout ratio.........................           31.7%          33.3%        33.9%           34.8%            33.0%
Average number of common and common-equivalent
 shares (in millions).........................          301.6          310.9        316.5           321.4            320.2
Average number of shares, assuming full
 dilution (in millions).......................          301.8          311.3        320.8           327.6            327.5
------------------------------------------------------------------------------------------------------------------------------

(1) Net of investment in First Chicago Capital Markets, Inc.

BUSINESS SEGMENTS

------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended September 30
                                                           Regional       Corp. &  Inst. Banking        Other
(Dollars in millions,                  Credit Card          Banking             and Corp. Inv.        Activities
except where noted)                  1997      1996     1997      1996       1997        1996      1997      1996
-------------------------------------------------------------------------------------------------------------------
Net income......................    $  92     $  95    $ 186     $ 165      $ 108       $  95     $ (1)     $  3
Return on equity................       27%       34%      20%       18%        15%         11%     N/M       N/M
Average assets (presecuritized)
 (in billions)..................    $17.3     $17.8    $39.9     $38.9      $59.7       $60.9     $0.2      $0.3
Average common equity (in
 billions)......................      1.3       1.1      3.6       3.6        2.8         3.2      0.2       0.5
------------------------------------------------------------------------------------------------------------------

                                                              Nine Months Ended September 30

                                                           Regional       Corp. & Inst. Banking      Other
                                      Credit Card          Banking            and Corp. Inv.       Activities
(Dollars in millions,                 -----------          ---------          --------------       ----------
 except where noted)                 1997      1996     1997      1996       1997       1996     1997      1996
------------------------------------------------------------------------------------------------------------------
Net income......................    $ 232     $ 251    $ 533     $ 472      $ 377       $ 327    $   1     $   9
Return on equity................       23%       30%      20%       18%        18%         13%     N/M       N/M
Average assets (presecuritized)
 (in billions)..................    $17.4     $17.5    $39.5     $38.8      $58.7       $66.8    $ 0.3     $ 0.3
Average common equity (in
 billions)......................      1.3       1.1      3.6       3.4        2.8         3.3      0.5       0.4
------------------------------------------------------------------------------------------------------------------

N/M - Not meaningful.

Financial results are reported by major business lines, principally structured around the customer segments served. These major businesses are: Credit Card, Regional Banking (retail and middle market), and Corporate & Institutional Banking and Corporate Investments. Investment management and insurance activities, while managed separately, serve customers in various business segments. Therefore, those financial results are captured within respective business lines. To facilitate analysis of trends, Credit Card results are presented before the securitization of credit card receivables ("presecuritized"). See the discussion of net interest income beginning on page 7 and a reconciliation of reported to presecuritized results on page 33. Certain corporate revenues and expenses not allocable to specific lines of business are included in Other Activities.

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

Capital assigned to the business units reflects a standard corporate structure composed of a fixed proportion of common (90%) and other (10%) equity. Any residual equity is held in Other Activities. See page 23 for more information on the Corporation's capital management practices.

                    Earnings Contribution by Business Lines
                    For the Nine Months Ended September 30


                           [PIE CHARTS APPEAR HERE]

                                       1997          1996
Corporate & Institutional Banking
  and Corporate Investments              33%           31%
Regional Banking                        46%           44%
Credit Card                             20%           24%
Other Activities                         1%            1%

Credit Card
--------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended         Nine Months Ended
(Presecuritized)                                                 September 30               September 30
(Dollars in millions, except where noted)                         1997      1996           1997           1996
--------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis..............           $384      $381         $1,167         $1,113
Provision for credit losses............................            291       269            936            750
Noninterest income.....................................            195       174            561            457
Noninterest expense....................................            139       135            416            421
Net income.............................................             92        95            232            251
Return on equity.......................................             27%       34%            23%            30%
Efficiency ratio (1)...................................             24%       24%            24%            27%
Average loans (in billions)............................          $17.3     $17.8          $17.4          $17.5
Average common equity (in billions)....................            1.3       1.1            1.3            1.1
--------------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

The Corporation reaches consumers nationally through its Credit Card business, known as First Card, which is one of the largest issuers of bank credit cards in the U.S. This segment contributes about one-fifth of the Corporation's earnings.

Net income for Credit Card was $92 million for the third quarter of 1997 and return on equity was 27%. Net income for the third quarter of 1996 was $95 million. For the first nine months of 1997, net income was $232 million and return on equity was 23%, down from a 30% return in 1996. The lower returns reflect both reduced earnings and a higher capital allocation.

Revenue increased 4% for the quarter and 10% for the year-to-date period, driven primarily by pricing initiatives. Third quarter expense levels were marginally higher in 1997 due to the timing of advertising expenses. Expenses for the first nine months, however, were down slightly from a year ago, reflecting lower overall marketing costs. The positive revenue and expense trends were more than offset by significantly higher credit costs, up $185 million through September 30, 1997. The rate of increase in credit costs has slowed during 1997, and the net charge-off rate dropped to 6.7% for the third quarter, from 7.7% for the second quarter of 1997.

Regional Banking

------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30                         September 30
(Dollars in millions, except where noted)                     1997            1996                 1997            1996
------------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis..........            $ 559          $ 539               $1,658          $1,579
Provision for credit losses........................               29             14                   87              68
Noninterest income.................................              241            196                  673             585
Noninterest expense................................              472            461                1,386           1,352
Net income.........................................              186            165                  533             472
Return on equity...................................               20%            18%                  20%             18%
Efficiency ratio (1)...............................               59%            63%                  59%             62%
Average loans (in billions)........................            $35.9          $34.6               $ 35.6          $ 34.4
Average assets (in billions).......................             39.9           38.9                 39.5            38.8
Average common equity (in billions)................              3.6            3.6                  3.6             3.4

------------------------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

The Corporation's Regional Banking business serves local consumers, small businesses and middle market customers through more than 650 offices in Michigan, Indiana and Illinois in addition to a niche business in Florida. Net income increased 13% for both the third quarter and year-to-date periods. Return on equity improved to 20% for both periods. Regional Banking contributed net income of $533 million, or 46% of the Corporation's earnings, for the nine months ended September 30, 1997.

Retail Banking

------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                  Nine Months Ended
                                                                   September 30                       September 30
(Dollars in millions, except where noted)                      1997           1996                1997            1996
------------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis..........            $ 320          $ 309                $ 955           $ 904
Provision for credit losses........................               20             11                   60              42
Noninterest income.................................              182            147                  491             422
Noninterest expense................................              338            330                  989             965
Net income.........................................               88             75                  242             201
Return on equity...................................               19%            16%                  18%             15%
Efficiency ratio (1)...............................               67%            72%                  68%             73%
Average loans (in billions)........................            $17.8          $17.3                $17.6           $17.1
Average assets (in billions).......................             19.9           19.7                 19.7            19.5
Average common equity (in billions)................              1.8            1.8                  1.8             1.7

------------------------------------------------------------------------------------------------------------------------

Middle Market Banking

------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30                        September 30
(Dollars in millions, except where noted)                      1997           1996                 1997            1996
------------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis..........            $ 239          $ 230                $ 703           $ 675
Provision for credit losses........................                9              3                   27              26
Noninterest income.................................               59             49                  182             163
Noninterest expense................................              134            131                  397             387
Net income.........................................               98             90                  291             271
Return on equity...................................               21%            19%                  21%             20%
Efficiency ratio (1)...............................               45%            47%                  45%             46%
Average loans (in billions)........................            $18.1          $17.3                $18.0           $17.3
Average assets (in billions).......................             20.0           19.2                 19.8            19.3
Average common equity (in billions)................              1.8            1.8                  1.8             1.7
------------------------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

Retail Banking

Net income for the Retail Banking segment of Regional Banking was $88 million for the third quarter, for a return on equity of 19%. Year-to-date net income was $242 million, a 20% increase over a year ago.

The earnings increases for both the third quarter and year-to-date were driven by strong fundamental revenue growth particularly in deposit spreads. Results were augmented by branch and asset sales gains, combined with tight expense control. The increase in the year-over-year provision reflects the deterioration of consumer credit quality in certain product segments.

Middle Market Banking

Net income for the Middle Market segment was $98 million for the third quarter. Year-to-date net income was $291 million, a 7% increase over 1996. Return on equity was a healthy 21% for both the third quarter and year-to-date. This strong performance resulted from solid revenue growth generated by both higher loan volume and cash management products. Tight management of expenses also contributed to the improved financial performance.

Corporate & Institutional Banking and Corporate Investments
----------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended              Nine Months Ended
                                                                 September 30                   September 30
(Dollars in millions, except where noted)                    1997            1996            1997           1996
----------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis..........          $ 163           $ 181           $ 512         $ 567
Provision for credit losses........................             20               8              21            49
Noninterest income.................................            230             192             716           676
Noninterest expense................................            221             219             650           681
Net income.........................................            108              95             377           327
Return on equity...................................             15%             11%             18%           13%
Efficiency ratio (1)...............................             56%             59%             53%           55%
Average loans (in billions)........................          $21.6           $20.6           $21.5         $20.5
Average assets (in billions).......................           59.7            60.9            58.7          66.8
Average common equity (in billions)................            2.8             3.2             2.8           3.3
----------------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

The Corporation manages its corporate and institutional activities in two distinct business segments: Corporate & Institutional Banking, which includes customer-based businesses; and Corporate Investments, which comprises activities such as venture capital, leveraged leasing, funding and arbitrage, and the fixed income investment account. Together, these segments contributed $377 million, or about one-third of the Corporation's year-to-date net income.

Earnings for the first nine months of 1997 represent an 15% increase over last year. The earnings improvement resulted from lower operating expenses, coupled with reduced credit costs. Return on equity was 18% for the nine-month period.

Corporate & Institutional Banking
----------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                  Nine Months Ended
                                                             September 30                       September 30
(Dollars in millions, except where noted)                 1997           1996                1997           1996
----------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis......          $ 142          $ 156               $ 430          $ 483
Provision for credit losses....................             20              8                  21             49
Noninterest income.............................            162            138                 479            456
Noninterest expense............................            209            205                 614            639
Net income.....................................             51             53                 180            160
Return on equity...............................              9%             7%                 11%             7%
Efficiency ratio (1)...........................             69%            70%                 68%            68%
Average loans (in billions)....................          $20.1          $19.3               $20.1          $19.3
Average assets (in billions)...................           40.2           42.8                40.4           47.0
Average common equity (in billions)............            2.2            2.7                 2.2            2.8
----------------------------------------------------------------------------------------------------------------

(1) Noninterest expense as a percentage of total revenue.

Corporate Investments
----------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                 Nine Months Ended
                                                             September 30                       September 30
(Dollars in millions, except where noted)                 1997           1996                1997           1996
----------------------------------------------------------------------------------------------------------------
 Net interest income--tax-equivalent basis.....          $  21          $  25               $  82          $  84
Provision for credit losses....................              -              -                   -              -
Noninterest income.............................             68             54                 237            220
Noninterest expense............................             12             14                  36             42
Net income.....................................             57             42                 197            167
Return on equity...............................             36%            32%                 42%            42%
Average loans (in billions)....................          $ 1.5          $ 1.3               $ 1.4          $ 1.2
Average assets (in billions)...................           19.5           18.1                18.3           19.8
Average common equity (in billions)............            0.6            0.5                 0.6            0.5
----------------------------------------------------------------------------------------------------------------

(1)  Noninterest expense as a percentage of total revenue.

Corporate & Institutional Banking

Net income for the Corporate & Institutional Banking segment was $51 million for the third quarter of 1997. Revenue growth of 3% was due, in part, to improved trading and continued strong results from cash management. Return on equity was 9%, up from 7% for the year-ago quarter.

For the first nine months of 1997, Corporate & Institutional Banking earned $180 million, a 13% increase from a year ago. Lower credit costs and operating expenses drove this improvement. Return on equity increased to 11% from 7% in 1996, due to both higher net income and reduced capital requirements.

Corporate Investments

Corporate Investments earned $57 million, or 15% of consolidated net income, for the third quarter of 1997. Return on equity was 36%. For year-to-date 1997, net income was $197 million, for a return on equity of 42%. Higher leasing revenue, better trading results and more tax-advantaged activities led to the 18% year-to-date earnings increase. Lower average asset levels reflected the substantial decline in investment securities and short-term assets resulting from last year's asset reduction strategy.

The nature of Corporate Investments implies that it will be a more variable component of earnings going forward than the other business lines. However, because of the Corporation's expertise in this high-return area, continued significant earnings contributions are expected.

Other Activities
-----------------------------------------------------------------------------------------

                                             Three Months Ended         Nine Months Ended
(Dollars in millions,                           September 30               September 30
  except where noted)                        1997          1996         1997         1996
-----------------------------------------------------------------------------------------
Net income (loss)...................        $  (1)        $   3        $   1        $   9
Average assets (in billions)........          0.2           0.3          0.3          0.3
-----------------------------------------------------------------------------------------

Net income from Other Activities includes unallocated revenue and expense as well as earnings associated with capital not required by specific business units. Net income in 1996 included the gain from the sale of the Corporation's Ohio branches.

EARNINGS ANALYSIS

Summary

The Corporation reported record earnings of $1.26 per share for the third quarter of 1997. Net income was $385 million compared with $358 million, or $1.08 per share, for the year-ago quarter. Earnings for the first nine months of 1997 were $1.143 billion or $3.62 per share up from $1.059 billion or $3.19 per share a year ago.

----------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended    Nine Months Ended
                                                                      September 30         September 30
(Dollars in millions, except per share data)                        1997       1996       1997       1996
----------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis.......................    $  921     $  967     $2,779    $2,815
Provision for credit losses.....................................       191        185        558       545
Noninterest income..............................................       701        597      2,024     1,866
Operating expense...............................................       835        798      2,460     2,440
FDIC special assessment.........................................         -         18          -        18
Net income......................................................       385        358      1,143     1,059

Common Share Data
   Primary earnings per share...................................    $ 1.26     $ 1.09     $ 3.64    $ 3.24
   Average common and common-equivalent
    shares (in millions)........................................     301.6      320.2      309.4     319.8

   Fully diluted earnings per share.............................    $ 1.26     $ 1.08     $ 3.62    $ 3.19
   Average shares, assuming full dilution (in millions).........     301.8      327.5      311.9     327.2

Return on assets................................................      1.40%      1.29%      1.42%     1.22%
Return on common stockholders' equity...........................      19.1       16.7       18.3      16.9

Third-quarter 1997 highlights were:

 . Adjusted fee-based revenue rose 11% from a year ago, reflecting strong results from the cash management and investment management product areas as well as continued growth in credit card fees.

 . The provision for credit losses was $191 million, up slightly over the year-ago period. The net charge-off rate for total managed credit card receivables dropped to 6.7%, a substantial improvement from the prior two quarters.

 . Market-driven revenues were $68 million, up from the year-ago quarter, but down from the second quarter of 1997. The sale of home mortgage loans and leasing assets generated additional gains of $22 million, which were included in other noninterest income.

 . Operating expense for the 1997 nine-month period was up less than 1% from the year-ago period.

 . The Corporation repurchased 10 million shares of common stock in the third quarter. As of September 30, a total of 35.7 million shares had been repurchased under the 40 million share repurchase program announced in October, 1996.

 . Return on common equity was 19.1% and return on assets was 1.40%, both higher than results a year ago.


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

When credit card receivables are sold in securitization transactions, the net interest income related to these high-yield assets is replaced by fee revenue, net of related credit losses. The average level of securitized receivables was $8.1 billion in the third quarter of 1997, compared with $7.2 billion in the third quarter of 1996.

FCCM is the Corporation's wholly owned subsidiary engaged in permissible investment banking activities. Because its capital requirements are risk-exposure driven rather than based on asset levels, FCCM can generate substantial volumes of relatively riskless, thin-spread earning assets that require little additional capital. The Corporation's net interest margin trends can be better analyzed if these earning assets and related margins are excluded.

Adjusted net interest income in the third quarter of 1997 was slightly below that of a year ago due to sluggish loan demand in all of the Corporation's banking businesses as well as reduced spreads in the credit card and corporate banking businesses. As a result, adjusted net interest margin was 4.47%, slightly below the 4.51% of a year ago.

The following charts illustrate trends in net interest income on a tax-equivalent ("TEA") basis, both reported and adjusted, as well as net interest margin over the past five quarters.

                Net Interest Income--TEA

In Millions
             3Q96     4Q96     1Q97     2Q97     3Q97
            ------   ------   ------   ------   ------
Reported    $  967   $  907   $  907   $  951   $  921
Adjusted    $1,115   $1,084   $1,101   $1,135   $1,103

                    Net Interest Margin

             3Q96     4Q96     1Q97     2Q97     3Q97
            ------   ------   ------   ------   ------
Reported     4.00%    4.11%    4.11%    4.12%    3.88%
Adjusted     4.51%    4.64%    4.73%    4.70%    4.47%


Provision for Credit Losses

Details of the Corporation's credit risk management and performance during the quarter ended September 30, 1997, are presented in the Credit Risk Management section, beginning on page 17.

Noninterest Income

The following table provides a breakdown of the components of noninterest income for the third quarter and the first nine months of 1997 compared with a year ago. In order to provide a more meaningful trend analysis, credit card fee revenue and total noninterest income exclude the amount of net fee revenue (spread income less credit costs) associated with securitized credit card receivables.

--------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended          Percent          Nine Months Ended        Percent
                                                     September 30            Increase             September 30         Increase
(Dollars in millions)                             1997          1996         (Decrease)        1997         1996      (Decrease)
--------------------------------------------------------------------------------------------------------------------------------
Combined trading profits (losses).....           $ 32           $(12)           N/M%         $   96        $   46         N/M%
Equity securities gains...............             28             50            (44)            128           184         (30)
Investment securities gains...........              8              2            N/M              37            27          37
                                                 ----           ----                         ------        ------
 Market-driven revenue................             68             40             70             261           257           2


Credit card fee revenue (1)...........            198            183              8             588           489          20
Fiduciary and investment
 management fees......................            102            100              2             306           298           3
Deposit fees (includes
 deficient balance fees)..............            111            104              7             332           306           8

Other service charges and
 commissions..........................            124             97             28             343           279          23
                                                 ----           ----                         ------        ------
 Adjusted fee-based revenue...........            535            484             11           1,569         1,372          14

Other income..........................             63             28            N/M             108            71          52
                                                 ----           ----                         ------        ------
 Adjusted noninterest income..........           $666           $552             21          $1,938        $1,700          14
                                                 ====           ====                         ======        ======
--------------------------------------------------------------------------------------------------------------------------------

(1) Net fee revenue related to the securitized receivables, which is excluded here, totaled $35 million and $45 million for the third quarters of 1997 and 1996, respectively, and $86 million and $166 million for the nine months ended 1997 and 1996, respectively.

N/M - Not meaningful.

Combined trading activities generated gains of $32 million for the third quarter of 1997 compared with a loss of $12 million in the year ago quarter. Increased customer transaction volume and increased market volatility resulted in higher foreign exchange trading results. Last year's loss of $12 million reflected poor trading performances in both the global derivatives and foreign exchange trading businesses.

Equity securities gains were $28 million for the third quarter of 1997, compared with $50 million for the third quarter of 1996. Minor repositionings in the investment securities portfolio generated gains of $8 million for the 1997 third quarter, compared with $2 million a year ago.

Adjusted credit card fee revenue was $198 million for the third quarter of 1997, up 8% from $183 million for the year-earlier period. The increase primarily reflects pricing changes instituted during 1996 to mitigate rising credit costs.

Deposit fees increased to $111 million in 1997 from $104 million in 1996. This growth reflects the successful restructuring of retail deposit-based product offerings as well as increased cash management fees across the Corporation's large Corporate and Middle Market customer bases.

Other service charges and commissions increased 28% from the year-ago quarter. Increased transaction flow in the loan syndication management business, as well as higher levels of fees from both investment and retail management products in the retail banking network, contributed to this excellent performance.

Other income in the third quarter of 1997 included gains of $22 million from the sale of home mortgage loans and leasing assets.

The following chart compares market-driven revenue and the significant components of fee-based revenue for the past five quarters. Fee-based revenue continues to be a significant contributor to overall profitability, with some seasonal effects associated with credit card fee revenue. Credit card fee revenue and total noninterest income have been adjusted to exclude net fee revenue associated with securitized credit card receivables in order to provide a more meaningful trend analysis.

                              Noninterest Income
                                 (In millions)
                           [BAR CHART APPEARS HERE]

                                    3Q96   4Q96   1Q97   2Q97   3Q97
                                    ----   ----   ----   ----   ----
Market-Driven Revenue               $ 40   $ 83   $107   $ 86   $ 68
Adjusted Credit Card Fees           $183   $205   $199   $191   $198
Serv. Chgs. & Commissions           $201   $218   $213   $227   $235
Fiduciary & Inv. Mgmt. Fees         $100   $102   $105   $ 99   $102
Other Revenue                       $ 28   $ 20   $ 20   $ 25   $ 63
                                    ----   ----   ----   ----   ----
  Total                             $552   $628   $644   $628   $666

Noninterest Expense

Operating expense for the third quarter of 1997 was $835 million, compared with $798 million for the third quarter of 1996. For the first nine months of 1997, operating expense was up less than 1% from a year ago. In addition, the operating efficiency ratio improved for 1997's first nine months to 51.2% from 52.1% in 1996.

Overall operating expense levels and operating efficiency ratios are reflected in the following charts.

              Operating Expense

           [BAR CHART APPEARS HERE]

                       In Millions
           Salaries &       Other
            Benefits      Operating      Total
3Q96*         $419           $379         $798
4Q96          $426           $387         $813
1Q97          $425           $375         $800
2Q97          $426           $399         $825
3Q97          $440           $395         $835

*Excludes FDIC Special Assessment of $18 million.

Operating Efficiency(1)

[GRAPH APPEARS HERE]

3Q96       51.0%
4Q96       51.2%
1Q97       50.4%
2Q97       51.7%
3Q97       51.5%

(1)Operating expense as a percentage of total revenue.


------------------------------------------------------------------------------------------------
Salaries and Employee Benefits      Three Months Ended   Percent    Nine Months Ended   Percent
                                       September 30      Increase     September 30      Increase
(Dollars in millions)                 1997      1996    (Decrease)    1997     1996    (Decrease)
------------------------------------------------------------------------------------------------
Salaries..........................   $   372   $   354          5%   $ 1,076  $ 1,065          1%
Employee benefits.................        68        65          5        215      216        N/M
                                     -------   -------               -------  -------
              Total...............   $   440   $   419          5    $ 1,291  $ 1,281          1
                                     =======   =======               =======  =======

Average full-time-equivalent
  employees.......................    33,727    33,617        N/M     33,645   34,293         (2)
                                     =======   =======               =======  =======
------------------------------------------------------------------------------------------------

N/M-Not meaningful.

Overall salary and benefit costs for 1997's first nine months were up 1% over 1996 levels. Annual salary increases were partially offset by reduced staff levels, resulting from the implementation of both merger-related and ongoing business reengineering initiatives. The increased cost of stock compensation programs contributed to the rise in salaries and employee benefits, partially linked to the increase in the Corporation's common stock value.

----------------------------------------------------------------------------------------------------------------
Other Noninterest Expense                         Three Months Ended   Percent    Nine Months Ended    Percent
                                                     September 30      Increase     September 30       Increase
(Dollars in millions)                               1997      1996    (Decrease)     1997     1996    (Decrease)
----------------------------------------------------------------------------------------------------------------
Occupancy expense of premises, net..............    $ 63      $ 64       (2)%      $  192   $  195       (2)%
Equipment rentals, depreciation
  and maintenance...............................      53        56       (5)          159      166       (4)
Marketing and public relations..................      34        26       31            92       96       (4)
Amortization of intangible assets...............      13        20      (35)           49       59      (17)
Telephone.......................................      23        23      N/M            70       63       11
Freight and postage.............................      21        22       (5)           63       66       (5)
Consulting......................................      14        11       27            38       26       46
Travel and entertainment........................      14        13        8            40       39        3
Stationery and supplies.........................      12        13       (8)           38       36        6
Other...........................................     148       131       13           428      413        4
                                                    ----      ----                 ------   ------
      Other operating expense...................     395       379        4        $1,169   $1,159        1

FDIC special assessment.........................       -        18      N/M             -       18      N/M
                                                    ----      ----                 ------   ------
      Total.....................................    $395      $397       (1)       $1,169   $1,177       (1)
                                                    ====      ====                 ======   ======
----------------------------------------------------------------------------------------------------------------

N/M - Not meaningful.

Other operating expense was $395 million for the third quarter of 1997, compared with $379 in 1996. Increased marketing costs in the Credit Card and Regional Banking businesses contributed to this increase. For the nine-month period, other operating expense was up 1% from a year ago. Merger and reengineering business savings continued to be channeled into investments in technology and used to fund growth in selected business units.

Intangible amortization expense declined in the third quarter of 1997 as certain purchased account relationships associated with the Credit Card business became fully amortized.

The increase in other operating expense in the third quarter also reflected corporate expense accruals primarily related to certain litigation issues.

Applicable Income Taxes
----------------------------------------------------------------------------------------------
                                             Three Months Ended            Nine Months Ended
                                                September 30                 September 30
(Dollars in millions)                           1997       1996            1997        1996
----------------------------------------------------------------------------------------------
Income before income taxes...........          $ 574      $ 538          $1,706      $1,600

Applicable income taxes..............            189        180             563         541

Effective tax rate...................           32.9%      33.5%           33.0%       33.8%
----------------------------------------------------------------------------------------------

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

The Statement of Cash Flows, on page 29, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of September 30, 1997, the parent company and the major banking subsidiaries had the following long- and short-term debt ratings.

----------------------------------------------------------------------------------------------------
                                                           Long-Term Debt           Short-Term Debt
----------------------------------------------------------------------------------------------------
                                                           S&P    Moody's           S&P      Moody's

First Chicago NBD Corporation (parent)...................  A+     A1                A-1      P-1
The Principal Banks......................................  AA-    Aa3               A-1+     P-1
----------------------------------------------------------------------------------------------------

A large customer deposit base is one of the significant strengths of the Corporation's liquidity position. The Corporation has established a 35% limit on the use of wholesale funds for funding core assets. As of September 30, 1997, its major banking subsidiaries collectively funded 76% of core assets with core liabilities, accessing the wholesale market for only 24% of core asset funding needs.

The following table shows the total funding source mix for the past five quarters.

--------------------------------------------------------------------------------------------------------------------------
Deposits and Other Purchased Funds
At period end                               September 30        June 30         March 31      December 31     September 30
(In millions)                                       1997           1997             1997             1996             1996
--------------------------------------------------------------------------------------------------------------------------
Domestic offices
    Demand.............................          $16,548        $17,142          $15,016          $15,702          $16,242
    Savings............................           21,097         21,154           21,381           21,722           20,882
    Time
      Under $100,000...................            9,610          9,775            9,788            9,851            9,944
      $100,000 and over................            5,517          5,205            5,290            5,143            5,900

Foreign offices........................           14,793         14,742           13,452           11,251           10,711
                                                 -------        -------          -------          -------          -------
         Total deposits................           67,565         68,018           64,927           63,669           63,679
--------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities
 under repurchase agreements...........            9,650         10,053            9,656            7,859            8,193
Commercial paper.......................            1,344            876              830              762              864
Other short-term borrowings............            9,389          8,972            7,687            6,810            8,966
Long-term debt.........................            9,906          9,016            8,514            8,454            7,967
                                                 -------        -------          -------          -------          -------
         Total other purchased funds...           30,289         28,917           26,687           23,885           25,990
                                                 -------        -------          -------          -------          -------
         Total.........................          $97,854        $96,935          $91,614          $87,554          $89,669
                                                 =======        =======          =======          =======          =======
--------------------------------------------------------------------------------------------------------------------------

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

Value at risk is intended to measure the maximum amount the Corporation could lose, given a specified confidence level, over a given period of time. Risk points measure the market risk (potential overnight loss) in a capital markets product. Value at risk is monitored in each significant trading portfolio on a daily basis. The following tables show average, maximum and minimum daily value at risk for the third quarter of 1997 and the preceding four quarters, and the actual trading revenue for each quarter.


------------------------------------------------------------------------------------------------------
Daily Value at Risk        September 30      June 30      March 31      December 31     September 30
(In millions)                  1997           1997          1997            1996            1996
------------------------------------------------------------------------------------------------------
Average.................            $25          $24           $21              $24              $26
Maximum.................             28           27            25               27               30
Minimum.................             20           21            18               21               23
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Quarter Ended              September 30      June 30      March 31      December 31     September 30
(In millions)                      1997         1997          1997             1996             1996
------------------------------------------------------------------------------------------------------

Trading revenue*........            $54          $58           $54              $33              $19
------------------------------------------------------------------------------------------------------

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

The following table details the Corporation's interest rate gap position as of September 30, 1997. Interest rate risks in trading and overseas asset and liability positions are assumed to be matched and are managed principally as trading risks. Credit card securitizations, which subject fee revenue to interest rate risk, are included in the gap analysis measure.



--------------------------------------------------------------------------------------------------
Interest Rate Sensitivity
September 30, 1997                      0-90      91-180    181-365      1-5     Beyond
(Dollars in millions)                   days       days       days      years   5 years     Total
--------------------------------------------------------------------------------------------------

Loans................................  $46,272   $ 3,254   $  4,338   $13,027   $ 3,059   $ 69,950
Investment securities................    1,760       337      1,385     3,489     1,290      8,261
Other earning assets.................   24,100        54         16       104         -     24,274
Nonearning assets....................   15,322       113        152     1,440     1,641     18,668
                                       -------   -------   --------   -------   -------   --------

     Total assets....................  $87,454   $ 3,758   $  5,891   $18,060   $ 5,990   $121,153
--------------------------------------------------------------------------------------------------

Deposits.............................  $28,086   $ 3,699   $  5,155   $14,377   $ 1,027   $ 52,344
Other interest-bearing liabilities...   43,911     2,682      1,560     2,225     2,954     53,332
Noninterest-bearing liabilities......    6,509        12         17       114       742      7,394
Equity...............................      485       195        390     3,117     3,896      8,083
                                       -------   -------   --------   -------   -------   --------

     Total liabilities and equity....  $78,991   $ 6,588   $  7,122   $19,833   $ 8,619   $121,153
--------------------------------------------------------------------------------------------------

Balance sheet sensitivity gap........  $ 8,463   $(2,830)  $ (1,231)  $(1,773)  $(2,629)         -
--------------------------------------------------------------------------------------------------

Cumulative gap as a % of total assets      7.0%      4.6%       3.6%      2.2%        -          -
--------------------------------------------------------------------------------------------------

Effect of off-balance-sheet ALM                                                                  -
  derivative transactions:                                                                       -
     Specific transactions:            $(4,082)  $ 1,264   $    913   $   402   $ 1,503          -
     Specific asset or liability pools  (2,493)      (39)       667     1,776        89          -
--------------------------------------------------------------------------------------------------

Interest rate sensitivity gap........  $ 1,888   $(1,605)  $    349   $   405   $(1,037)         -
--------------------------------------------------------------------------------------------------

Cumulative gap.......................  $ 1,888   $   283   $    632   $ 1,037         -          -
--------------------------------------------------------------------------------------------------

Cumulative gap as a % of total assets      1.6%      0.2%       0.5%      0.9%        -          -
--------------------------------------------------------------------------------------------------

The Corporation's policy is to limit the cumulative one-year gap position, including asset and liability management ("ALM") derivatives, to within 4% of total assets. As of September 30, 1997, the cumulative one-year gap position was 0.5% of total assets. The Corporation uses off-balance-sheet transactions, principally interest rate swaps, to adjust the interest rate sensitivity of specific transactions, as well as pools of assets or liabilities, to remain structurally neutral to interest rate changes. As shown in the table above, the net result of ALM derivatives was to reduce the cumulative one-year gap position from 3.6% to 0.5% of total assets.

In addition to static gap analysis, an earnings simulation analysis and a value-at-risk measure are performed to identify more dynamic interest rate risk exposures of the businesses, including embedded option positions. The earnings simulation analysis estimates the effect that specific interest rate changes would have on pretax earnings. The Corporation's policy is to limit the change in annual pretax earnings to $100 million from an immediate parallel change in interest rates of 200 basis points. As of September 30, 1997, the estimated earnings sensitivity profile was as follows:


-------------------------------------------------------------------------------------------
                                                        Immediate Change in Rates
                                                      -------------------------------------
(In millions)                                         +200 bp               -200 bp
-------------------------------------------------------------------------------------------
Pretax earnings change.........................         $13                   $9
-------------------------------------------------------------------------------------------

Access to the derivatives market is an important element in maintaining the interest rate risk position within policy guidelines. At September 30, 1997, the notional principal amount of ALM interest rate swaps totaled $9.9 billion, including $5.2 billion against specific transactions and $4.7 billion against specific pools of assets or liabilities. The following table summarizes the interest rate swaps used for asset and liability management purposes.

Asset and Liability Management Swaps--Notional Principal
------------------------------------------------------------------------------------------------------
September 30, 1997                       Receive Fixed               Pay Fixed         Basis
(In millions)                             Pay Floating            Receive Floating     Swaps     Total
------------------------------------------------------------------------------------------------------

                                            Specific     Pool     Specific    Pool     Pool
                                            --------     ----     --------    ----     ----
Swaps associated with:
  Loans..................................    $   32     $  581      $ 37       $ -    $    -    $  650
  Investment securities..................         -          -       203         -         -       203
  Securitized credit card receivables....         -        208         -         -         -       208
  Deposits...............................        50      2,750         -         -         -     2,800
  Funds borrowed (including
    long-term debt)......................     4,687          -       250        75     1,040     6,052
                                             ------     ------      ----       ---    ------    ------

      Total..............................    $4,769     $3,539      $490       $75    $1,040    $9,913
                                             ======     ======      ====       ===    ======    ======
------------------------------------------------------------------------------------------------------

Substantially all ALM interest rate swaps are standard swap contracts. Contractual maturities and weighted average pay and receive rates for the ALM swap position at September 30, 1997, are summarized below. The variable interest rates, which generally are the one-month, three-month and six-month LIBOR rates in effect on the date of repricing, are assumed to remain constant. However, the variable interest rates will change and would affect the related weighted average information presented in the table.


(Dollars in millions)         1997    1998    1999   2000   2001   Thereafter   Total
---------------------------------------------------------------------------------------
Receive fixed/pay
  floating swaps
    Notional amount.......    $704   $3,447   $637   $773   $771     $1,976     $8,308
    Weighted average
      Receive rate........    6.21%    6.16%  6.23%  6.17%  7.17%      6.87%      6.43%
      Pay rate............    5.88%    5.83%  5.91%  5.84%  5.86%      5.86%      5.85%

Pay fixed/receive
  floating swaps
    Notional amount.......    $  1   $   57   $ 83   $110   $ 25     $  289     $  565
    Weighted average
      Receive rate........    5.76%    6.01%  5.86%  5.87%  5.96%      5.82%      5.86%
      Pay rate............    6.96%    8.07%  7.99%  7.74%  8.01%      6.58%      7.23%

Basis swaps
    Notional amount.......       -    $1,015  $ 25      -      -          -     $1,040
    Weighted average
      Receive rate........       -     5.88%  5.91%     -      -          -       5.88%
      Pay rate............       -     5.82%  5.83%     -      -          -       5.82%
---------------------------------------------------------------------------------------
 Total notional amount....    $705   $4,519   $745   $883   $796     $2,265     $9,913
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

----------------------------------------------------------------------------------------------------------------------------

Selected Statistical Information
                                                   September 30      June 30     March 31     December 31     September 30
(Dollars in millions)                                      1997         1997         1997            1996             1996
----------------------------------------------------------------------------------------------------------------------------
At period-end
  Loans outstanding...............................      $67,822      $67,510      $66,536         $66,414          $66,602
  Nonperforming loans.............................          330          329          257             262              309
  Other real estate, net..........................           15           14           28              28               26
  Nonperforming assets............................          345          343          285             290              335
  Allowance for credit losses.....................        1,408        1,408        1,408           1,407            1,447
  Nonperforming assets/loans outstanding
   and other real estate, net.....................          0.5%         0.5%         0.4%            0.4%             0.5%
  Allowance for credit losses/loans
   outstanding....................................          2.1          2.1          2.1             2.1              2.2
  Allowance for credit losses/nonperforming
   loans..........................................          427          428          548             537              468

For the quarter ended
  Average loans...................................      $66,782      $66,301      $65,177         $65,494          $65,962
  Net charge-offs.................................          191          180          186             190              182
  Net charge-offs/average loans...................          1.1%         1.1%         1.2%            1.2%             1.1%
----------------------------------------------------------------------------------------------------------------------------

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign) and consumer (credit card and other consumer) segments.

Loan Composition                                   September 30      June 30     March 31     December 31     September 30
(In millions)                                              1997         1997         1997            1996             1996
----------------------------------------------------------------------------------------------------------------------------
Commercial risk
  Domestic
    Commercial....................................      $27,685      $27,851      $28,181         $27,718          $27,537
    Real estate
      Construction................................        1,292        1,272        1,159           1,057            1,094
      Other.......................................        5,269        5,309        5,159           5,103            5,446
    Lease financing...............................        2,003        1,954        1,848           1,820            1,683
  Foreign.........................................        4,168        4,362        4,022           3,656            3,587
                                                        -------      -------      -------         -------          -------
        Total commercial..........................       40,417       40,748       40,369          39,354           39,347
                                                        -------      -------      -------         -------          -------
Consumer risk
  Credit cards....................................        9,720        9,031        8,668           9,601            9,888
  Secured by real estate (1)......................        9,715        9,698        9,483           9,406            9,334
  Automotive......................................        4,203        4,306        4,342           4,423            4,411
  Other...........................................        3,767        3,727        3,674           3,630            3,622
                                                        -------      -------      -------         -------          -------
        Total consumer............................       27,405       26,762       26,167          27,060           27,255
                                                        -------      -------      -------         -------          -------
 Total............................................      $67,822      $67,510      $66,536         $66,414          $66,602
                                                        =======      =======      =======         =======          =======
----------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------

Allowance for Credit Losses             September 30        June 30         March 31        December 31       September 30
(In millions)                                   1997           1997             1997               1996               1996
------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter.....            $1,408         $1,408           $1,407             $1,447             $1,430
------------------------------------------------------------------------------------------------------------------------------
Provision for credit losses.......               191            180              187                190                185
------------------------------------------------------------------------------------------------------------------------------
Charge-offs
  Commercial
    Domestic
      Commercial..................                39             33               21                 20                 30
      Real estate.................                 3              4                2                  7                  2
      Lease financing.............                 2              -                2                  -                  3
    Foreign.......................                 -              -                -                  -                  2
  Consumer
      Credit card.................               159            170              168                163                159
      Other.......................                29             27               31                 42                 22
                                              ------         ------           ------             ------             ------
        Total charge-offs.........               232            234              224                232                218
------------------------------------------------------------------------------------------------------------------------------
Recoveries
  Commercial
    Domestic
      Commercial..................                 9             21               10                 11                 13
      Real estate.................                 7              6                4                  4                  6
      Lease financing.............                 -              1                -                  -                  1
    Foreign.......................                 1              -                2                 11                  1
  Consumer
      Credit card.................                15             15               11                 10                  6
      Other.......................                 9             11               11                  6                  9
                                              ------         ------           ------             ------             ------
        Total recoveries..........                41             54               38                 42                 36
------------------------------------------------------------------------------------------------------------------------------
Net charge-offs...................               191            180              186                190                182
      Other, net..................                 -              -                -                (40)                14
Balance, end of quarter...........            $1,408         $1,408           $1,408             $1,407             $1,447
                                              ======         ======           ======             ======             ======
------------------------------------------------------------------------------------------------------------------------------

Consumer Risk Management

----------------------------------------------------------------------------------------------------------
Consumer Loans                                 September 30  June 30  March 31  December 31  September 30
(In millions)                                          1997     1997      1997         1996          1996
----------------------------------------------------------------------------------------------------------
Credit card loans............................       $ 9,720  $ 9,031   $ 8,668      $ 9,601       $ 9,888
Securitized credit card receivables..........         7,847    8,221     8,596        8,888         8,039
                                                    -------  -------   -------      -------       -------
 Total managed credit card receivables.......        17,567   17,252    17,264       18,489        17,927

Other consumer loans
 Secured by real estate (1)..................         9,715    9,698     9,483        9,406         9,334
 Automotive..................................         4,203    4,306     4,342        4,423         4,411
 Other.......................................         3,767    3,727     3,674        3,630         3,622
                                                    -------  -------   -------      -------       -------
  Other consumer loans.......................        17,685   17,731    17,499       17,459        17,367
                                                    -------  -------   -------      -------       -------
  Total managed consumer loans................      $35,252  $34,983   $34,763      $35,948       $35,294
                                                    =======  =======   =======      =======       =======
---------------------------------------------------------------------------------------------------------

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

Credit card receivables represent the most significant risk element in the consumer portfolio. The net charge-off rate for credit card receivables was 6.7% for the third quarter of 1997 representing a decrease from the prior two quarters. While this is an encouraging sign, the Corporation continues to aggressively manage its credit and collection policies in this business.

--------------------------------------------------------------------------------------------------------
Credit Card Receivables                                      For the Quarter Ended
                                          September 30   June 30   March 31   December 31   September 30
(Dollars in millions)                             1997      1997       1997          1996           1996
--------------------------------------------------------------------------------------------------------
Average balances:
Credit card loans.......................       $ 9,147   $ 8,613    $ 8,673       $ 9,421        $10,497

Securitized credit card receivables.....         8,092     8,460      8,816         8,058          7,219
                                               -------   -------    -------       -------        -------
  Total average managed credit card
    receivables.........................       $17,239   $17,073    $17,489       $17,479        $17,716
                                               =======   =======    =======       =======        =======
Total net charge-offs (including
  securitizations)......................       $   293   $   326    $   319       $   294        $   265
                                               =======   =======    =======       =======        =======
Net charge-offs/average total managed
  receivables...........................           6.7%      7.7%       7.4%          6.7%           5.9%
                                               =======   =======    =======       =======        =======
Credit Card Delinquency Rate--Managed
  Receivables-Period End
    30 or more days.....................           4.5%      4.3%       4.4%          4.5%           4.3%
    90 or more days.....................           1.8       1.7        1.9           1.8            1.6
--------------------------------------------------------------------------------------------------------

Credit card receivables generally are charged off no later than 180 days past due, or earlier in the event of bankruptcy.

Commercial Risk Management

The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

Commercial loans totaled $40.4 billion at September 30, 1997, up 3% from December 31, 1996, and September 30, 1996.

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

During the third quarter, charge-offs net of recoveries were $27 million in the commercial portfolio, compared with $9 million in the second quarter . Nonperforming commercial assets totaled $345 million at September 30, 1997, compared with $343 million at June 30, 1997, and $290 million at year-end 1996.

Commercial Real Estate

Commercial real estate loans include loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

Commercial real estate loans totaled $6.6 billion at September 30, 1997, compared with $6.5 billion a year ago and $6.2 billion at year-end 1996.

During the third quarter, net recoveries in the commercial real estate portfolio were $4 million. Nonperforming commercial real estate assets, including other real estate, totaled $92 million at September 30, 1997, compared with $85 million at June 30, 1997, and $128 million at year-end 1996.

Nonperforming Assets

Nonperforming assets at September 30, 1997, were $345 million, or 0.5% of total loans and other real estate, compared with $343 million, or 0.5%, at June 30, 1997 and $290 million, or 0.4%, at year-end 1996. The following charts illustrate the trends in this area over the last five quarters.


Nonperforming Assets--Period End

[BAR GRAPH APPEARS HERE]

In Millions                  3Q96   4Q96   1Q97   2Q97   3Q97
                             ----   ----   ----   ----   ----
Loans                        $309   $262   $257   $329   $330
OREO                         $ 26   $ 28   $ 28   $ 14   $ 15
                             ----   ----   ----   ----   ----
  Total                      $335   $290   $285   $343   $345

Nonperforming Assets as a Percentage of
Loans and Other Real Estate--Period End

[BAR GRAPH APPEARS HERE]

3Q96           0.5%
4Q96           0.4%
1Q97           0.4%
2Q97           0.5%
3Q97           0.5%

DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and Corporate Investment activities. These instruments include interest rate, currency, commodity and equity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts.

The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The trend in net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $3.2 million for the third quarter of 1997 and by $12.2 million for the third quarter of 1996.

The sale of fixed- and floating-rate credit card receivables as securities to investors subjects fee revenue to interest rate risk. Therefore, interest rate derivatives, whose terms match those of the credit card securitizations, are used to reduce this volatility. Without the use of these instruments, net fee revenue would have been lower by $0.3 million for the third quarter of 1997 and by $2.4 million for the third quarter of 1996.

Credit exposure from derivative financial instruments arises from the risk of a customer default on the derivative contract. The amount of loss created by the default is the replacement cost or current fair value of the defaulted contract. The Corporation utilizes master netting agreements whenever possible to reduce its credit exposure from customer default. These agreements allow the netting of contracts with unrealized losses against contracts with unrealized gains to the same customer, in the event of a customer default. The table below shows the impact of these master netting agreements at September 30, 1997, and December 31, 1996:


                                                                      September 30      December 31
(In billions)                                                                 1997             1996
------------------------------------------------------------------------------------------------------
Gross replacement cost...........................................            $13.7            $14.9
  Less: Adjustment due to master netting agreements..............              9.9              9.8
                                                                             -----            -----
Current credit exposure..........................................              3.8              5.1
  Less: Unrecognized net gains due to nontrading activity........              0.1              0.1
                                                                             -----            -----
Balance sheet exposure...........................................            $ 3.7            $ 5.0
                                                                             =====            =====
------------------------------------------------------------------------------------------------------

The $3.8 billion of total current credit exposure at September 30, 1997, represents the total loss that the Corporation would have suffered had every counterparty been in default on that date. This amount is reduced by any unrealized and unrecognized gains on derivatives used to manage interest rate exposures to arrive at the balance sheet exposure.

Since a derivative's replacement cost, measured by its fair value, is subject to change over the contract's life, the Corporation's evaluation of credit risk incorporates potential increases to the contract's fair value. Potential exposure is calculated with a statistical model that estimates changes over time in exchange rates, interest rates and other relevant factors using a 95% confidence level. This potential credit exposure is calculated on a portfolio basis, incorporating master netting agreements as well as any natural offsets that exist between contracts within the customer's portfolio. In total, the potential credit exposure was approximately $6.2 billion higher than the current exposure at September 30, 1997.

For the first nine months of 1997, there were no charge-offs associated with derivative financial instruments.

TECHNOLOGY RISK--YEAR 2000 COMPLIANCE ISSUES

The Corporation has established an overall plan to address systems-related Year 2000 issues. The plan calls for either system modification to, or replacement of, approximately 700 existing business system applications. The cost of this Year 2000 compliance program related to system modifications is estimated at approximately $100 million of which approximately $45 million will be incurred by the end of 1997. Such costs will be charged to expense as incurred. The Corporation currently anticipates that substantially all of the remaining work under this program, including the testing of critical systems, will be completed by the end of 1998.

A contingency plan has been established for critical business system applications to mitigate potential problems/delays associated with either new system replacements or established vendor delivery dates.

The Corporation, however, continues to bear some risk related to the Year 2000 issue and could be adversely affected, if other entities (i.e., vendors) not affiliated with the Corporation do not appropriately address their own Year 2000 compliance issues.

CAPITAL MANAGEMENT

--------------------------------------------------------------------------------------------------------------------------
Selected Capital Ratios                   September 30    June 30    March 31    December 31    September 30    Corporate
                                                  1997       1997        1997           1996            1996    Guideline
--------------------------------------------------------------------------------------------------------------------------
Common equity/total assets (1)..........           7.0%       7.3%        7.9%           8.2%            8.1%         N/A
Tangible common equity ratio (1)........           6.6        7.1         7.6            7.8             7.7          N/A
Stockholders' equity/total assets.......           7.1        7.5         8.0            8.6             8.5          N/A
Risk-based capital ratios (1)(2)(3)
  Tier 1................................           8.1        8.6         9.1            9.2             8.4          7-8%
  Total.................................          11.9       12.4        13.1           13.3            12.4        11-12%
Regulatory leverage ratio (1)(2)(3).....           8.2        8.6         9.2            9.3             8.1      5.5-7.0%
Double leverage ratio (2)...............           118        111         106            105             113     less than
                                                                                                                  or equal
                                                                                                                   to 120%
Dividend payout ratio...................          31.7       33.3        33.9           34.8            33.0        30-40%
--------------------------------------------------------------------------------------------------------------------------

(1)  Net of investment in FCCM.
(2)  Includes trust preferred capital securities.
(3) As a result of a recent regulatory change, beginning in October 1997, the risk-based and regulatory leverage ratios will include the activities of FCCM. On a pro forma basis, the September 30, 1997 Tier 1, Total Capital and Regulatory Leverage Ratios would have been 8.1%, 12.0% and 8.0%, respectively.
N/A - Not Applicable.

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

Economic Capital

An economic capital framework is used to allocate capital to lines of business, products and customers based on the level and type of risk inherent in the activities. Return on economic capital is a key decision-making tool for managing risk-taking activities, as well as for ensuring that capital is efficiently and profitably employed. The Corporation's economic capital model was revised in the first quarter of 1997 as referenced in the Business Segments section, on page 2. Enhancements to the model incorporate a more complete and up-to-date assessment of risk based on the evolving nature of the Corporation's activities.

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

Other Capital Activities

In October 1996, the Board of Directors authorized the purchase of up to 40 million shares of the Corporation's common stock over the subsequent two to three years. Purchases occur periodically in open market or private transactions. Through September 30, approximately 35.7 million shares had been repurchased under this program.

In February 1997, the Corporation authorized the redemption on April 1 of all shares outstanding of its 5 3/4% Cumulative Convertible Preferred Stock, Series B, and the corresponding redemption of the related depositary shares, each representing a one-hundredth interest in a share of the Convertible Preferred Stock. Essentially all of the Series B Preferred Stock has been converted to shares of the Corporation's common stock.

In October 1997, the Board of Directors authorized the redemption on November 17, 1997, of all shares outstanding of its 8.45% Cumulative Preferred Stock, Series E, and the corresponding redemption of the related depositary shares, each representing a one-twenty-fifth interest in a share of the Series E Preferred Stock. The redemption price is $25.27 per depositary share, which includes accrued and unpaid dividends of $0.27 per depositary share.

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

                  Tier 1 and Total Capital Ratios--Period End

                           [BAR GRAPH APPEARS HERE]

                                9/30/96   12/31/96   9/30/97
                                -------   --------   -------
Tier 1                             8.4%       9.2%      8.1%
Total                             12.4%      13.3%     11.9%
Tier 1 Regulatory Guidelines       6.0%       6.0%      6.0%
Total Regulatory Guidelines       10.0%      10.0%     10.0%

Trust preferred securities issued on behalf of the Corporation totaled $1 billion at September 30, 1997. These securities are tax-advantaged issues that qualify for Tier 1 capital treatment and are included in long-term debt in the Corporation's balance sheet. Tier 1 Capital at September 30, 1997 totaled $8.5 billion, a decline from the $9.2 billion at year-end 1996. The decrease in Tier 1 Capital is attributed to the Corporation's repurchases of common shares throughout the year made under the stock repurchase program.

The following table shows the components of the Corporation's regulatory risk-based capital and risk-weighted assets.

-------------------------------------------------------------------------------------------------------------------
                                                               September 30        December 31       September 30
(In millions)                                                          1997               1996               1996
-------------------------------------------------------------------------------------------------------------------
Regulatory Risk-Based Capital
Tier 1 capital...........................................          $  8,519           $  9,186           $  8,530
Tier 2 capital and other adjustments.....................             3,956              4,146              4,036
                                                                   --------           --------           --------
      Total capital......................................          $ 12,475           $ 13,332           $ 12,566
                                                                   ========           ========           ========

Regulatory Risk-Weighted Assets
Balance sheet risk-weighted assets.......................          $ 74,138           $ 71,177           $ 71,577
Off-balance-sheet risk-weighted assets...................            31,033             29,078             29,763
                                                                   --------           --------           --------

      Total risk-weighted assets.........................          $105,171           $100,255           $101,340
                                                                   ========           ========           ========
-------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Intangible Assets                                            September 30       December 31       September 30
(In millions)                                                    1997              1996               1996
-----------------------------------------------------------------------------------------------------------------
Goodwill.................................................             $ 373              $ 397              $ 404
Other nonqualifying intangibles..........................                 3                  3                  4
                                                                      -----              -----              -----
 Subtotal................................................               376                400                408
Qualifying intangibles...................................                55                 69                 75
                                                                      -----              -----              -----
 Total intangibles.......................................             $ 431              $ 469              $ 483
                                                                      =====              =====              =====
-----------------------------------------------------------------------------------------------------------------

Tier 1 and total capital have been reduced by goodwill and other nonqualifying intangible assets, which totaled $376 million at September 30, 1997, $400 million at December 31, 1996, and $408 million at September 30, 1996.

The Corporation's major banking subsidiaries exceed the regulatory well-capitalized guidelines as shown in the following tables. Major banking subsidiaries include: The First National Bank of Chicago (FNBC), NBD Bank (Michigan), FCC National Bank (FCCNB), American National Bank and Trust Company of Chicago (ANB), and NBD Bank, N.A. (Indiana). By maintaining well-capitalized regulatory status, these banks benefit from lower FDIC deposit premiums.

------------------------------------------------------------------------------------------------------------------------------
                                                                     NBD                                                 NBD
                                                  FNBC             Michigan              FCCNB             ANB         Indiana
------------------------------------------------------------------------------------------------------------------------------
September 30, 1997
Risk-based capital ratios
  Tier 1 capital...................                7.9%                9.9%               10.9%             8.6%          10.1%
  Total capital....................               11.4                14.4                13.5             11.8           11.3

Regulatory leverage ratio..........                7.6                10.3                12.0              9.2            9.2
------------------------------------------------------------------------------------------------------------------------------
                                                                     NBD                                                 NBD
                                                  FNBC             Michigan              FCCNB             ANB         Indiana
------------------------------------------------------------------------------------------------------------------------------
December 31, 1996
Risk-based capital ratios
  Tier 1 capital...................                7.8%                9.3%               10.6%             8.7%           9.7%
  Total capital....................               11.2                13.5                13.5             11.5           11.0

Regulatory leverage ratio..........                7.6                 9.6                10.6              9.4            8.9
------------------------------------------------------------------------------------------------------------------------------
                                                                     NBD                                                 NBD
                                                  FNBC             Michigan              FCCNB             ANB         Indiana
------------------------------------------------------------------------------------------------------------------------------
September 30, 1996
Risk-based capital ratios
  Tier 1 capital...................                7.8%                9.1%                8.9%             8.5%          10.7%
  Total capital/...................               11.0                12.9                11.8             11.3           12.0

Regulatory leverage ratio..........                6.8                10.1                 8.4              9.4            9.4
------------------------------------------------------------------------------------------------------------------------------

In September 1996, the U.S. bank regulators amended their risk-based capital requirements to incorporate a measure for market risk inherent in the trading portfolio. Under the new market risk requirements, capital will be allocated to support the amount of market risk related to the Corporation's ongoing trading activities. The market risk rules are not effective until 1998 and will apply only to institutions with significant trading activities. It is anticipated that both the Corporation and FNBC will be subject to these new rules. At this time, it is estimated that the rules will not significantly affect the risk-based capital ratios of either entity.

First Chicago NBD Corporation and Subsidiaries
Consolidated Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------
                                                                               September 30     December 31     September 30
(Dollars in millions)                                                              1997             1996            1996
-----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks.....................................................    $      7,929    $      7,823     $      7,706
Interest-bearing due from banks.............................................           7,721           5,474            5,695
Federal funds sold and securities under resale agreements...................           7,671           4,197            5,640
Trading assets..............................................................           4,632           4,812            5,226
Derivative product assets...................................................           3,717           4,974            4,645
Investment securities.......................................................           9,025           7,178            7,140
Loans (net of unearned income--$925, $764 and $681, respectively)...........          67,822          66,414           66,602
   Less allowance for credit losses.........................................          (1,408)         (1,407)          (1,447)
                                                                                ------------    ------------     ------------
   Loans, net...............................................................          66,414          65,007           65,155
Premises and equipment......................................................           1,406           1,415            1,424
Customers' acceptance liability.............................................             694             577              705
Other assets................................................................           4,097           3,162            3,358
                                                                                ------------    ------------     ------------
   Total assets.............................................................    $    113,306    $    104,619     $    106,694
                                                                                ============    ============     ============
-----------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits
   Demand...................................................................    $     16,548    $     15,702     $     16,242
   Savings..................................................................          21,097          21,722           20,882
   Time.....................................................................          15,127          14,994           15,844
   Foreign offices..........................................................          14,793          11,251           10,711
                                                                                ------------    ------------     ------------
   Total deposits...........................................................          67,565          63,669           63,679
Federal funds purchased and securities under repurchase agreements..........           9,650           7,859            8,193
Other short-term borrowings.................................................          10,733           7,572            9,830
Long-term debt..............................................................           9,906           8,454            7,967
Acceptances outstanding.....................................................             694             577              705
Derivative product liabilities..............................................           3,716           4,753            4,589
Other liabilities...........................................................           2,960           2,728            2,644
                                                                                ------------    ------------     ------------
   Total liabilities........................................................         105,224          95,612           97,607
-----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock.............................................................             290             444              475
Common stock--$1 par value..................................................             320             320              319

                                      Sept. 30, 1997   Dec. 31, 1996   Sept. 30, 1996
                                      --------------   -------------   --------------
  Number of shares authorized.....      750,000,000     750,000,000      750,000,000
  Number of shares issued.........      319,509,114     319,509,189      318,920,332
  Number of shares outstanding....      292,647,413     313,473,520      317,699,166
Surplus.....................................................................           1,986           2,149            2,179
Retained earnings...........................................................           7,195           6,433            6,189
Fair value adjustment on investment securities available-for-sale...........              43              38               23
Deferred compensation.......................................................             (87)            (58)             (57)
Accumulated translation adjustment..........................................               5               7                7
Treasury stock at cost--26,861,701; 6,035,669; and 1,221,166 shares,
 respectively...............................................................          (1,670)           (326)             (48)
                                                                                ------------    ------------     ------------
   Stockholders' equity.....................................................           8,082           9,007            9,087
                                                                                ------------    ------------     ------------
     Total liabilities and stockholders' equity.............................    $    113,306    $    104,619     $    106,694
                                                                                ============    ============     ============



-----------------------------------------------------------------------------------------------------------------------------

First Chicago NBD Corporation and Subsidiaries
Consolidated Income Statement

-------------------------------------------------------------------------------------------------------------------------------
                                                                                 Three Months Ended        Nine Months Ended
                                                                                    September 30             September 30
(In millions, except per share data)                                              1997        1996         1997         1996
-------------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees.......................................................     $1,491      $1,482       $4,376       $4,310
Bank balances...............................................................        120         112          330          381
Federal funds sold and securities under resale agreements...................         79         113          221          453
Trading assets..............................................................         67          96          203          323
Investment securities--taxable..............................................         97          82          264          285
Investment securities--tax-exempt...........................................         27          23           81           70
                                                                                 ------      ------       ------       ------
     Total..................................................................      1,881       1,908        5,475        5,822
-------------------------------------------------------------------------------------------------------------------------------

Interest Expense
Deposits....................................................................        560         527        1,603        1,664
Federal funds purchased and securities under repurchase agreements..........        134         149          372          564
Other short-term borrowings.................................................        125         156          348          448
Long-term debt..............................................................        163         134          452          409
                                                                                 ------      ------       ------       ------
     Total..................................................................        982         966        2,775        3,085
-------------------------------------------------------------------------------------------------------------------------------

Net Interest Income.........................................................        899         942        2,700        2,737
Provision for credit losses.................................................        191         185          558          545
                                                                                 ------      ------       ------       ------
Net Interest Income After Provision for Credit Losses.......................        708         757        2,142        2,192
-------------------------------------------------------------------------------------------------------------------------------

Noninterest Income
Combined trading profits (losses)...........................................         32         (12)          96           46
Equity securities gains.....................................................         28          50          128          184
Investment securities gains.................................................          8           2           37           27
                                                                                 ------      ------       ------       ------
     Market-driven revenue..................................................         68          40          261          257
                                                                                 ------      ------       ------       ------
Credit card fee revenue.....................................................        233         228          674          655
Fiduciary and investment management fees....................................        102         100          306          298
Service charges and commissions.............................................        235         201          675          585
                                                                                 ------      ------       ------       ------
     Fee-based revenue......................................................        570         529        1,655        1,538
                                                                                 ------      ------       ------       ------
Other income................................................................         63          28          108           71
                                                                                 ------      ------       ------       ------
     Total..................................................................        701         597        2,024        1,866
-------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense
Salaries and employee benefits..............................................        440         419        1,291        1,281
Occupancy expense of premises, net..........................................         63          64          192          195
Equipment rentals, depreciation and maintenance.............................         53          56          159          166
Amortization of intangible assets...........................................         13          20           49           59
Other.......................................................................        266         257          769          757
                                                                                 ------      ------       ------       ------
     Total..................................................................        835         816        2,460        2,458
-------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes..................................................        574         538        1,706        1,600
Applicable income taxes.....................................................        189         180          563          541
                                                                                 ------      ------       ------       ------
Net Income..................................................................     $  385      $  358       $1,143       $1,059
                                                                                 ======      ======       ======       ======
Net Income Attributable to Common Stockholders' Equity......................     $  380      $  350       $1,126       $1,035
                                                                                 ======      ======       ======       ======
-------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share
  Primary...................................................................      $1.26       $1.09        $3.64        $3.24
  Fully Diluted.............................................................      $1.26       $1.08        $3.62        $3.19
-------------------------------------------------------------------------------------------------------------------------------

First Chicago NBD Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
----------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30
(In millions)                                                                                     1997           1996
----------------------------------------------------------------------------------------------------------------------
Preferred Stock
   Balance, beginning of period........................................................         $   444         $  489
   Conversion of preferred stock.......................................................            (154)           (14)
                                                                                                -------         ------
   Balance, end of period..............................................................             290            475
                                                                                                -------         ------

Common Stock
   Balance, beginning of period........................................................             320            319
   Issuance of stock...................................................................               -              -
                                                                                                -------         ------
   Balance, end of period..............................................................             320            319
                                                                                                -------         ------

Capital Surplus
   Balance, beginning of period........................................................           2,149          2,185
   Issuance of treasury stock..........................................................             (85)           (45)
   Conversion of preferred stock.......................................................            (138)            (5)
   Other...............................................................................              60             44
                                                                                                -------         ------
   Balance, end of period..............................................................           1,986          2,179
                                                                                                -------         ------

Retained Earnings
   Balance, beginning of period........................................................           6,433          5,497
   Net income..........................................................................           1,143          1,059
   Cash dividends declared on common stock.............................................            (364)          (343)
   Cash dividends declared on preferred stock..........................................             (17)           (24)
                                                                                                -------         ------
   Balance, end of period..............................................................           7,195          6,189
                                                                                                -------         ------

Fair Value Adjustment on Investment Securities Available-for-Sale
   Balance, beginning of period........................................................              38            112
   Change in fair value (net of taxes) and other.......................................               5            (89)
                                                                                                -------         ------
   Balance, end of period..............................................................              43             23
                                                                                                -------         ------

Deferred Compensation
   Balance, beginning of period........................................................             (58)           (39)
   Awards granted, net.................................................................             (42)           (31)
   Amortization of deferred compensation...............................................              34             18
   Other...............................................................................             (21)            (5)
                                                                                                -------         ------
   Balance, end of period..............................................................             (87)           (57)
                                                                                                -------         ------

Accumulated Translation Adjustment
   Balance, beginning of period........................................................               7              8
   Translation gain (loss), net of taxes...............................................              (2)            (1)
                                                                                                -------         ------
   Balance, end of period..............................................................               5              7
                                                                                                -------         ------

Treasury Stock
   Balance, beginning of period........................................................            (326)          (121)
   Purchase of common stock............................................................          (1,764)           (17)
   Conversion of preferred stock.......................................................             292              -
   Issuance of stock...................................................................             128             90
                                                                                                -------         ------
   Balance, end of period..............................................................          (1,670)           (48)
                                                                                                -------         ------

Total Stockholders' Equity, end of period..............................................         $ 8,082         $9,087
                                                                                                =======         ======

First Chicago NBD Corporation and Subsidiaries
Consolidated Statement of Cash Flows

-------------------------------------------------------------------------------------------------------------------------
Nine Months Ended September 30
(In millions)                                                                                    1997            1996
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net income................................................................................        $ 1,143        $  1,059
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization..........................................................            178             187
   Provision for credit losses............................................................            558             545
   Equity securities gains................................................................           (128)           (184)
   Net (increase) decrease in net derivative product balances.............................            220             (66)
   Net decrease in trading assets.........................................................            105           2,939
   Net (increase) decrease in loans held for sale.........................................            287            (157)
   Net decrease in accrued income receivable..............................................             13              83
   Net increase (decrease) in accrued expenses payable....................................            337             (12)
   Net (increase) in other assets.........................................................           (867)           (233)
   Other noncash adjustments..............................................................            (77)            (41)
                                                                                                  -------        --------
   Total adjustments......................................................................            626           3,061

Net cash provided by operating activities.................................................          1,769           4,120
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities

Net (increase) decrease in federal funds sold and securities under resale agreements......         (3,474)          6,058
Purchase of investment securities--available-for-sale.....................................         (9,201)         (3,980)
Purchase of equity securities--fair value.................................................            (65)            (95)
Proceeds from maturities of debt securities--available-for-sale...........................            946           2,107
Proceeds from sales of investment securities--available-for-sale..........................          6,415           4,067
Proceeds from sales of equity securities--fair value......................................            171              98
Credit card receivables securitized.......................................................              -           1,029
Net (increase) in loans...................................................................         (2,716)         (3,827)
Proceeds from sales of loans..............................................................            371               -
Loan recoveries...........................................................................            132             102
Net proceeds from sales of assets held for accelerated disposition........................              2              24
Purchases of premises and equipment.......................................................           (145)           (206)
Proceeds from sales of premises and equipment.............................................             24              63
Net cash and cash equivalents due to acquisitions and dispositions........................              -            (225)
                                                                                                  -------        --------

Net cash provided by (used in) investing activities.......................................         (7,540)          5,215
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

Net increase (decrease) in deposits.......................................................          3,924          (4,888)
Net increase (decrease) in federal funds purchased and securities under repurchase
  agreements..............................................................................          1,789          (7,518)
Net increase in other short-term borrowings...............................................          3,161              29
Proceeds from issuance of long-term debt..................................................         10,690           1,442
Repayment of long-term debt...............................................................         (9,148)         (1,670)
Net (decrease) in other liabilities.......................................................            (69)           (463)
Dividends paid............................................................................           (386)           (366)
Proceeds from issuance of common and treasury stock.......................................              -              22
Repurchase of common stock................................................................         (1,764)            (17)
                                                                                                  -------        --------
Net cash provided by (used in) financing activities.......................................          8,197         (13,429)
-------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents..............................            (73)            (43)
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents......................................          2,353          (4,137)

Cash and cash equivalents at beginning of period..........................................         13,297          17,538
                                                                                                  -------        --------
Cash and cash equivalents at end of period................................................        $15,650        $ 13,401
                                                                                                  =======        ========
-------------------------------------------------------------------------------------------------------------------------

For purposes of this statement, cash and cash equivalents consist of cash and due from banks, whether interest-bearing or not. In the first nine months of 1997, $154 million of the Corporation's 5 3/4% Cumulative Convertible Preferred Stock, Series B, was converted into common stock.

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

------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended       Nine Months Ended
                                                                              September 30             September 30
(In millions)                                                               1997         1996       1997         1996
------------------------------------------------------------------------------------------------------------------------
Primary
 Net income.........................................................       $  385       $  358      $1,143       $1,059
 Preferred stock dividends..........................................            5            8          17           24
                                                                           ------       ------      ------       ------
 Net income attributable to common stockholders' equity.............       $  380       $  350      $1,126       $1,035
                                                                           ======       ======      ======       ======
 Average number of common and common-equivalent shares..............        301.6        320.2       309.4        319.8
                                                                           ======       ======      ======       ======
Fully diluted
 Net income.........................................................       $  385       $  358      $1,143       $1,059
 Preferred stock dividends, excluding convertible Series B..........            5            5          15           15
                                                                           ------       ------      ------       ------
 Fully diluted net income...........................................       $  380       $  353      $1,128       $1,044
                                                                           ======       ======      ======       ======
 Average number of shares, assuming full dilution...................        301.8        327.5       311.9        327.2
                                                                           ======       ======      ======       ======
------------------------------------------------------------------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share," which becomes effective for the 1997 Annual Report. Earlier application is not permitted; however, restatement of all prior periods presented is required. The Statement replaces primary earnings per share
(EPS) with earnings per common share (Basic EPS). Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The Statement also requires presentation of EPS assuming full dilution which is similar to the computation for fully diluted EPS under current reporting conventions. Under SFAS No. 128 earnings per common share would have been $1.28 and earnings per share assuming dilution would have been $1.26. Similarly, earnings per common share for the third quarter of 1996 would have been $1.10 and earnings per share assuming dilution would have been $1.08. Earnings per common share for the nine months ended September 30, 1997 would have been $3.69 and earnings per share assuming dilution would have been $3.63. Earnings per common share for the nine months ended September 30, 1996, would have been $3.27 and earnings per share assuming dilution would have been $3.20.

Note 3

At September 30, 1997, credit card receivables aggregated $9.7 billion. These receivables are available for sale through credit card securitization programs.

Note 4
------

Nonperforming loans are generally identified as "impaired loans." At September 30, 1997, the recorded investment in loans considered impaired was $330 million, which required a related allowance for credit losses of $49 million. Substantially all of the $330 million in impaired loans required the establishment of an allocated reserve. The average recorded investment in impaired loans was approximately $334 million for the quarter ended September 30, 1997. The Corporation recognized interest income associated with impaired loans of $7 million during the quarter.

Note 5
------

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

Note 6
------

In June 1996, "FASB" issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which generally became effective on a prospective basis beginning January 1, 1997. In October 1996, the FASB tentatively decided to delay the effective date of certain provisions until January 1, 1998. The new Statement primarily establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. Implementation of this Statement did not have a material effect on the results of operations.

Note 7
------

The ratio of income to fixed charges for the nine months ended September 30, 1997, excluding interest on deposits was 2.4x, and including interest on deposits was 1.6x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

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

First Chicago NBD Corporation and Subsidiaries
Selected Statistical Information

------------------------------------------------------------------------------------------------------------------------
                                                                Investment Securities--Available-for-Sale
------------------------------------------------------------------------------------------------------------------------
                                                                           Gross           Gross
                                                        Amortized        Unrealized      Unrealized       Fair Value
September 30, 1997 (In millions)                          Cost             Gains           Losses        (Book Value)
------------------------------------------------------------------------------------------------------------------------
U.S. Treasury................................            $3,049             $ 22            $ 2             $3,069
U.S. government agencies
  Mortgage-backed securities.................            $2,059               26              8              2,077
  Collateralized mortgage obligations........               475                -              -                475
  Other......................................               752                9              -                761
States and political subdivisions............               785               36              -                821
Other debt securities........................               769                -              1                768
Equity securities (1)........................               940              145             31              1,054
                                                         ------             ----            ---             ------
      Total..................................            $8,829             $238            $42             $9,025
                                                         ======             ====            ===             ======
------------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------------------------------------------------
                                Three Months Ended September 30, 1997               Three Months Ended September 30, 1996
                                -------------------------------------               -------------------------------------
                                             Credit Card                                         Credit Card
(In millions)                   Reported   Securitizations   Adjusted               Reported   Securitizations   Adjusted
-------------------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis.....     $    921       $  184       $  1,105                $    967        $  151       $  1,118
Provision for credit
  losses...................          191          149            340                     185           106            291
Noninterest income.........          701          (35)           666                     597           (45)           552
Noninterest expense........          835            -            835                     816             -            816
Net income.................          385            -            385                     358             -            358

Assets--quarter-end........     $113,306       $7,847       $121,153                $106,694        $8,039       $114,733
      --average............      108,950        8,092        117,042                 110,715         7,219        117,934
-------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                Nine Months Ended September 30, 1997                Nine Months Ended September 30, 1996
                                ------------------------------------                ------------------------------------
                                             Credit Card                                         Credit Card
(In millions)                   Reported   Securitizations  Adjusted                Reported   Securitizations  Adjusted
------------------------------------------------------------------------------------------------------------------------
Net interest income--
  tax-equivalent basis.....     $  2,779       $  568       $  3,347                $  2,815       $  487       $  3,302
Provision for credit
  losses...................          558          482          1,040                     545          321            866
Noninterest income.........        2,024          (86)         1,938                   1,866         (166)         1,700
Noninterest expense........        2,460            -          2,460                   2,458            -          2,458
Net income.................        1,143            -          1,143                   1,059            -          1,059

Assets--quarter-end........     $113,306       $7,847       $121,153                $106,694       $8,039       $114,733
      --average............      107,472        8,454        115,926                 115,882        7,542        123,424
------------------------------------------------------------------------------------------------------------------------

First Chicago NBD Corporation and Subsidiaries
Five-Quarter Consolidated Income Statement

----------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended
                                                                  Sept. 30  June 30  March 31  Dec. 31  Sept. 30
(Dollars in millions, except per share data)                          1997     1997      1997     1996      1996
----------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees...........................................    $1,491   $1,484    $1,401   $1,435    $1,482
Bank balances...................................................       120      114        96       82       112
Federal funds sold and securities under resale agreements.......        79       77        65       57       113
Trading assets..................................................        67       67        69       71        96
Investment securities--taxable..................................        97       89        78       79        82
Investment securities--tax-exempt...............................        27       29        25       23        23
                                                                    ------   ------    ------   ------    ------
    Total.......................................................     1,881    1,860     1,734    1,747     1,908
----------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits........................................................       560      544       499      511       527
Federal funds purchased and securities under repurchase
 agreements.....................................................       134      124       114      107       149
Other short-term borrowings.....................................       125      121       102      104       156
Long-term debt..................................................       163      146       143      142       134
                                                                    ------   ------    ------   ------    ------
    Total.......................................................       982      935       858      864       966
----------------------------------------------------------------------------------------------------------------
Net Interest Income.............................................       899      925       876      883       942
Provision for credit losses.....................................       191      180       187      190       185
                                                                    ------   ------    ------   ------    ------
Net Interest Income After Provision for Credit Losses...........       708      745       689      693       757
----------------------------------------------------------------------------------------------------------------
Noninterest Income
Combined trading profits (losses)...............................        32       36        28       12       (12)
Equity securities gains.........................................        28       46        54       71        50
Investment securities gains.....................................         8        4        25        -         2
                                                                    ------   ------    ------   ------    ------
  Market-driven revenue.........................................        68       86       107       83        40
                                                                    ------   ------    ------   ------    ------
Credit card fee revenue.........................................       233      207       234      259       228
Fiduciary and investment management fees........................       102       99       105      102       100
Service charges and commissions.................................       235      227       213      218       201
                                                                    ------   ------    ------   ------    ------
  Fee-based revenue.............................................       570      533       552      579       529
                                                                    ------   ------    ------   ------    ------
Other income....................................................        63       25        20       20        28
                                                                    ------   ------    ------   ------    ------
    Total.......................................................       701      644       679      682       597
----------------------------------------------------------------------------------------------------------------
Noninterest Expense
Salaries and employee benefits..................................       440      426       425      426       419
Occupancy expense of premises, net..............................        63       63        66       64        64
Equipment rentals, depreciation and maintenance.................        53       52        54       61        56
Amortization of intangible assets...............................        13       18        18       20        20
Other...........................................................       266      266       237      242       257
                                                                    ------   ------    ------   ------    ------
    Total.......................................................       835      825       800      813       816
----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes......................................       574      564       568      562       538
Applicable income taxes.........................................       189      186       188      185       180
                                                                    ------   ------    ------   ------    ------
Net Income......................................................    $  385   $  378    $  380   $  377    $  358
                                                                    ======   ======    ======   ======    ======
Net Income Attributable to Common Stockholders' Equity..........    $  380   $  373    $  373   $  370    $  350
                                                                    ======   ======    ======   ======    ======
----------------------------------------------------------------------------------------------------------------
Earnings Per Share
  Primary.......................................................     $1.26    $1.20     $1.18    $1.15     $1.09
  Fully Diluted.................................................     $1.26    $1.20     $1.17    $1.14     $1.08
----------------------------------------------------------------------------------------------------------------
Average number of common and common-equivalent shares (in            301.6    310.9     316.5    321.4     320.2
 millions)......................................................
Average number of shares, assuming full dilution (in millions)..     301.8    311.3     320.8    327.6     327.5

First Chicago NBD Corporation and Subsidiaries
Selected Statistical Information

--------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
--------------------------------------------------------------------------------------------------------------
Three Months Ended                                     September 30, 1997               June 30, 1997
--------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)         Average              Average   Average              Average
(Dollars in millions)                              Balance    Interest    Rate    Balance    Interest    Rate
--------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing due from banks..................  $  7,789     $  120     6.13%  $  7,754     $  114     5.90%
Federal funds sold and securities under resale
 agreements......................................     5,984         79     5.24      5,902         76     5.20
Trading assets...................................     4,976         67     5.34      4,797         67     5.62
Investment securities
  U.S. government and federal agency.............     5,589         92     6.50      4,979         82     6.57
  States and political subdivisions..............       835         18     8.71        941         21     9.02
  Other..........................................     2,149         31     5.81      1,951         36     7.31
                                                   --------     ------     ----   --------     ------     ----
     Total investment securities.................     8,573        141     6.54      7,871        139     7.05
Loans (1)(2)
  Domestic offices...............................    62,529      1,428     9.18     62,247      1,429     9.33
  Foreign offices................................     4,253         68     6.38      4,054         61     6.06
                                                   --------     ------     ----   --------     ------     ----
   Total loans...................................    66,782      1,496     9.00     66,301      1,490     9.13
                                                   --------     ------     ----   --------     ------     ----
   Total earning assets (3)......................    94,104      1,903     8.02     92,625      1,886     8.17
Cash and due from banks..........................     6,398                          6,594
Allowance for credit losses......................    (1,401)                        (1,388)
Other assets.....................................     9,849                         10,461
                                                   --------                       --------
     Total assets................................  $108,950                       $108,292
                                                   ========                       ========
--------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings........................................  $  9,158     $   52     2.25%  $  9,429     $   52     2.22%
  Money market...................................    11,715        101     3.43     11,792        101     3.44
  Time...........................................    15,154        215     5.63     15,072        210     5.58
  Foreign offices................................    14,616        192     5.21     14,055        181     5.16
                                                   --------     ------     ----   --------     ------     ----
     Total deposits--interest-bearing............    50,643        560     4.39     50,348        544     4.33
Federal funds purchased and securities under
 repurchase agreements...........................     9,877        134     5.37      9,393        124     5.32
Other short-term borrowings......................     9,045        125     5.49      8,749        121     5.54
Long-term debt...................................     9,620        163     6.74      8,853        146     6.61
                                                   --------     ------     ----   --------     ------     ----
     Total interest-bearing liabilities..........    79,185        982     4.92     77,343        935     4.85
Demand deposits..................................    14,216                         14,238
Other liabilities................................     7,366                          8,142
Preferred stock..................................       290                            290
Common stockholders' equity......................     7,893                          8,279
                                                   --------                       --------
     Total liabilities and stockholders' equity..  $108,950                       $108,292
                                                   ========                       ========
--------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3)...............               $1,903     8.02%               $1,886     8.17%
Interest expense/earning assets..................                  982     4.14                   935     4.05
                                                                ------     ----                ------     ----
Net interest margin..............................               $  921     3.88%               $  951     4.12%
                                                                ======     ====                ======     ====
--------------------------------------------------------------------------------------------------------------

(1) Average lease-financing receivables are reduced by related deferred tax liabilities in calculating the average rate.
(2) Nonperforming loans are included in average balances used to determine the average rate.
(3)  Includes tax-equivalent adjustments based on a 35% federal income tax rate.

----------------------------------------------------------------------------------------------------------
          March 31, 1997                  December 31, 1996             September 30, 1996
----------------------------------------------------------------------------------------------------------
Average                     Average      Average               Average      Average                Average
Balance         Interest       Rate      Balance   Interest       Rate      Balance    Interest       Rate
$  6,721          $   96       5.78%    $  5,664     $   82       5.76%    $  7,891      $  112       5.65%

   5,157              66       5.15        4,330         57       5.24        8,402         113       5.35
   5,016              69       5.57        5,297         72       5.41        6,577          96       5.81

   4,604              71       6.30        4,523         73       6.42        4,778          78       6.49
   1,101              25       9.15        1,231         27       8.73        1,265          29       9.12
   1,576              32       8.19        1,357         20       5.86        1,248          17       5.42
--------          ------       ----     --------     ------       ----     --------      ------       ----
   7,281             128       7.14        7,111        120       6.71        7,291         124       6.77

  61,462           1,350       9.02       62,067      1,384       8.98       62,384       1,429       9.23
   3,715              56       6.14        3,427         56       6.50        3,578          59       6.56
--------          ------       ----     --------     ------       ----     --------      ------       ----
  65,177           1,406       8.85       65,494      1,440       8.85       65,962       1,488       9.08
--------          ------       ----     --------     ------       ----     --------      ------       ----
  89,352           1,765       8.00       87,896      1,771       8.02       96,123       1,933       8.00
   6,556                                   6,229                              6,352
  (1,386)                                 (1,417)                            (1,455)
  10,611                                   9,979                              9,695
--------                                --------                           --------
$105,133                                $102,687                           $110,715
========                                ========                           ========
--------------------------  ----------  ---------------------  ----------  ----------- ----------  -------

$  9,980          $   53       2.20%    $ 10,371     $   60       2.30%    $ 10,940      $   61       2.22%
  11,423              99       3.52       10,880         97       3.55       10,166          92       3.60
  15,029             201       5.41       15,482        220       5.65       15,736         213       5.38
  12,098             146       4.90       10,913        134       4.88       12,898         161       4.97
--------          ------       ----     --------     ------       ----     --------      ------       ----
  48,530             499       4.17       47,646        511       4.27       49,740         527       4.22

   8,849             114       5.20        8,038        107       5.30       11,227         149       5.28
   8,001             102       5.16        7,959        104       5.20       11,773         156       5.27
   8,526             143       6.83        8,293        142       6.81        8,122         134       6.56
--------          ------       ----     --------     ------       ----     --------      ------       ----
  73,906             858       4.71       71,936        864       4.78       80,862         966       4.75
  13,859                                  13,934                             13,742
   8,432                                   7,787                              7,272
     419                                     465                                487
   8,517                                   8,565                              8,352
--------                                --------                           --------
$105,133                                $102,687                           $110,715
========                                ========                           ========
--------------------------  ----------  ---------------------  ----------  ----------- ----------  -------

                  $1,765       8.00%                 $1,771       8.02%                  $1,933       8.00%
                     858       3.89                     864       3.91                      966       4.00
                  ------       ----                  ------       ----                   ------       ----
                  $  907       4.11%                 $  907       4.11%                  $  967       4.00%
                  ======       ====                  ======       ====                   ======       ====
--------------------------  ----------  ---------------------  ----------  ----------- ----------  -------

First Chicago NBD Corporation and Subsidiaries
Selected Statistical Information

----------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
----------------------------------------------------------------------------------------------------------------------
Nine Months Ended                                           September 30, 1997                 September 30, 1996
----------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)              Average             Average        Average             Average
(Dollars in millions)                                   Balance   Interest     Rate        Balance   Interest     Rate
----------------------------------------------------------------------------------------------------------------------

Assets
Interest-bearing due from banks..................      $  7,425     $  330     5.95%      $  8,778     $  381     5.80%
Federal funds sold and securities under resale
 agreements......................................         5,684        221     5.19         11,366        453     5.32
Trading assets...................................         4,930        203     5.51          7,558        325     5.74
Investment securities
  U.S. government and federal agency.............         5,061        245     6.46          5,380        270     6.70
  States and political subdivisions..............           958         64     8.98          1,349         91     9.01
  Other..........................................         1,894         99     6.98          1,226         52     5.67
                                                       --------     ------     ----       --------     ------     ----
    Total investment securities..................         7,913        408     6.89          7,955        413     6.93
Loans (1)(2)
  Domestic offices...............................        62,083      4,206     9.18         61,231      4,148     9.16
  Foreign offices................................         4,010        186     6.20          3,535        180     6.80
                                                       --------     ------     ----       --------     ------     ----
    Total loans..................................        66,093      4,392     9.00         64,766      4,328     9.03
                                                       --------     ------     ----       --------     ------     ----
    Total earning assets (3).....................        92,045      5,554     8.07        100,423      5,900     7.84
Cash and due from banks..........................         6,515                              6,254
Allowance for credit losses......................        (1,392)                            (1,389)
Other assets.....................................        10,304                             10,594
                                                       --------                           --------
    Total assets.................................      $107,472                           $115,882
                                                       ========                           ========
----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings........................................      $  9,519     $  157     2.21%      $ 11,131     $  184     2.21%
  Money market...................................        11,645        302     3.46          9,576        267     3.72
  Time...........................................        15,085        625     5.54         16,184        660     5.45
  Foreign offices................................        13,599        519     5.10         14,305        553     5.16
                                                       --------     ------     ----       --------     ------     ----
    Total deposits--interest-bearing.............        49,848      1,603     4.30         51,196      1,664     4.34
Federal funds purchased and securities under
 repurchase agreements...........................         9,377        372     5.30         14,297        564     5.27
Other short-term borrowings......................         8,602        348     5.40         11,499        448     5.20
Long-term debt...................................         9,003        452     6.72          8,133        409     6.72
                                                       --------     ------     ----       --------     ------     ----
    Total interest-bearing liabilities...........        76,830      2,775     4.83         85,125      3,085     4.84
Demand deposits..................................        14,106                             13,654
Other liabilities................................         7,976                              8,417
Preferred stock..................................           333                                489
Common stockholders' equity......................         8,227                              8,197
                                                       --------                           --------
    Total liabilities and stockholders' equity...      $107,472                           $115,882
                                                       ========                           ========
----------------------------------------------------------------------------------------------------------------------

Interest income/earning assets (3)...............                   $5,554     8.07%                   $5,900     7.84%
Interest expense/earning assets..................                    2,775     4.03                     3,085     4.10
                                                                    ------     ----                    ------     ----
Net interest margin..............................                   $2,779     4.04%                   $2,815     3.74%
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

                        Form 10-Q Cross-Reference Index

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. Financial Statements
----------------------------
                                                                           Page
                                                                           ----
          Consolidated Balance Sheet --
           September 30, 1997 and 1996, and December 31, 1996               26

          Consolidated Income Statement --
           Three and Nine months Ended September 30, 1997 and 1996          27

          Consolidated Statement of Stockholders' Equity --
           Nine months Ended September 30, 1997 and 1996                    28

          Consolidated Statement of Cash Flows --
           Nine months Ended September 30, 1997 and 1996                    29

          Notes to Consolidated Financial Statements                      30-32

          Selected Statistical Information                                  1,
                                                                          17-21,
                                                                          33-37

ITEM 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
         Condition and Results of Operations                               2-25
         -----------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                                   39
-------------------------

ITEM 2. Changes in Securities                                               39
-----------------------------

ITEM 3. Defaults Upon Senior Securities                                     39
---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders                 39
-----------------------------------------------------------

ITEM 5. Other Information                                                   39
-------------------------

ITEM 6. Exhibits and Reports on Form 8-K                                    39
----------------------------------------


Signatures                                                                  40

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


ITEM 5. Other Information
-------------------------

          None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

 (a)  Exhibit 12  Statement re computation of ratio

      Exhibit 27  Financial Data Schedule

 (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1997.

        Date         Item Reported
      --------       -------------

      7/14/97    The Registrant's earnings for the quarter ended June 30, 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   FIRST CHICAGO NBD CORPORATION
                                                   -----------------------------



Date             November 13, 1997                       Verne G. Istock
     --------------------------------------        -----------------------------

                                                         Verne G. Istock
                                                    Principal Executive Officer


Date            November 13, 1997                       William J. Roberts
     --------------------------------------        -----------------------------

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