Form 10-K
period 1997-12-31
FIRST CHICAGO NBD CORP
filed 1998-03-27
CIK 70040

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 1-7127

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
Common Stock, $1.00 par value                           New York Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends, Series B ($100 stated value), no par value  New York Stock Exchange
Preferred Stock with Cumulative and Adjustable
 Dividends, Series C ($100 stated value), no par value  New York Stock Exchange
7 1/2% Preferred Purchase Units                         New York Stock Exchange
7 1/4% Subordinated Debentures Due 2004                 New York Stock Exchange
8.10% Subordinated Notes Due 2002                       New York Stock Exchange
8 1/2% Notes Due June 1, 1998                           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of voting stock held by nonaffiliates of the Corporation at December 31, 1997, was approximately $22,410,000,000 (based on the average price of such stock on February 27, 1998). At December 31, 1997, the Corporation had 289,137,449 shares of its Common Stock, $1.00 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  PORTIONS OF THE CORPORATION'S DEFINITIVE PROXY STATEMENT DATED MARCH 27, 1998, ARE INCORPORATED BY REFERENCE INTO PART III HEREOF.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         FIRST CHICAGO NBD CORPORATION

                                FORM 10-K INDEX

                                                                            PAGE
                                                                            ----
PART I

 Item 1.    Business.....................................................     2
            Description of Business......................................     2
            Employees....................................................     5
            Competition..................................................     5
            Monetary Policy and Economic Controls........................     6
            Supervision and Regulation...................................     6
            Financial Review.............................................    12
 Item 2.    Properties...................................................    85
 Item 3.    Legal Proceedings............................................    85
 Item 4.    Submission of Matters to a Vote of Security Holders..........    85
 Executive Officers of the Registrant.....................................   85

PART II

 Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters.....................................................    86
 Item 6.    Selected Financial Data......................................    86
 Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    86
 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...    86
 Item 8.    Financial Statements and Supplementary Data..................    86
 Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................    86

PART III

 Item 10.   Directors and Executive Officers of the Registrant...........    86
 Item 11.   Executive Compensation.......................................    86
 Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    87
 Item 13.   Certain Relationships and Related Transactions...............    87

PART IV

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................    87

                                    PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

                                    General

  First Chicago NBD Corporation (the "Corporation"), incorporated in Delaware in 1972, is a multibank holding company registered under the Bank Holding Company Act of 1956 (the "BHC Act"). The Corporation is the surviving corporation resulting from the merger (the "Merger"), effective December 1, 1995, of First Chicago Corporation ("FCC"), a Delaware corporation and registered bank holding company, with and into NBD Bancorp, Inc. ("NBD"), also a Delaware corporation and registered bank holding company. Through its bank subsidiaries, the Corporation provides consumer and corporate banking products and services. The Corporation's lead bank subsidiary is The First National Bank of Chicago ("FNBC"). The Corporation also is the parent corporation of NBD Bank (Michigan) ("NBD Michigan"), American National Bank and Trust Company of Chicago ("ANB"), FCC National Bank ("FCCNB"), NBD Bank, National Association (Indianapolis, Indiana) ("NBD Indiana"), NBD Bank (Elkhart, Indiana) ("NBD Elkhart") and NBD Bank (Florida) ("NBD Florida"). In addition, the Corporation directly or indirectly owns various nonbank companies engaged in businesses related to banking and finance. The Corporation also directly or indirectly raises funds principally to finance the operations of its nonbank subsidiaries. A substantial portion of the Corporation's annual income typically has been derived from dividends from its subsidiaries and from interest on loans, some of which are subordinated, to its subsidiaries.

  The Corporation continually evaluates its business operations and organizational structures, and routinely explores opportunities to (i) acquire financial institutions and other financial services-related businesses and assets, and (ii) enter into strategic alliances to expand the scope of its services and its customer base. In addition, the Corporation occasionally sells assets, or exits businesses or markets determined not to be consistent with its overall business strategy. During 1997, the Corporation completed its previously announced exit from the stand-alone domestic institutional custody and master trust businesses. In December 1997, it sold ANB Investment Management and Trust Company, a subsidiary engaged primarily in institutional passive investment management activities. Also in 1997, the Corporation announced its intention to purchase Roney & Co., L.L.C., a regional full-service investment firm. That transaction is expected to be completed during the first half of 1998. The Corporation also announced strategic alliances with Tokio Marine and Fire Insurance Company Ltd., Robert W. Baird & Co. and The Hartford Financial Services Group.

  The Corporation engages primarily in four lines of business--Regional Banking, Corporate Banking, Corporate Investments, and Credit Card. Each of these businesses is conducted through the Corporation's bank and nonbank subsidiaries, as described below.

                               Regional Banking

  The Corporation's Regional Banking business comprises four key customer segments: the general consumer market, private banking and investments, small business banking and middle market banking. The Corporation's customer base in these four segments is located primarily in metropolitan Chicago and the states of Michigan and Indiana.

General Consumer Market

  Consumer banking products and services include demand, savings and time deposit accounts; installment loans and related services; lines of credit and other open-end credit products; mortgage banking; electronic banking; safekeeping; nondeposit investment products and related services, including mutual funds, annuities and discount brokerage services; and trust and investment services. Trust and investment services include financial planning, estate planning, retirement planning, tax counseling, custody services and fiduciary services, including acting as executor, administrator and personal representative of estates. Consumer banking services are provided primarily through FNBC, NBD Michigan, NBD Indiana, NBD Elkhart and NBD Florida.

  The Corporation offers an array of additional financial products to its customers, including property and casualty insurance, and credit life and other life insurance products. The Corporation also offers a proprietary mutual fund family--the Pegasus Funds; First Chicago NBD Investment Management Company ("FCNIMC"), a subsidiary of FNBC, is the investment advisor to these funds. The Pegasus Funds comprise a variety of mutual funds covering a wide range of investment objectives. As of December 31, 1997, the Pegasus Funds ranked among the largest bank-managed fund families in the country, with approximately $16 billion in assets.

  The Corporation enjoys a leading market share in each of its geographic markets, serving approximately 3,000,000 households through more than 650 bank branches, approximately 1,400 automatic teller machines ("ATMs"), 24-hour telephone support, and online banking services available through personal computers. Additionally, consumer banking is available nationally through "direct banking," which offers 24-hour telephone support, nationwide debit card access at ATMs and merchants, and online banking services.

Private Banking and Investments

  Private banking and investments provides specialized credit, banking, trust, investment management and estate planning services to high net worth individuals, their families and their businesses. Such services include financial planning, tax counseling, custody services and investment advisory services. Private Banking and Investments provides services primarily through FNBC, NBD Michigan, NBD Indiana, NBD Elkhart and NBD Florida.

Small Business Banking

  In addition to such traditional banking products and services as demand deposit accounts, installment loans and lines of credit, the Corporation offers products and services tailored to the needs of small businesses. Such products and services include small business loans, equipment leasing, cash management accounts, payroll direct deposit, retirement plans, and merchant services, such as processing of credit card sales transactions and check verification services. Small business banking is conducted primarily through FNBC, NBD Michigan, NBD Indiana, NBD Elkhart and NBD Florida.

  The Corporation also offers its small business customers a complete line of business insurance products, including property, business interruption, commercial liability and workers' compensation insurance.

Middle Market Banking

  Middle market banking serves midsized business enterprises located predominately in the Midwest, and is conducted primarily through ANB, NBD Michigan and NBD Indiana. The Corporation offers its middle market customers a broad array of targeted products, including traditional lending arrangements, asset-based lending, and commercial real estate and lease financing. Corporate finance products and services offered include merger and acquisition advisory services, financial advisory services, interest rate protection products and mezzanine debt capabilities.

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

                               Corporate Banking

  Corporate Banking encompasses the broad range of commercial and investment banking products and services that FNBC, NBD Michigan and NBD Indiana, along with other subsidiaries, provide to domestic and foreign customers. The Corporation's principal focus in this area is the delivery of corporate financial services, including the extension of credit, to large and midsized corporations, financial institutions, governmental entities and nonprofit organizations.

  The Corporation offers its corporate and institutional clients capital-raising products, including loans, private placements of debt securities, merger and acquisition advisory services, highly leveraged transaction financing, asset sales and distributions, asset securitizations and loan syndications.

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

  First Chicago Capital Markets, Inc. ("FCCM"), one of the Corporation's subsidiaries, is a primary government bond dealer and is principally responsible for activities in the securities of states, municipalities, other governmental entities and certain corporate entities, including trading, sales, underwriting, research, and maintenance of an active secondary market with national sales distribution. In July 1997, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") approved the Corporation's application to engage, through FCCM, in the underwriting and dealing of equity securities.

  In addition, the Corporation, through a number of its subsidiaries, develops, markets and delivers cash management, operating, clearing and other noncredit products and services, both overseas and domestically. These include money transfer, collection, disbursement, documentary, remittance, trade finance and international securities clearing services. Corporate Banking offers a wide range of administrative and trust and investment advisory services to its customers. Each of FNBC, NBD Michigan, NBD Indiana and ANB acts as trustee of corporate, pension, profit-sharing and other employee-benefit trusts, and acts as registrar, fiscal and paying agent for business entities. In addition, First Chicago Trust Company of New York ("FCTC"), a New York state-chartered trust company ranking among the largest stock transfer agents in the United States, provides custody, special agency, stock transfer, and securities issuing, paying and clearing services. Through the recently announced joint venture with Boston EquiServe Limited Partnership, FCTC and Boston EquiServe will form EquiServe, creating the largest shareholder servicer in the United States.

                             Corporate Investments

  Corporate Investments encompasses mostly noncustomer-oriented activities that are conducted primarily through the Corporation's nonbank subsidiaries, including First Chicago Investment Corporation, First Chicago Equity Corporation, First Chicago Leasing Corporation, First Chicago Capital Corporation and First Chicago Financial Corporation, which raises funds to help finance these activities. The activities of Corporate Investments include growth equity investments, tax-advantaged investments, value-oriented investments, and funding and liquidity investments.

  Growth equity investment activities include providing various forms of equity funding for acquisitions, management buyouts and growing businesses; funding for these activities is provided by First Chicago Investment Corporation. First Chicago Equity Corporation, a small business investment company licensed under the Small Business Investment Act of 1958, offers equity funding for small business ventures.

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

  Value-oriented investment activities include taking positions in the distressed and value investment markets, such as loans, letters of credit, trade claims and securities of distressed companies. In addition, such activities include investing in: securities of companies whose debt trades below full face value of the claim; below-investment-grade tranches of commercial mortgage-backed securities; and fixed-income securities, publicly traded debt (including subordinated debt), equities, options and other securities. Support for the majority of these activities is provided by First Chicago Capital Corporation.

  Funding and liquidity investment activities provide funding to meet the incremental financing needs of the Corporation's bank subsidiaries by placing deposits and making investments in the wholesale money markets to provide a diversified funding base. These liquid investments include Fed funds and interest-bearing deposits. In addition, investments are generally made in short- to medium-term municipal, government and agency securities that provide increased liquidity and satisfy various collateral requirements.

                                  Credit Card

  Credit Card has primary responsibility for developing and marketing credit card products and related services to individuals nationwide using direct response, telemarketing and other techniques that do not require a local physical presence. While the Corporation's proprietary First Card VISA and MasterCard accounts are the primary Credit Card products, other products include check-accessed lines of credit, credit life insurance and related products and services.

  The majority of the Corporation's credit card accounts are owned and administered by FCCNB, a Delaware-based national banking association. FCCNB ranks among the largest issuers of bank credit cards in the United States. The Corporation's Credit Card operations centers are located in Wilmington, Delaware; Elgin, Illinois; Indianapolis, Indiana; Troy, Michigan; Springfield, Missouri; and Uniondale (Long Island), New York. At December 31, 1997, Credit Card managed approximately $18.3 billion in card-related receivables.

                           Financial and Risk Policy

  The Corporation's Risk Management Committee selects the appropriate risk and return profile for the Corporation and approves and evaluates policies and strategies that determine the allocation of capital. The Risk Management Committee includes, among others, the Chairman and Chief Executive Officer, the Vice Chairmen, the Chief Risk Management Officer and the Chief Financial Officer.

  The Risk Management Committee is supported by: the Corporate Credit Policy Committee, which is responsible for reviewing and approving policies governing credit exposure for all lines of business, delegating approval authorities and reviewing portfolio performance; the Market and Investment Risk Management Policy Committee, which is responsible for reviewing and approving policies for trading, investment and capital markets activities, whether on behalf of clients or the Corporation, reviewing and approving policies relating to the Corporation's own asset and liability management and capital allocation, and reviewing performance measures, internal procedures and policy exceptions; and the Operating Risk Policy Committee, which is responsible for reviewing and approving policies governing activities that generate material operating, fiduciary and compliance risk, and reviewing performance measures, internal procedures and policy exceptions.

EMPLOYEES

  As of December 31, 1997, the Corporation and its subsidiaries had 33,962 employees on a full-time-equivalent basis.

COMPETITION

  All of the Corporation's principal business activities are highly competitive. The Corporation's subsidiaries, including the bank subsidiaries (the "Banks"), compete actively with other financial services providers offering a wide array of financial products and services. The Corporation's competitors include other national and state banks, savings banks, savings and loan associations, finance companies, credit unions, mutual funds, securities brokers and dealers, mortgage bankers, leasing companies, insurance companies, other domestic and foreign financial institutions, and various nonfinancial intermediaries.

MONETARY POLICY AND ECONOMIC CONTROLS

  The earnings of the Banks, and therefore the earnings of the Corporation, are affected by the policies of regulatory authorities, including the Federal Reserve Board. An important function of the Federal Reserve Board is to promote orderly economic growth by influencing interest rates and the supply of money and credit. Among the methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.

  The Federal Reserve Board's monetary policies strongly influence the behavior of interest rates and can have a significant effect on the operating results of commercial banks. Continued tame price inflation in 1997 contributed to the decision of the Federal Reserve Board to hold short-term interest rates within a narrow range.

  The effects of the various Federal Reserve Board policies on the future business and earnings of the Corporation cannot be predicted. Other economic controls also have affected the Corporation's operations in the past. The Corporation cannot predict the nature or extent of any effects that possible future governmental controls or legislation might have on its business and earnings.

SUPERVISION AND REGULATION

                                    General

  The activities of bank holding companies, banks and financial institutions are extensively regulated at both the federal and state levels. As a bank holding company, the Corporation is subject to regulation under the BHC Act and to examination and supervision by the Federal Reserve Board. Under the BHC Act, the Corporation is prohibited, with certain exceptions, from acquiring or retaining direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company, and from engaging in activities other than those of banking or of managing or controlling banks, other than companies engaged in activities that the Federal Reserve Board determines to be so closely related to the business of banking as to be a proper incident thereto. The acquisition of direct or indirect ownership or control of a bank or bank holding company by the Corporation also is subject to certain restrictions under the BHC Act and applicable state laws.

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

  Federal law prohibits the Corporation and certain of its subsidiaries from borrowing from the Banks unless such loans are secured by United States Treasury securities or other specified obligations. Further, such loans and investments by any of the Banks to the Corporation or any other affiliate are limited to 10% of the respective Bank's capital and surplus, and as to the Corporation and all such affiliates to an aggregate 20% of the respective Bank's capital and surplus. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each Bank and to commit resources to support such Bank in circumstances in which it might not do so absent that policy. In addition, any capital loans by the Corporation to any of the Banks would be subordinate in right of payment to deposits and to certain other indebtedness of such Bank.

  Additionally, there are certain federal and state regulatory limitations on the payment of dividends to the Corporation by the Banks. Dividend payments by national banks are limited to the lesser of (i) the level of undivided profits and (ii) absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years. As of January 1, 1998, the Banks could have declared additional dividends of approximately $1.1 billion without the approval of bank regulatory agencies. The payment of dividends by any Bank also may be affected by other factors, such as the maintenance of adequate capital for that Bank. Banking regulatory agencies have the authority to prohibit the banking organizations they supervise from paying dividends if, in the regulator's opinion, the payment of dividends would, in light of the bank's financial condition, constitute an unsafe or unsound practice.

  The BHC Act prohibits, with certain exceptions, the Banks from entering into certain tie-in arrangements in connection with extensions of credit or providing property or services.

  Legislation may be proposed or enacted, or regulations imposed, in the United States or its political subdivisions, or in any other jurisdiction in which the Corporation does business, to further regulate banking and financial services. The likelihood of passage and the effect of such legislation or regulations on the Corporation and the Banks cannot be predicted.

                               Capital Adequacy

  The Federal Reserve Board has adopted risk-based capital guidelines that require bank holding companies to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) of 8%. At least half of total capital must be composed of common stockholders' equity, minority interest, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less disallowed intangibles and other adjustments ("Tier I capital"). The remainder ("Tier II capital") may consist of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. At December 31, 1997, the Corporation's consolidated Tier I capital and total capital ratios were 7.9% and 11.7%, respectively.

  In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier I capital to total average assets (the "leverage ratio") of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 1997, was 7.8%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "tangible Tier I capital leverage ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

  Each of the Banks is subject to similar risk-based and leverage capital requirements adopted by the applicable federal bank regulatory agency. Each of the Banks was in compliance with the applicable minimum capital requirements as of December 31, 1997. Neither the Corporation nor any of the Banks has been advised by any federal bank regulatory agency of any specific minimum leverage ratio requirement applicable to it.

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

  A major feature of FDICIA is the comprehensive directions it gives federal banking regulators to direct or require the correction of problems at inadequately capitalized banks promptly, and in a manner that is least costly to the federal deposit insurance funds. The degree of corrective regulatory involvement in the operations and management of banks and their holding companies is, under FDICIA, largely determined by the actual or anticipated capital positions of the subject institutions.

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

  The current assessment rate schedule creates a spread in assessment rates ranging from 0.27% per annum on the amount of domestic deposits for banks classified as weakest by the FDIC down to no annual assessment for banks classified as strongest by the FDIC.

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

  The Riegle-Neal Act also revised the laws applicable to mergers between insured banks located in different states. Before passage of the Riegle-Neal Act, such mergers generally were not authorized. As of June l, 1997, however, adequately capitalized and adequately managed insured banks in different states may merge without regard to whether the merger is authorized under the laws of any state. Under the Riegle-Neal Act, states could have prohibited interstate bank mergers by adopting, prior to June 1, 1997, legislation to "opt out" of the provision, to be applied on equal terms to all out-of-state banks. The Riegle-Neal Act provides that an interstate merger involving the acquisition of a bank branch (as distinguished from an entire bank) or the de novo establishment of a bank branch in another state may be approved only if the law of the host state expressly permits such action. Generally an interstate merger may not be approved if, following the merger, the resulting bank (and all insured depository institutions that are affiliates of the resulting bank) would control (1) more than 10% of all insured depository institution deposits in the United States or (2) under certain circumstances, 30% or more of all insured depository institution deposits in any state where the resulting bank will be located. The 30% limit on aggregate deposits that may be controlled by the resulting bank can be adjusted by the states on a nondiscriminatory basis. The laws of the host state regarding community reinvestment, consumer protection, fair lending and the establishment of intrastate branches will apply to any branch of an out-of-state bank unless, in the case of an out-of-state branch of a national bank, such host state laws are preempted by federal law or the Comptroller determines that application of such laws would have a discriminatory effect on the national bank.

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

  FCCM is registered with the Commission as a municipal securities dealer and is regulated by the Commission and the Municipal Securities Rulemaking Board. FCCM also is subject to the rules and regulations governing U.S. government securities transactions under the Government Securities Act. Certain organizational units within FNBC, NBD Michigan, ANB and NBD Indiana also act, to a limited extent, as municipal and U.S. government securities dealers and are subject to the same regulations.

  First Chicago NBD Investment Services, Inc. ("FCNIS"), which provides investment products and brokerage services to individuals and small businesses, is registered as a broker-dealer with the Commission and is a member of the National Association of Securities Dealers ("NASD"). The brokerage activities of FCNIS are subject to the applicable rules and regulations of the Commission and the NASD. FCCM also is registered as a broker-dealer with the Commission and is a member of the NASD. The securities distribution and trading activities of FCCM are subject to the applicable rules and regulations of the Federal Reserve Board, the Commission and the NASD.

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

  FCNIMC provides investment advisory, management and administrative services to a variety of clients. FCNIMC is registered with the Commission as an investment adviser and, as such, is subject to the Investment Advisers Act of 1940. In addition, as an adviser to regulated investment companies, FCNIMC also may be subject to certain provisions of the Investment Company Act of 1940.

  The Corporation's insurance services and products are marketed through various bank and nonbank subsidiaries, each of which is licensed and regulated by applicable state insurance regulatory agencies. Similarly, certain of the Corporation's mortgage banking activities are subject to various federal and state licensing and/or regulatory requirements.

FINANCIAL REVIEW

                           INDEX TO FINANCIAL REVIEW

                                                                            PAGE
                                                                            ----
Selected Financial Data....................................................  13
Business Segments..........................................................  14
Earnings Analysis..........................................................  17
Risk Management............................................................  22
Liquidity Risk Management..................................................  22
Market Risk Management.....................................................  24
Credit Risk Management.....................................................  28
Derivative Financial Instruments...........................................  34
Year 2000 Compliance.......................................................  36
Capital Management.........................................................  36
Consolidated Financial Statements..........................................  41
Notes to Consolidated Financial Statements.................................  45
Report of Management on Responsibility for Financial Reporting.............  71
Report of Independent Public Accountants...................................  73
Selected Statistical Information...........................................  74

                            Selected Financial Data

(DOLLARS IN MILLIONS, EXCEPT    1997      1996      1995      1994     1993
PER SHARE DATA)               --------  --------  --------  --------  -------
SUMMARY OF INCOME
Net interest income.......... $  3,572  $  3,620  $  3,208  $  2,956  $ 2,784
Provision for credit losses..      725       735       510       276      390
Noninterest income...........    2,751     2,548     2,591     2,393    2,769
Merger-related charges.......       --        --       267        --       --
FDIC special assessment......       --        18        --        --       --
Operating expense............    3,332     3,253     3,268     3,220    3,161
Net income...................    1,525     1,436     1,150     1,221    1,290
EARNINGS PER SHARE
Basic........................ $   4.99  $   4.44  $   3.48  $   3.65  $  3.94
Diluted......................     4.90      4.33      3.41      3.58     3.79
FINANCIAL PERFORMANCE RATIOS
Return on assets.............     1.41%     1.28%     0.94%     1.13%    1.33%
Return on common
 stockholders' equity........     18.6      17.0      14.3      16.6     19.9
Net interest margin
  Reported...................     3.95      3.83      3.14      3.29     3.41
  Adjusted...................     4.54      4.44      3.89      4.02     4.04
Operating efficiency ratio...     51.9      51.9      55.4      59.2     55.8
PERIOD-END BALANCES
Total assets................. $114,096  $104,619  $122,002  $112,763  $93,140
Long-term debt (1)...........   10,088     8,454     8,163     7,246    5,250
Total stockholders equity....    7,960     9,007     8,450     7,809    7,499
COMMON SHARE DATA
Dividends declared........... $   1.64  $   1.48  $   1.35  $   1.23  $  1.08
Book value, year-end.........    26.87     27.31     25.25     22.60    21.25
Market price, year-end.......    83.50     53.75     39.50     27.38    29.75
CAPITAL RATIOS
Common equity-to-assets
 ratio.......................      6.8%      8.2%      6.5%      6.4%     7.2%
Regulatory leverage ratio
 (2).........................      7.8       9.3       6.9       7.3      7.8
Risk-based capital (2)
  Tier 1 ratio...............      7.9       9.2       7.8       8.6      9.0
  Total capital ratio........     11.7      13.3      11.8      13.0     13.6

--------
(1) Includes trust preferred capital securities.
(2) 1997 ratios include activities of FCCM. For prior periods, ratios were calculated net of the investment in FCCM.

                               Business Segments

OVERVIEW

  Financial results are reported by major business segments, principally structured around the customer markets served: Regional Banking, Corporate Banking, Corporate Investments and Credit Card. Corporate Banking and Corporate Investments are grouped together for financial reporting purposes.

                   EARNINGS CONTRIBUTION BY BUSINESS SEGMENTS

Pie Chart


                          1995*       1996         1997
Credit Card                23%         24%          19%
Regional Banking           40%         43%          47%
Corporate Banking/
 Corporate Investments     36%         32%          33%

Other                       1%          1%           1%

*Operating Earnings

  Business segment results are derived from the internal profitability reporting systems and reflect full allocation of all institutional and overhead items. These systems use a detailed funds transfer methodology and a capital allocation based on risk elements.

  During 1997, the method for assigning capital to business units was revised. The "Capital Management" section, beginning on page 36, provides the conceptual framework. The net result of this allocation change was an increase in capital for Credit Card and a reduction to Corporate Banking's allocation. Results for prior years have been adjusted for the enhanced capital methodology and other changes in order to achieve consistency for comparison purposes.

  Credit Card results are presented before the securitization of credit card receivables ("presecuritized") to facilitate analysis of trends. For more information, see the discussion of net interest income, beginning on page 18, and noninterest income on page 19, as well as the reconciliation of reported to presecuritized results on page 75.

  Revenues and costs for investment management and insurance products are aligned with customers and, therefore, are reported within the appropriate business segments. Certain corporate revenues and expenses, generally unusual or one-time in nature, are included in "Other Activities."

REGIONAL BANKING

                                                          1997    1996    1995
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                ------  ------  ------
Net interest income--tax-equivalent basis............... $2,213  $2,125  $2,051
Provision for credit losses.............................    105     119     102
Noninterest income......................................    911     769     663
Noninterest expense.....................................  1,876   1,796   1,751
Net income..............................................    711     616     531
Return on equity........................................     20%     17%     17%
Operating efficiency ratio..............................     60      62      64
Average loans (in billions)............................. $ 35.7  $ 34.7  $ 31.9
Average assets (in billions)............................   39.6    38.9    36.6
Average common equity (in billions).....................    3.6     3.5     3.0

  Regional Banking serves four specific customer markets: general consumers, private banking and investments clients, small businesses, and middle market companies. These markets are grouped as Retail and Middle Market for financial reporting, and together contributed 47% of the Corporation's 1997 earnings. Net income for Regional Banking rose 15% to $711 million for the year, and return on equity reached 20%.

                                           RETAIL             MIDDLE MARKET
                                    ----------------------  -------------------
(DOLLARS IN MILLIONS, EXCEPT WHERE   1997    1996    1995   1997   1996   1995
NOTED)                              ------  ------  ------  -----  -----  -----
Net interest income--tax-
 equivalent basis.................  $1,281  $1,217  $1,175  $ 932  $ 908  $ 876
Provision for credit losses.......      79      73      51     26     46     51
Noninterest income................     680     556     492    231    213    171
Noninterest expense...............   1,362   1,293   1,249    514    503    502
Net income........................     318     259     226    393    357    305
Return on equity..................      18%     15%     15%    21%    19%    19%
Operating efficiency ratio........      69      73      75     44     45     48
Average loans (in billions).......  $ 17.6  $ 17.2  $ 15.7  $18.1  $17.5  $16.2
Average assets (in billions)......    19.7    19.5    18.7   19.9   19.4   17.9
Average common equity (in
 billions)........................     1.8     1.7     1.5    1.8    1.8    1.5

  Earnings in the Retail Banking segment grew 23% for the year. Spread income rose 5%, from a combination of higher deposits and related spreads, as well as from modest loan growth. Restructured fee schedules and asset sales also contributed to the overall revenue improvement. Operating efficiency trends continued to be favorable, and provision levels increased slightly.

  Middle Market's return on equity for 1997 was 21%, and its net income was 10% higher than a year earlier. A lower provision for credit losses coupled with continued substantial increases in noninterest income drove this performance. Loans and total spread income grew a modest 3% each.

CORPORATE BANKING AND CORPORATE INVESTMENTS

                                                            1997   1996   1995
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                   -----  -----  -----
Net interest income--tax-equivalent basis.................. $ 675  $ 740  $ 758
Provision for credit losses................................    23     34     35
Noninterest income.........................................   963    920    990
Noninterest expense........................................   882    909    966
Net income.................................................   499    465    477
Return on equity...........................................    18%    14%    13%
Operating efficiency ratio.................................    54     55     55
Average assets (in billions)............................... $59.1  $63.7  $78.4
Average common equity (in billions)........................   2.8    3.3    3.4

  Large corporations, institutions and governments are the principal customers of Corporate Banking, which provides credit instruments, cash management services, capital markets products and other services. Corporate Investments represents a variety of functions and businesses, including the investment account, funding, venture capital, leveraged leasing and tax-advantaged products. Together, these business lines are analogous to the "global banking" or "wholesale banking" businesses of other major U.S. banking companies. Their contribution to the Corporation's earnings was nearly $500 million for 1997, or about 33% of total net income; return on equity rose to 18%.

                                                                CORPORATE
                                         CORPORATE BANKING     INVESTMENTS
                                         -------------------  ----------------
(DOLLARS IN MILLIONS, EXCEPT WHERE       1997   1996   1995   1997  1996  1995
NOTED)                                   -----  -----  -----  ----  ----  ----
Net interest income--tax-equivalent
 basis.................................. $ 577  $ 640  $ 641  $ 98  $100  $117
Provision for credit losses.............    23     34     35    --    --    --
Noninterest income......................   669    620    692   294   300   298
Noninterest expense.....................   833    856    904    49    53    62
Net income..............................   253    244    244   246   221   233
Return on equity........................    12%     8%     8%   39%   41%   33%
Operating efficiency ratio..............    67     68     68   N/M   N/M   N/M
Average loans (in billions)............. $20.0  $19.2  $18.7  $1.5  $1.2  $1.4
Average assets (in billions)............  40.3   44.8   54.1  18.8  18.9  24.3
Average common equity (in billions).....   2.2    2.7    2.7   0.6   0.6   0.7

--------
N/M--Not meaningful.

  Corporate Banking posted 1997 net income of $253 million, for a return on equity of 12%. These results exclude a loss of $48 million from a segregated derivatives trading portfolio that is being managed separately from ongoing customer and other proprietary trading positions.

  Corporate Banking's profitability continues to progress toward the 15% return on equity target. This is being achieved through an intense focus on customer returns and efficient capital allocation, as well as growth in fee-based activities and ongoing expense management discipline. Market-driven revenue increased substantially in 1997, yet remains an area of potential further improvement.

  Corporate Investments contributed $246 million of net income and earned a 39% return on equity for 1997. Leasing income and securities gains continued to provide the vast majority of revenue for Corporate Investments. Additionally, the lower tax rate for this business segment reflects the effects of tax-advantaged investments.

CREDIT CARD

(PRESECURITIZED)                                          1997    1996    1995
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                ------  ------  ------
Net interest income--tax-equivalent basis............... $1,535  $1,500  $1,174
Provision for credit losses.............................  1,244   1,029     708
Noninterest income......................................    752     651     560
Noninterest expense.....................................    567     558     541
Net income..............................................    295     350     301
Return on equity........................................     22%     31%     37%
Operating efficiency ratio..............................     25      26      31
Average loans (in billions)............................. $ 17.4  $ 17.6  $ 14.3
Average common equity (in billions).....................    1.3     1.1     0.8

  The Corporation's Credit Card business earned $295 million for 1997, or about 19% of total net income. Although earnings were down from a year ago, profitability for this business remained strong. Its return on equity was 22%.

  Credit losses continued to increase in 1997. Driven by rising personal bankruptcies, provision for credit losses increased more than 20%, or $215 million. Likewise, the net charge-off rate increased to 7.2% from 5.8% a year earlier. The trend throughout the year, however, did indicate signs of stabilization in the last two quarters. As a result of this weak credit environment, the capital assigned to Credit Card increased to $1.3 billion for the year.

  Average loans were relatively flat for the year at $17.4 billion. At the same time, industry pricing remained competitive, which led to only a slight improvement in spread income. Fee income increased 15% for the year as an array of new pricing initiatives took effect. Operating expenses were well controlled, growing less than 2%.

  Credit Card's return on equity is targeted in the 20-25% range over the long term, making it one of the Corporation's most attractive businesses.

OTHER ACTIVITIES

                                                                1997 1996 1995
(DOLLARS IN MILLIONS, EXCEPT WHERE NOTED)                       ---- ---- -----
Total revenue.................................................. $ 12 $ 12 $  42
Noninterest expense............................................    7    8   277
Net income (loss)..............................................   20    5  (159)
Average assets (in billions)...................................  0.4  0.2   0.4

  For 1997, net income of $20 million was recorded as Other Activities. Included in this result was a $48 million loss from a segregated portion of the derivatives trading portfolio. Offsetting this was a gain of $45 million from the sale of an investment management business as well as other asset sales gains. Furthermore, various corporate tax credits are reflected in this category for 1997.

  The 1995 loss represents primarily merger-related charges.

                               Earnings Analysis

SUMMARY

  The Corporation reported net income for 1997 of $1.525 billion, or $4.90 per share, compared with $1.436 billion, or $4.33 per share, for 1996 and $1.150 billion, or $3.41 per share, for 1995.

  Operating earnings for 1996, which excluded the after-tax effect of a special FDIC assessment, were $1.447 billion, or $4.36 per share. Operating earnings for 1995, which excluded the after-tax effect of the merger-related charges, were $1.341 billion, or $3.99 per share.

                                                      1997     1996     1995
(DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)         -------  -------  -------
Net interest income--tax-equivalent basis...........  $3,667   $3,722   $3,311
Provision for credit losses.........................     725      735      510
Noninterest income..................................   2,751    2,548    2,591
Operating expense...................................   3,332    3,253    3,268
Net income..........................................   1,525    1,436    1,150
Common Share Data
  Basic earnings per share..........................  $ 4.99   $ 4.44   $ 3.48
  Average shares outstanding (in thousands)......... 301,421  316,765  320,049
  Diluted earnings per share........................  $ 4.90   $ 4.33   $ 3.41
  Average shares outstanding assuming full dilution
   (in thousands)................................... 306,977  326,731  329,598
Return on assets....................................    1.41%    1.28%    0.94%
Return on common stockholders' equity...............    18.6     17.0     14.3
Net interest margin
  Reported..........................................    3.95     3.83     3.14
  Adjusted (1)......................................    4.54     4.44     3.89
Operating efficiency ratio..........................    51.9     51.9     55.4

--------
(1) Adjusted for securitization of credit card receivables and the activities of FCCM.

  The Corporation's 1997 results reflect the following highlights:

  . Fee-based revenue, adjusted for the effects of credit card securitization, rose 13% over 1996. Strong results in loan syndications, cash management, and investment management and deposit products, as well as continued growth in credit card fees, contributed to the increase.

  . Market-driven revenue was marked by substantial securities gains and well below average trading results.

  . Commercial credit quality was excellent; nonperforming assets and net charge-offs in the commercial portfolio remained at historically low levels.

  . Escalating personal bankruptcies caused a drop in Credit Card profitability. The net charge-off rate for credit card receivables increased to 7.2% for the year, up from 5.8% in 1996.

  . Operating efficiency remained just under 52% for the year, an excellent performance despite increased expenses related to technology and reengineering initiatives. Key 1997 initiatives were century date compliance, enhancing retail delivery efficiency, and other technology-based infrastructure projects.

  As of year end, 39.4 million shares of the Corporation's common stock had been repurchased, essentially completing the 40-million-share common stock repurchase program announced in the fourth quarter of 1996. In the fourth quarter of 1997, the Corporation announced an additional 12-million-share repurchase program.

NET INTEREST INCOME

  Net interest income includes fundamental spreads on earning assets as well as such items as loan fees, cash interest collections on problem loans, dividend income, interest reversals, and income or expense on derivatives used to manage interest rate risk.

  Net interest margin measures how efficiently the Corporation uses its earning assets and underlying capital. In order to analyze fundamental trends in net interest margin, it is useful to adjust for securitization of credit card receivables and the activities of FCCM.

                                                      1997     1996      1995
(DOLLARS IN MILLIONS)                                -------  -------  --------
Reported
  Net interest income--tax-equivalent basis......... $ 3,667  $ 3,722  $  3,311
  Average earning assets............................  92,792   97,274   105,306
  Net interest margin...............................    3.95%    3.83%     3.14%
Adjusted
  Net interest income--tax-equivalent basis......... $ 4,407  $ 4,377  $  3,956
  Average earning assets............................  97,119   98,652   101,793
  Net interest margin...............................    4.54%    4.44%     3.89%

  When credit card receivables are sold in securitization transactions, the Corporation's earnings are unchanged. However, the net interest income related to these high-yield assets is replaced by increased servicing fees, net of related credit losses. The average levels of securitized receivables were $8.5 billion in 1997, $7.7 billion in 1996 and $7.2 billion in 1995.

  FCCM is the Corporation's wholly owned subsidiary engaged in permissible investment banking activities. Since its capital requirements are risk-exposure driven rather than based on asset levels, FCCM can generate substantial volumes of relatively riskless, thin-spread earning assets that require little additional capital. Net interest margin trends can be better analyzed if these earning assets and related margins are excluded.

  Adjusted net interest income for 1997 was slightly above that of a year ago. The effect of modest loan growth was partially offset by the impact of the stock repurchase program. Adjusted net interest margin for 1997 was 4.54%, compared with 4.44% for 1996. This increase reflected a more favorable mix of earning assets, including a significant reduction in low-margin assets.

  Adjusted net interest income for 1996 increased by $421 million, or 11%, from that of 1995. Adjusted net interest margin improved to 4.44%, compared with 3.89% for 1995. Loan growth in both the Credit Card and Regional Banking businesses, coupled with the previously disclosed reduction of $25 billion of targeted low-margin assets, accounted for this improvement.

NONINTEREST INCOME

  In order to provide more meaningful trend analysis, credit card fee revenue and total noninterest income in the following table have been adjusted to exclude the effect of credit card securitizations. Credit card fee revenue excludes the net credit card servicing revenue (spread income less credit costs) associated with securitized credit card receivables.

                                                                   PERCENT
                                                             INCREASE (DECREASE)
                                                             -------------------
                                        1997   1996   1995   1996-1997 1995-1996
(DOLLARS IN MILLIONS)                  ------ ------ ------  --------- ---------
Combined trading profits.............  $   81 $   58 $  210      40%      (72)%
Equity securities gains..............     182    255    253     (29)        1
Investment securities gains (losses).      43     27    (16)     59       N/M
                                       ------ ------ ------
  Market-driven revenue..............     306    340    447     (10)      (24)
Gain on sale of loans................      58     26      7     N/M       N/M
Gain on sale of investment management
 business............................      45     --     --     N/M        --
Accelerated disposition portfolio
 gains...............................       2      6     37     (67)      (84)
                                       ------ ------ ------
  Adjusted market-driven revenue.....     411    372    491      10       (24)
Credit card fee revenue (1)..........     795    694    579      15        20
Fiduciary and investment management
 fees................................     407    400    404       2        (1)
Service charges on deposits..........     460    414    382      11         8
Other service charges and
 commissions.........................     476    389    353      22        10
                                       ------ ------ ------
  Adjusted fee-based revenue.........   2,138  1,897  1,718      13        10
Other................................      93     59     60      58        (2)
                                       ------ ------ ------
Adjusted noninterest income..........  $2,642 $2,328 $2,269      13         3
                                       ====== ====== ======

--------
(1)Net credit card servicing revenue totaled $109 million in 1997, $220 million in 1996, and $322 million in 1995.
N/M--Not meaningful.

  Combined trading profits totaled $81 million for 1997, compared with $58 million for 1996 and $210 million for 1995. The trading performance for 1997 was disappointing. Derivative trading results were negatively affected by losses recognized in specific portfolio positions, as well as by a volatile interest rate environment. Foreign exchange trading, on the other hand, experienced better results, benefiting from the volatility in foreign currency markets. The following table provides additional details on total revenue from trading businesses, including both trading profits and net interest income generated from these activities.

TRADING REVENUE

                                                                 1997 1996 1995
(IN MILLIONS)                                                    ---- ---- ----
Foreign exchange and derivatives................................ $ 72 $ 63 $ 83
Fixed income and derivatives....................................   11   48  106
Emerging markets................................................   --    6    6
Other trading...................................................   89   58   97
                                                                 ---- ---- ----
    Total....................................................... $172 $175 $292
                                                                 ==== ==== ====

  Equity securities gains were $182 million for 1997, compared with $255 million for 1996 and $253 million for 1995. Investment securities gains totaled $43 million for 1997, compared with gains of $27 million for 1996 and losses of $16 million for 1995.

  Credit card fee revenue was $795 million in 1997, up 15% from 1996. The increase was due to both higher transaction volume and pricing changes instituted during 1996 to mitigate rising credit costs.

  Fiduciary and investment management fees include revenue generated by traditional trust products and services, investment management activities, and the shareholder services business. These fees increased slightly in 1997, compared with a modest decrease in 1996. In 1996, the Corporation decided to exit its stand-alone global custody and master trust businesses; the exit was completed in the second quarter of 1997. Revenues from these activities totaled approximately $11 million for 1997 and $54 million for 1996.

  Revenues from the shareholder services business increased to $98 million for 1997 from $88 million for 1996 and $82 million for 1995. Growth in the shareholder services business continues to be constrained by industry consolidation and price competition. In February 1998, the Corporation announced an agreement under which its shareholder services business will combine with that of Boston EquiServe Limited Partnership, creating the nation's largest corporate shareholder services provider. As a result, the Corporation will recognize only its proportionate share of the new entity's net earnings rather than consolidating the results of its prior shareholder services business on a line-by-line basis.

  Service charges on deposits increased to $460 million for 1997 from $414 million for 1996. Higher retail deposit and cash management fees contributed to this growth. The higher deposit fees reflected the restructuring of deposit-based product offerings, while the increase in cash management fees resulted from more extensive cross-selling of these products across the Corporation's customer base.

  Other service charges and commissions increased 22% from a year ago. Increased transaction flow in the loan syndication management business, higher levels of fees from the sale of investment management products in the retail banking network, and the introduction of ATM fees for noncustomer transaction activity contributed to this excellent performance.

  Additionally, in 1997 the Corporation recognized a gain of $45 million on the sale of its institutional passive investment management business, gains of $58 million related to the sale of loans, and gains of $15 million related to the sale of nonstrategic retail banking facilities.

PROVISION FOR CREDIT LOSSES

  Details of the Corporation's credit risk management and performance are presented in the "Credit Risk Management" section, beginning on page 28.

NONINTEREST EXPENSE

  Operating expense was $3.332 billion for 1997, up $79 million from that of a year ago. Expenses increased particularly in the fourth quarter due to higher expenditures related primarily to technology and reengineering initiatives. These include century date compliance, enhancing retail delivery efficiencies, and other technology-based infrastructure projects that are expected to be completed or implemented in 1998.

  The operating efficiency ratio for 1997 was slightly under 52%. This compares favorably with the ratios of the previous two years and reflects a continuing focus on expense management.

  Operating expense for 1996 remained relatively flat from 1995 as merger savings were channeled into investments in technology and used to fund growth in selected business areas.

SALARIES AND BENEFITS

                                                                  PERCENT
                                                            INCREASE (DECREASE)
                                                            -------------------
                                     1997    1996    1995   1996-1997 1995-1996
(DOLLARS IN MILLIONS)               ------- ------- ------- --------- ---------
Salaries........................... $ 1,455 $ 1,423 $ 1,420      2%       --%
Employee benefits..................     293     284     272      3         4
                                    ------- ------- -------
    Total.......................... $ 1,748 $ 1,707 $ 1,692      2         1
                                    ======= ======= =======
Average full-time-equivalent
 employees.........................  33,815  34,115  35,352     (1)       (3)
                                    ======= ======= =======

  Total employee costs grew by $41 million, or 2%, in 1997, following an increase of $15 million, or 1%, between 1995 and 1996. Salary costs increased from a year ago as annual salary increases and higher performance-based incentives were partially offset by the effect of reduced staff levels.

OTHER NONINTEREST EXPENSE

                                                                  PERCENT
                                                            INCREASE (DECREASE)
                                                            -------------------
                                        1997   1996   1995  1996-1997 1995-1996
(DOLLARS IN MILLIONS)                  ------ ------ ------ --------- ---------
Occupancy expense of premises, net.... $  252 $  259 $  252     (3)%       3%
Equipment rentals, depreciation and
 maintenance..........................    210    227    225     (7)        1
Marketing and public relations........    130    120    161      8       (25)
FDIC insurance expense................      8      4     58    100       (93)
Amortization of intangible assets.....     60     79     88    (24)      (10)
Telephone.............................     95     88     80      8        10
Freight and postage...................     85     87     78     (2)       12
Travel and entertainment..............     55     55     50     --        10
Stationery and supplies...............     54     48     45     13         7
Operating and other taxes.............     31     30     29      3         3
Other.................................    604    549    510     10         8
                                       ------ ------ ------
    Operating expense.................  1,584  1,546  1,576      2        (2)
Merger-related charges................     --     --    267    N/M       N/M
FDIC special assessment...............     --     18     --    N/M       N/M
                                       ------ ------ ------
    Total............................. $1,584 $1,564 $1,843      1       (15)
                                       ====== ====== ======

--------
N/M--Not meaningful.

  The changes in marketing costs over the past three years are generally due to the level of credit card solicitation costs. Costs in 1995 supported a significant solicitation program that produced a record 3.4 million credit card accounts.

  FDIC insurance expense for 1996, excluding a special one-time assessment of $18 million related to the recapitalization of the Savings Association Insurance Fund ("SAIF"), totaled $4 million. The decline from 1995 resulted from a substantial reduction in the insurance rate for Bank Insurance Fund deposits. However, a good portion of this expense savings was passed on to business customers in the form of fee reductions.

  Intangible amortization expense declined in both periods as certain identified intangible assets became fully amortized.

  Merger-related charges in 1995 totaled $267 million, of which $225 million was related to direct merger and related restructuring costs. Other charges of $42 million were for the one-time conformance of accounting practices. (See
Note 3 beginning on page 49 for more details.)

  Other operating expenses increased for 1997 primarily related to technology and reengineering initiatives. Expenses to support these initiatives include software, consulting and an array of outside service costs.

APPLICABLE INCOME TAXES

  The following table shows the Corporation's income before income taxes, applicable income taxes, and effective tax rate for each of the past three years.

                                                          1997    1996    1995
(DOLLARS IN MILLIONS)                                    ------  ------  ------
Income before income taxes.............................. $2,266  $2,162  $1,754
Applicable income taxes.................................    741     726     604
Effective tax rates.....................................   32.7%   33.6%   34.4%

  Tax expense for all three years included benefits for tax-exempt income and general business tax credits offset by the effect of nondeductible expenses, including goodwill. An increasing level of transaction activity in tax advantaged products generates returns in the form of reduced income tax expense. Such transaction activity has reduced the overall effective tax rate for the years shown in the above table.

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

  . Credit risk is the possibility of loss from a customer's failure to perform according to the terms of a transaction.

  Compensation for assuming these risks is reflected in interest income, combined trading profits and fee income. In addition, these risks are factored into the allocation of capital to support various business activities, as discussed in the "Capital Management" section, beginning on page 36.

  The Corporation is a party to transactions involving financial instruments that create risks that may or may not be reflected on a traditional balance sheet. These financial instruments can be subdivided into three categories:

  . Cash financial instruments, which are generally characterized as on-balance-sheet transactions, and include loans, bonds, stocks and deposits.

  . Credit-related financial instruments, which include such instruments as commitments to extend credit and standby letters of credit.

  . Derivative financial instruments, which include such instruments as interest rate, foreign exchange, equity price and commodity price contracts, including forwards, swaps and options.

  The Corporation's risk management policies are intended to monitor and limit exposure to liquidity, market and credit risks that arise from each of these types of financial instruments.

                           Liquidity Risk Management

  Liquidity risk management encompasses the Corporation's ability to meet all present and future financial obligations in a timely manner. The Consolidated Statement of Cash Flows, on page 44, presents data on cash and cash equivalents provided by and used in operating, investing and financing activities. The Corporation considers strong capital ratios, credit quality and core earnings as essential to retaining high credit ratings and, consequently, cost-effective access to market liquidity.

  The Corporation believes its management policies and guidelines will ensure adequate levels of liquidity to fund anticipated needs of on- and off-balance-sheet items. In addition, a contingency funding plan identifies actions to be taken in response to an adverse liquidity event. The objectives of liquidity management policies are to maintain:

  . strong credit ratings and capital ratios;

  . adequate liquid assets;

  . liability diversification among instruments, maturities and customers;
    and

  . a continuously strong presence both in the wholesale purchased funds market and in the retail deposit market.

  Strong credit ratings foster the ability to attract wholesale funds on a regular basis and at a competitive cost. The Corporation's principal Banks (referred to collectively as the "Principal Banks"), comprising ANB, FNBC, FCCNB, NBD Indiana and NBD Michigan, all have identical credit ratings. The short-term debt ratings for the parent cover commercial paper issuances. The long- and short-term debt ratings for the Principal Banks cover bank note issuances.

                                                                     SHORT-TERM
                                                    LONG-TERM DEBT      DEBT
CREDIT RATINGS                                      --------------- ------------
                                                     S&P   MOODY'S  S&P  MOODY'S
DECEMBER 31, 1997                                   --------------- ---- -------
First Chicago NBD Corporation (parent)............. A+      A1      A-1    P-1
The Principal Banks................................ AA-     Aa3     A-1+   P-1

  Liquid assets are maintained in the form of federal funds sold, deposit placements and selected investment securities to meet any immediate cash flow obligations. Note 6, beginning on page 51, provides a detailed breakdown of the investment portfolio.

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

  As part of the monthly liquidity measurement process, the funding of core assets with core liabilities is monitored. As of December 31, 1997, 76% of core assets were funded with core liabilities, while the wholesale market provided only 24% of core asset funding. The Corporation has established a 35% limit on the use of wholesale purchased funds for funding core assets. By limiting dependence on the wholesale market, the risk of a disruption to the lending business from an adverse liquidity event is minimized.

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

DEPOSITS AND OTHER PURCHASED FUNDS

                                     1997    1996     1995    1994    1993
DECEMBER 31 (IN MILLIONS)           ------- ------- -------- ------- -------
Domestic offices
  Demand........................... $16,069 $15,702 $ 15,234 $14,378 $14,852
  Savings..........................  21,437  21,722   20,180  20,088  21,154
  Time
    Under $100,000.................   9,507   9,851    9,972   8,720   8,310
    $100,000 and over..............   5,671   5,143    5,947   4,484   4,089
Foreign offices....................  15,805  11,251   17,773  17,225   9,602
                                    ------- ------- -------- ------- -------
      Total deposits...............  68,489  63,669   69,106  64,895  58,007
Federal funds purchased and
 securities under repurchase
 agreements........................   9,271   7,859   15,711  16,919  11,038
Commercial paper...................   1,089     762      288     206     323
Other short-term borrowings........   8,621   6,810    9,514   8,216   6,506
Long-term debt (1).................  10,088   8,454    8,163   7,246   5,250
                                    ------- ------- -------- ------- -------
      Total other purchased funds..  29,069  23,885   33,676  32,587  23,117
                                    ------- ------- -------- ------- -------
      Total........................ $97,558 $87,554 $102,782 $97,482 $81,124
                                    ======= ======= ======== ======= =======

--------
(1)Includes trust preferred capital securities.

                            Market Risk Management

OVERVIEW

  Market risk arises from changes in interest rates, exchange rates, equity prices and commodity prices. The Corporation has risk management policies to monitor and limit exposure to market risk. Through its trading activities, the Corporation strives to take advantage of profit opportunities available in interest and exchange rate movements. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate and foreign exchange rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 18, beginning on page 65.

TRADING ACTIVITIES

  The Corporation takes active trading positions in a variety of markets and instruments, including U.S. government, municipal and money market securities. It also maintains positions in derivative products associated with these markets and instruments, such as interest rate and currency swaps, and equity index and commodity options.

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

  The Corporation manages its market risk through a value-at-risk measurement and control system, and through dollar limits imposed on trading desks and individual dealers. Value-at-risk is intended to measure the maximum amount the Corporation could lose in a particular position, given a specified confidence level over a given period of time. The overall market risk that any business can assume, as measured by value-at-risk, is approved by the Risk Management Committee of the Board of Directors. Value-at-risk limits and exposure are monitored in each significant trading portfolio on a daily basis.

  The following table shows the value-at-risk at year-end for trading activities and other activities, primarily certain investment securities classified as available-for-sale, that are managed principally as trading risk.

VALUE-AT-RISK

DECEMBER 31, 1997 (IN MILLIONS)
Individual market risks
  Interest rate............................................................ $25
  Exchange rate............................................................   6
  Equity price.............................................................   3
  Commodity price..........................................................   1
  Risk reduction (due to diversification)..................................  (2)
                                                                            ---
Aggregate portfolio market risk............................................ $33
                                                                            ===

  Trading revenue totaled $172 million for 1997, $175 million for 1996, and $292 million for 1995. Trading revenue includes trading profits and net interest income.

  The value-at-risk calculation measures potential losses in fair value and is based on a methodology which uses a one-day holding period and a 99.87% confidence level. Value-at-risk is calculated using various statistical models and techniques for cash and derivative positions, including options. Through the use of observed statistical correlations, the Corporation has made significant progress in recognizing offsets across different trading portfolios. However, the reported value-at-risk remains somewhat overstated because all offsets and correlations are not fully considered in the calculation.

  At December 31, 1997, approximately 71% of primary market risk exposures were related to interest rate risk, while exchange rate, equity price and commodity price risks accounted for 17%, 9% and 3%, respectively.

  Approximately 50% of interest rate risk was generated by U.S. Treasury securities and mortgage-backed securities. Interest rate derivatives accounted for 21% of the total exposure. About 11% of the risk was generated by U.S. corporate securities, and 5% of the risk was generated by U.S. municipal securities. The remaining interest rate risk was derived from money market, foreign exchange and various other trading activities.

  Within the category of exchange rate risk, 91% of the risk was generated by foreign exchange spot, forward and option trading. The remaining risk was largely from cross-currency derivatives trading activities.

  Equity price risk was primarily generated by equity derivatives trading activities in Chicago, Tokyo and London.

  Commodity price risk was generated by the Corporation's commodity derivatives desk in Chicago, which specializes in those products eligible for bank trading under regulatory requirements.

  At December 31, 1997, market risk exposures were 21% higher than at year-end 1996. The Corporation's holdings in U.S. Treasury securities, mortgage-backed securities, and foreign exchange positions were the principal factors behind the increased exposure in 1997, which was somewhat offset by reduced exposure in derivatives contracts.

STRUCTURAL INTEREST RATE RISK MANAGEMENT

  Interest rate risk exposure from the Corporation's non-trading activities is actively managed with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity. The measurement tools used to monitor the overall interest rate risk exposure of both the on- and off-balance-sheet positions include static gap analysis, earnings sensitivity modeling and market value sensitivity (value-at-risk) analysis.

  Static gap analysis is a representation of the net difference between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period. Earnings simulation analysis and value-at-risk are more dynamic measures designed to capture the interest rate risk of the embedded option positions that cannot be measured through static gap analysis. The embedded options include interest rate, prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and certain off-balance-sheet sensitivities. These positions represent the primary risk of loss to the Corporation as they are complex risk positions that are difficult to offset completely.

  Earnings sensitivity analysis measures the estimated change to pretax earnings of various interest rate movements. The Corporation is modeled as an on-going business, including assumptions on anticipated changes in balance sheet mix, planned growth, asset sales and/or asset securitizations. The base case scenario is established using current market interest rates. The comparative scenarios assume an immediate parallel shock of the current yield curve in increments of plus or minus 100 basis point and plus or minus 200 basis point rate movements. The comparative interest-rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Estimated earnings for each scenario are calculated over a forward-looking 12-month horizon.

  For residential mortgage whole loans and mortgage-backed securities, the earnings simulation modeling captures the changing prepayment behavior under changing interest rate environments. Industry estimates are used to dynamically model the prepayment speeds of the various coupon segments of the portfolio. Additionally, the model measures the impact of interest rate caps and floors on adjustable-rate mortgage products.

  Management assumptions regarding the level of interest rate or balance changes on indeterminate maturity deposit products (passbook savings, money market, NOW and demand deposits) for a given level of market rate changes have been developed through a combination of historical analysis and future expected pricing behavior. Interest rate caps and floors on all products are included to the extent that they are exercised in the 12-month simulation period. Sensitivity of service fee income to market interest rate levels, such as those related to securitized credit card receivables, cash management products and mortgage servicing, is included as well. Interest rate risk in trading activities and other activities, primarily certain investment securities classified as available-for-sale, is managed principally as trading risk.

  The Corporation's policy is to limit the change in annual pretax earnings to $100 million from an immediate parallel change in interest rates of 200 basis points. At year-end, the Corporation had the following estimated earnings sensitivity profile.

                                                                    IMMEDIATE
                                                                 CHANGE IN RATES
                                                                 ---------------
                                                                 +200 BP -200 BP
DECEMBER 31, 1997 (IN MILLIONS)                                  ------- -------
Annual pretax earnings change...................................   $32    $(16)

  While the earnings sensitivity analysis includes management's best estimate of interest rate and balance sheet reaction to various market rate movements, the actual behavior will likely differ from that projected. Recalibration of the assumptions and adjustments to the modeling techniques are made as needed to improve the accuracy of the risk measurement results. Interpretation of the results must also consider that the actual movements of the market interest rates can include changes in the shape of the yield curve and changes in the basis relationship between various market rates, neither of which is captured in the sensitivity measure. Finally, for some embedded option positions, the risk exposure occurs at a time period beyond the 12 months captured in the earnings sensitivity analysis. Management utilizes the value-at-risk technique to measure these longer-term risk positions.

  Access to the derivatives market is an important element in maintaining the Corporation's interest rate risk position within policy guidelines. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Using off-balance-sheet instruments, principally interest rate swaps (asset and liability management ("ALM") derivatives), the interest rate sensitivity of specific on-balance-sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. At year-end 1997, the notional value of ALM interest rate swaps totaled $9.288 billion, including $5.189 billion against specific transactions and $4.099 billion against specific pools of assets or liabilities.

ASSET AND LIABILITY MANAGEMENT DERIVATIVES--NOTIONAL PRINCIPAL

                           RECEIVE FIXED      PAY FIXED
                           PAY FLOATING   RECEIVE FLOATING    BASIS SWAPS
                          --------------- ------------------  -----------
DECEMBER 31, 1997 (IN     SPECIFIC  POOL   SPECIFIC   POOL       POOL     TOTAL
MILLIONS)                 -------- ------ ---------- -------  ----------- ------
Swaps associated with:
  Loans..................  $   --  $  451   $     98 $    --    $   --    $  549
  Investment securities..      --      --        203      --        --       203
  Securitized credit card
   receivables...........      --      83         --      --        --        83
  Deposits...............      50   2,450         --      --        --     2,500
  Funds borrowed
   (including long-term
   debt).................   4,588      --        250      75     1,040     5,953
                           ------  ------   -------- -------    ------    ------
    Total................  $4,638  $2,984   $    551 $    75    $1,040    $9,288
                           ======  ======   ======== =======    ======    ======
Other ALM Contracts (1)................................................   $  250
                                                                          ======

--------
(1)Primarily reflects the use of forward contracts.

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

  Substantially all ALM interest rate swaps are standard swap contracts. The variable interest rates, which generally are the prime rate, federal funds rate or the one-month, three-month and six-month London interbank offered rates ("LIBOR") in effect on the date of repricing, are assumed to remain constant. However, the variable interest rates will change and would affect the related weighted average information presented in the table.

ASSET AND LIABILITY MANAGEMENT SWAPS--MATURITIES AND RATES

DECEMBER 31, 1997 (DOLLARS IN      1998   1999  2000  2001  2002  THEREAFTER TOTAL
MILLIONS)                         ------  ----  ----  ----  ----  ---------- ------
Receive fixed/pay floating swaps
  Notional amount...............  $3,435  $649  $781  $779  $381    $1,597   $7,622
  Weighted average
    Receive rate................    6.16% 6.24% 6.17% 7.15% 7.59%     6.68%    6.45%
    Pay rate....................    5.99  6.06  5.95  5.98  6.03      5.97     5.99
Pay fixed/receive floating swaps
  Notional amount...............  $   62  $ 88  $116  $ 33  $291    $   36   $  626
  Weighted average
    Receive rate................    6.03% 5.97% 5.91% 5.99% 5.99%     5.99%    5.98%
    Pay rate....................    7.93  7.89  7.67  7.64  6.48      7.51     7.16
Basis swaps
  Notional amount...............  $1,015  $ 25    --    --    --        --   $1,040
  Weighted average
    Receive rate................    5.85% 5.87%   --    --    --        --     5.85%
    Pay rate....................    5.86  5.96    --    --    --        --     5.87
                                  ------  ----  ----  ----  ----    ------   ------
      Total notional amount.....  $4,512  $762  $897  $812  $672    $1,633   $9,288
                                  ======  ====  ====  ====  ====    ======   ======

FOREIGN EXCHANGE RISK MANAGEMENT

  Wherever possible, foreign currency-denominated assets are funded with liability instruments denominated in the same currency. If a liability denominated in the same currency is not immediately available or desired, a forward foreign exchange contract is used to fully hedge the risk due to cross-currency funding.

  To minimize the earnings and capital impact of translation gains or losses measured on an after-tax basis, the Corporation uses forward foreign exchange contracts to hedge the exposure created by investments in overseas branches and subsidiaries.

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

  Customer transactions create credit exposure that is reported both on and off the balance sheet. On-balance-sheet credit exposure includes such items as loans. Off-balance-sheet credit exposure includes unfunded credit commitments and other credit-related financial instruments. Credit exposures resulting from derivative financial instruments are reported both on and off the balance sheet as explained beginning on page 35.

SELECTED STATISTICAL INFORMATION

                                    1997     1996     1995     1994     1993
(DOLLARS IN MILLIONS)              -------  -------  -------  -------  -------
At year-end
  Loans outstanding............... $68,724  $66,414  $64,434  $55,176  $48,654
  Nonperforming loans.............     311      262      363      294      485
  Other real estate, net..........      15       28       34       57       87
  Nonperforming assets............     326      290      397      351      572
  Allowance for credit losses.....   1,408    1,407    1,338    1,158    1,106
  Nonperforming assets/loans
   outstanding and other real
   estate, net....................     0.5%     0.4%     0.6%     0.6%     1.2%
  Allowance for credit
   losses/loans outstanding.......     2.0      2.1      2.1      2.1      2.3
  Allowance for credit
   losses/nonperforming loans.....     453      537      369      394      228
For the year
  Average loans................... $66,286  $64,949  $58,944  $50,083  $47,110
  Net charge-offs.................     724      670      264      192      296
  Net charge-offs/average loans...     1.1%     1.0%     0.4%     0.4%     0.6%

  For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign) and consumer (credit card and other consumer) segments.

LOAN COMPOSITION

                                          1997    1996    1995    1994    1993
DECEMBER 31 (IN MILLIONS)                ------- ------- ------- ------- -------
Commercial risk
 Domestic
  Commercial............................ $28,939 $27,718 $25,551 $22,546 $19,310
  Real estate
   Construction.........................   1,380   1,057   1,151   1,074   1,105
   Other................................   5,324   5,103   6,103   5,903   5,613
  Lease financing.......................   2,144   1,820   1,588   1,381   1,295
 Foreign................................   4,515   3,656   3,726   3,305   3,083
                                         ------- ------- ------- ------- -------
    Total commercial....................  42,302  39,354  38,119  34,209  30,406
                                         ------- ------- ------- ------- -------
Consumer risk
  Credit cards..........................   9,693   9,601   9,649   6,980   6,393
  Secured by real estate (1)............   8,911   9,406   8,933   7,025   6,088
  Automotive (2)........................   4,040   4,423   4,477   3,994   3,241
  Other.................................   3,778   3,630   3,256   2,968   2,526
                                         ------- ------- ------- ------- -------
    Total consumer......................  26,422  27,060  26,315  20,967  18,248
                                         ------- ------- ------- ------- -------
    Total............................... $68,724 $66,414 $64,434 $55,176 $48,654
                                         ======= ======= ======= ======= =======

--------
(1) Includes home-equity loans.
(2) Includes auto-lease receivables.

ALLOWANCE FOR CREDIT LOSSES

  The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in various on- and off-balance-sheet financial instruments.
The level of the allowance reflects management's formal review and analysis of potential credit losses, as well as prevailing economic conditions. Each quarter, the adequacy of the allowance for credit losses is evaluated and reported to the Risk Management Committee of the Corporation's Board of Directors.

ANALYSIS OF ALLOWANCE FOR CREDIT LOSSES

                                           1997   1996   1995    1994    1993
(IN MILLIONS)                             ------ ------ ------  ------  ------
Balance, beginning of year............... $1,407 $1,338 $1,158  $1,106  $1,041
Provision for credit losses..............    725    735    510     276     390
Charge-offs
 Commercial
  Domestic
   Commercial............................    124    114     70      68     122
   Real estate...........................     10     20     25      41      99
   Lease financing.......................      5      7      2       3       6
  Foreign................................     --      2      1       9      47
 Consumer
  Credit card............................    658    567    241     193     165
  Other..................................    119    105     70      50      46
                                          ------ ------ ------  ------  ------
    Total charge-offs....................    916    815    409     364     485
Recoveries
 Commercial
  Domestic
   Commercial............................     63     45     59      55      81
   Real estate...........................     21     20     16      15       9
   Lease financing.......................      1      1      2       1       2
  Foreign................................     12     15      9      44      17
 Consumer
  Credit card............................     55     33     33      32      57
  Other..................................     40     31     26      25      23
                                          ------ ------ ------  ------  ------
    Total recoveries.....................    192    145    145     172     189
Net charge-offs..........................    724    670    264     192     296
Transfers related to securitized
 receivables.............................     --      4    (75)    (49)    (29)
Other (1)................................     --     --      9      17      --
                                          ------ ------ ------  ------  ------
Balance, end of year..................... $1,408 $1,407 $1,338  $1,158  $1,106
                                          ====== ====== ======  ======  ======

--------
(1) Primarily acquisitions.

NONPERFORMING ASSETS

  At December 31, 1997, nonperforming assets totaled $326 million, compared with $290 million at year-end 1996 and $397 million at year-end 1995. Nonperforming assets at December 31, 1997, included $311 million of nonaccrual loans and $15 million of other real estate owned. The following charts illustrate the level of nonperforming assets for the past five years.


                                  (BAR GRAPH)

                       NONPERFORMING ASSETS--PERIOD END
                                  $ MILLIONS

                         1993     1994     1995     1996     1997
                         $572     $351     $397     $290     $326
               OREO      $ 87     $ 57     $ 34     $ 28     $ 15
               Loans     $485     $294     $363     $262     $311


                                  (BAR GRAPH)

                    NONPERFORMING ASSETS AS A PERCENTAGE OF
                    LOANS AND OTHER REAL ESTATE--PERIOD END

                   1993     1994     1995     1996     1997
                   1.2%     0.6%     0.6%     0.4%     0.5%

  Nonaccrual loans at year-end 1997 included $25 million of foreign loans (primarily in Asia), compared with $5 million of foreign loans at year-end 1996. In addition, the Corporation had a $36 million standby letter of credit at year-end 1997 to a borrower experiencing financial difficulties. The standby letter of credit was funded and placed on nonaccrual in January 1998.

  The following table shows a breakout of nonperforming loans for the past five years.

                                                  1997  1996  1995  1994  1993
DECEMBER 31 (DOLLARS IN MILLIONS)                 ----  ----  ----  ----  ----
Nonaccrual loans................................. $311  $262  $344  $267  $478
Accrual renegotiated loans.......................   --    --    19    27     7
                                                  ----  ----  ----  ----  ----
    Total nonperforming loans.................... $311  $262  $363  $294  $485
                                                  ====  ====  ====  ====  ====
Nonperforming loans
  Domestic....................................... $286  $257  $360  $284  $421
  Foreign........................................   25     5     3    10    64
                                                  ----  ----  ----  ----  ----
    Total nonperforming loans.................... $311  $262  $363  $294  $485
                                                  ====  ====  ====  ====  ====
Nonperforming loans/loans outstanding............  0.5%  0.4%  0.6%  0.5%  1.0%
                                                  ====  ====  ====  ====  ====

CONSUMER RISK MANAGEMENT

  Consumer loans consist of credit card receivables as well as home mortgage loans, automobile financing and other forms of consumer installment credit. The consumer loan portfolio decreased during the year to $26.4 billion at year-end 1997. Including securitized credit card receivables, the consumer portfolio decreased $0.9 billion, or 2%, to $35.1 billion at December 31, 1997.

CONSUMER LOANS

                                         1997    1996    1995    1994    1993
DECEMBER 31 (IN MILLIONS)               ------- ------- ------- ------- -------
Credit card loans...................... $ 9,693 $ 9,601 $ 9,649 $ 6,980 $ 6,393
Securitized credit card receivables....   8,639   8,888   7,877   6,117   4,958
                                        ------- ------- ------- ------- -------
      Total managed credit card
      receivables......................  18,332  18,489  17,526  13,097  11,351
Other consumer loans
  Secured by real estate (1)...........   8,911   9,406   8,933   7,025   6,088
  Automotive (2).......................   4,040   4,423   4,477   3,994   3,241
  Other................................   3,778   3,630   3,256   2,968   2,526
                                        ------- ------- ------- ------- -------
    Other consumer loans...............  16,729  17,459  16,666  13,987  11,855
                                        ------- ------- ------- ------- -------
      Total............................ $35,061 $35,948 $34,192 $27,084 $23,206
                                        ======= ======= ======= ======= =======

--------
(1) Includes home-equity loans.
(2) Includes auto-lease receivables.

  Consumer risk management focuses on the credit card segment separately from other parts of the portfolio. For the credit card portfolio, loss potential is tested using expected levels of losses based on delinquencies and on the source, age and other risk characteristics of the portfolio.

  For the other segments of the consumer portfolio, reserve factors are based on historical loss rates, trends and other relevant risk factors.

  Managed credit card receivables (i.e., those held in the portfolio and those sold to investors through securitization) were $18.3 billion at December 31, 1997, down 1% from year-end 1996. Average managed credit card receivables were $17.3 billion for 1997, down 1% from 1996.

  Credit card receivables represent the most significant risk element in the consumer portfolio. The credit card charge-off rate of 7.2% in 1997 represented a significant increase from prior years. During the last two quarters of 1997, the credit card charge-off rate stabilized. In addition, 1997 delinquency rates stabilized.

CREDIT CARD RECEIVABLES

                                      1997     1996     1995     1994     1993
(DOLLARS IN MILLIONS)                -------  -------  -------  -------  ------
Average balances
  Credit card loans................. $ 8,833  $ 9,774  $ 7,006  $ 5,904  $4,772
  Securitized credit card
   receivables......................   8,466    7,672    7,179    5,538   4,839
                                     -------  -------  -------  -------  ------
    Total average managed credit
     card receivables............... $17,299  $17,446  $14,185  $11,442  $9,611
                                     =======  =======  =======  =======  ======
Total net charge-offs (including
 securitizations)................... $ 1,246  $ 1,019  $   572  $   403  $  342
                                     =======  =======  =======  =======  ======
Net charge-offs/average total
 managed receivables................     7.2%     5.8%     4.0%     3.5%    3.6%
Credit card delinquency rate
  30 or more days...................     4.3      4.5      3.6      3.0     3.0
  90 or more days...................     1.7      1.8      1.3      1.1     1.0

  In the near term, credit card losses are expected to remain at elevated levels throughout the industry as consumer debt service burdens remain high, competition for creditworthy customers remains intense, and national bankruptcy filings continue to climb. Management continues to review credit limits, close high-risk unprofitable accounts, tighten new account solicitation criteria, monitor authorization criteria, and review policies and procedures for delinquency management and collections.

COMMERCIAL RISK MANAGEMENT

  The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

  Commercial loans increased 7% from $39.4 billion at December 31, 1996, to $42.3 billion at December 31, 1997. Nonperforming commercial assets increased $36 million to $326 million at year-end 1997, from $290 million at December 31, 1996. Commercial net charge-offs were $42 million in 1997, compared with $62 million in 1996 and $12 million in 1995.

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

  At December 31, 1997, commercial real estate loans totaled $6.7 billion, or 16% of commercial loans, compared with $6.2 billion, or 16% of commercial loans, at December 31, 1996. During 1997, net recoveries in the commercial real estate portfolio segment were $11 million, compared with less than $1 million in 1996. Nonperforming commercial real estate assets, including other real estate, totaled $77 million, or 1.1% of related assets, at December 31, 1997, compared with $128 million, or 2.1% of related assets, at December 31, 1996.

FOREIGN OUTSTANDINGS

  The table below presents a breakout of foreign outstandings for the past two years, where such outstandings exceeded 1.0% of total assets. The amounts have been prepared using the Federal Financial Institutions Examination Council's reporting guidelines, which were revised in 1997. Under the revised guidelines, local country claims, which include both local and nonlocal currency activity, are reported net of local country liabilities. The 1996 amounts have been restated to conform to the revised guidelines. Included in claims for both periods are loans, balances with banks, acceptances, securities, equity investments, accrued interest and other monetary assets. For 1997, cross-border claims include the current credit exposure on derivative contracts, which is net of master netting agreements. This current credit exposure totaled $641 million for Japan, $181 million for France and $189 million for Korea. Current credit exposure on derivative contracts is not included in the reported 1996 amounts.

                                 CROSS-BORDER CLAIMS
                              -------------------------
                                                                   TOTAL CROSS
                                     GOVERNMENTS        NET LOCAL BORDER & NET
                                      & OFFICIAL         COUNTRY  LOCAL COUNTRY
                  DECEMBER 31 BANKS  INSTITUTIONS OTHER  CLAIMS      CLAIMS
(IN MILLIONS)     ----------- ------ ------------ ----- --------- -------------
Japan (1)........    1997     $4,225     $ --     $386    $ --       $4,611
                     1996      3,782       --       22      --        3,804
France...........    1997      1,137      231      249      --        1,617
                     1996          *        *        *       *            *
Korea (2)........    1997        570       10      685     256        1,521
                     1996        660       --      487     183        1,330

--------
(1) At year-end 1997 and 1996, net local country claims were reduced by local country liabilities of $83 million and $161 million, respectively.
(2) At year-end 1997 and 1996, net local country claims were reduced by local country liabilities of $31 million and $29 million, respectively.
*Represents less than 1% of total assets

  At December 31, 1997, the only country for which cross-border and net local country claims totaled between 0.75% and 1.0% of total assets was the Netherlands. Such outstandings totaled $1.114 billion and included $79 million of current credit exposure on derivative contracts.

  At December 31, 1996, there were no countries for which cross-border and net local country claims totaled between 0.75% and 1.0% of total assets.

  At December 31, 1995, the Corporation's foreign outstandings (presented as cross-border and nonlocal currency claims) to Japan ($6.329 billion), the United Kingdom ($1.368 billion) and France ($1.264 billion) each exceeded 1.0% of total assets. At that date, the only country for which cross-border and nonlocal currency claims totaled between 0.75% to 1.0% of total assets was Korea ($1.023 billion).

                       Derivative Financial Instruments

  The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and Corporate Investment activities. These instruments include interest rate, currency, equity and commodity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts. See Note 16, beginning on page 62, for a discussion of the nature and terms of derivative financial instruments.

NOTIONAL PRINCIPAL OR CONTRACTUAL AMOUNTS OF DERIVATIVE FINANCIAL INSTRUMENTS

  The following tables represent the gross notional principal or contractual amounts of outstanding derivative financial instruments used in certain activities. These amounts indicate the volume of transaction activity, and they do not represent the market or credit risk associated with these instruments. In addition, such volumes do not reflect the netting of offsetting transactions.

                                                ASSET AND
                                                LIABILITY   CORPORATE
                                       TRADING  MANAGEMENT INVESTMENTS  TOTAL
DECEMBER 31, 1997 (IN BILLIONS)        -------- ---------- ----------- --------
Interest rate contracts............... $  817.9   $ 9.5       $ --     $  827.4
Foreign exchange contracts............    422.5     1.6         --        424.1
Equity contracts......................     12.3      --        0.1         12.4
Commodity contracts...................      2.7      --         --          2.7
                                       --------   -----       ----     --------
    Total............................. $1,255.4   $11.1       $0.1     $1,266.6
                                       ========   =====       ====     ========
DECEMBER 31, 1996 (IN BILLIONS)
Interest rate contracts............... $  644.1   $ 9.6       $ --     $  653.7
Foreign exchange contracts............    375.4     1.7         --        377.1
Equity contracts......................      8.6      --        0.2          8.8
Commodity contracts...................      3.4      --         --          3.4
                                       --------   -----       ----     --------
    Total............................. $1,031.5   $11.3       $0.2     $1,043.0
                                       ========   =====       ====     ========

ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

  Derivative financial instruments used in trading activities are valued at estimated fair value. Such instruments include swaps, forwards, spot, futures, options, caps, floors and forward rate agreements in the interest rate, foreign exchange, equity and commodity markets. The estimated fair values are based on quoted market prices or pricing and valuation models on a present value basis using current market information. Realized and unrealized gains and losses are included in noninterest income as combined trading profits. Where appropriate, compensation for credit risk and ongoing servicing is deferred and recorded as income over the terms of the derivative financial instruments.

  Derivative financial instruments used in ALM activities, principally interest rate swaps, are required to meet specific criteria. Such interest rate swaps: are designated as ALM derivatives; are linked to and adjust the interest rate sensitivity of a specific asset, liability, firm commitment, or anticipated transaction or a specific pool of transactions with similar risk characteristics; and are effective in reducing the Corporation's structural interest rate risk. Interest rate swaps that do not meet these criteria are designated as derivatives used in trading activities and are accounted for at estimated fair value.

  Income or expense on most ALM derivatives used to manage interest rate exposure is recorded on an accrual basis, as an adjustment to the yield of the linked exposures over the periods covered by the contracts. This matches the income recognition treatment of that exposure, generally assets or liabilities carried at historical cost, which are recorded on an accrual basis. If an interest rate swap is terminated early, any resulting gain or loss is deferred and amortized as an adjustment of the yield on the linked interest rate exposure position over the remaining periods originally covered by the terminated swap. If all or part of a linked position is terminated, e.g., a linked asset is sold or prepaid, or if the amount of an anticipated transaction is likely to be less than originally expected, the related pro rata portion of any unrecognized gain or loss on the swap is recognized in earnings at that time, and the related pro rata portion of the swap is subsequently accounted for at estimated fair value.

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

INCOME RESULTING FROM DERIVATIVE FINANCIAL INSTRUMENTS

  A discussion of the Corporation's income from derivatives used in trading activities is included in the "Trading Revenue" table on page 19.

  The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. Net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $26 million in 1997 and $33 million in 1996, and higher by $12 million in 1995.

CREDIT EXPOSURE RESULTING FROM DERIVATIVE FINANCIAL INSTRUMENTS

  The Corporation maintains risk management policies that monitor and limit exposure to credit risks. For a further discussion of credit risks, see the "Credit Risk Management" section, beginning on page 28.

  Credit exposure from derivative financial instruments arises from the risk of a customer default on the derivative contract. The amount of loss created by the default is the replacement cost or current fair value of the defaulted contract. The Corporation utilizes master netting agreements whenever possible to reduce its credit exposure from customer default. These agreements allow the netting of contracts with unrealized losses against contracts with unrealized gains to the same customer, in the event of a customer default. The table below shows the impact of these master netting agreements.

                                                                 1997     1996
DECEMBER 31 (IN MILLIONS)                                      --------  -------
Gross replacement cost........................................ $ 14,675  $14,933
  Less: Adjustment due to master netting agreements...........  (10,035)  (9,876)
                                                               --------  -------
Current credit exposure.......................................    4,640    5,057
  Less: Unrecognized net gains due to nontrading activity.....      (93)     (83)
                                                               --------  -------
Balance sheet exposure........................................ $  4,547  $ 4,974
                                                               ========  =======

  Current credit exposure represents the total loss that the Corporation would have suffered had every counterparty been in default on those dates. These amounts are reduced by the unrealized and unrecognized gains on derivatives used in asset and liability management activities to arrive at the balance sheet exposure.

  Since a derivative's replacement cost, measured by its fair value, is subject to change over the contract's life, the Corporation's evaluation of credit risk incorporates potential increases to the contract's fair value. Potential exposure is calculated with a statistical model that estimates changes over time in interest rates, exchange rates and other relevant factors using a 95% confidence level. This potential credit exposure is calculated on a portfolio basis, incorporating master netting agreements as well as any natural offsets that exist between contracts within the customer's portfolio. In total, the potential credit exposure was approximately $6.9 billion higher than the current credit exposure at December 31, 1997, and $6.3 billion higher at December 31, 1996.

                             Year 2000 Compliance

  The Corporation has established an overall plan to address systems-related Year 2000 issues. The plan calls for either modification to, or replacement of, approximately 700 existing business system applications. Management's best estimate of the cost of this Year 2000 compliance program related to system modifications is approximately $100 million, of which approximately $45 million was incurred by December 31, 1997. Such costs are charged to expense as incurred. The Corporation currently anticipates that substantially all of the remaining work under this program, including the testing of critical systems, will be completed by the end of 1998.

  A contingency plan has been established for critical business system applications to mitigate potential delays or other problems associated with either new system replacements or established vendor delivery dates.

  The Corporation, however, continues to bear some risk related to the Year 2000 issue and also could be adversely affected if other entities (e.g., vendors or customers) not affiliated with the Corporation do not appropriately address their own Year 2000 compliance issues.

                              Capital Management

SELECTED CAPITAL RATIOS

                                                                       CORPORATE
                                         1997  1996  1995  1994  1993  GUIDELINE
DECEMBER 31                              ----  ----  ----  ----  ----  ---------
Common equity/total assets..............  6.8%  8.2%  6.5%  6.4%  7.2%      N/A
Tangible common equity ratio............  6.5   7.8   6.1   6.0   6.7       N/A
Stockholders' equity/total assets.......  7.0   8.6   6.9   6.9   8.1       N/A
Risk-based capital ratios (1)(2)
  Tier 1................................  7.9   9.2   7.8   8.6   9.0       7-8%
  Total................................. 11.7  13.3  11.8  13.0  13.6     11-12%
Leverage ratio (1)(2)...................  7.8   9.3   6.9   7.3   7.8   5.5-7.0%
Double leverage ratio (1)...............  117   105   115   113   108       120%*
Dividend payout ratio...................   33    34    40    34    28     30-40%

--------
(1) Includes trust preferred capital securities.
(2) 1997 ratios include activities of FCCM. For prior periods, ratios were calculated net of the investment in FCCM.
N/A--Not applicable.
* Less than or equal to.

  Capital represents the stockholders' investment on which the Corporation strives to generate attractive returns. It is the foundation of a cohesive risk management framework and links return with risk. Capital supports business growth and provides protection to depositors and creditors.

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

ECONOMIC CAPITAL

  In the normal course of business, the Corporation assumes several types of risk: credit, liquidity, structural interest rate, market and business. An economic capital framework has been constructed to determine the total capital the Corporation needs to support these risks and to allocate this capital to business segments, products and customers based on the amount and type of risk inherent in the activity. Return on economic capital is a key decision-making tool used for managing risk-taking activities, and for ensuring that capital is efficiently and profitably employed. The Corporation's economic capital framework was revised in the first quarter of 1997, as referenced in the "Business Segments" section beginning on page 14. Enhancements to the framework were made to provide a more current and complete assessment of the risks inherent in the Corporation's business activities.

  Capital is allocated for two types of risk: portfolio and business. Portfolio risk capital is designed to cover the potential loss of value arising from credit, market and investment risks. The amount of such capital is calculated to absorb unexpected losses to a desired level of statistical confidence. The potential for loss is based on the analysis of historical loss experience and market expectations. Business risk capital is designed to incorporate hard-to-quantify risks such as event and technology risks, and operating leverage. It is determined by first examining the capital structures of publicly traded companies engaged in activities comparable to the Corporation, where possible. Secondly, the volatility of a business' operating margin (excluding credit losses and market-related activities) is also used in the assessment of business risk capital.

  The Corporation has established a Tier 1 capital target necessary to provide management flexibility while maintaining an adequate capital base for its overall risk profile, as measured by the economic capital framework. The long-term target for the Tier 1 capital ratio is 7% to 8%. This ratio is currently managed to 8%, which is used for line-of-business capital allocations.

  Excess capital, defined as common equity above that required for the 8% Tier 1 capital ratio target, is available for core business investment and acquisitions. If attractive long-term opportunities are not available over time in core businesses, management intends to return any excess capital to stockholders, typically by way of stock repurchase programs and/or dividend increases. During 1997, this excess amount averaged $70 million, compared with $171 million in 1996. The repurchase of common shares in 1997 was used to keep excess capital to a minimum.

REGULATORY CAPITAL

  The Corporation aims to maintain regulatory capital ratios, including those of the Principal Banks, in excess of the well-capitalized guidelines. To ensure that this goal is met, target ranges of 7% to 8% have been established for Tier 1 capital and 11% to 12% for total risk-based capital. Both targets exceed the respective well-capitalized guidelines of 6% and 10%. The Tier 1 and total capital ratios for the past three years have exceeded or been at the upper end of the target ranges.

  In January 1997, a wholly owned consolidated trust subsidiary of the Corporation issued in the aggregate $250 million of preferred securities, bringing the total issued on behalf of the Corporation to $1 billion. These "Trust Preferred Capital Securities" are tax-advantaged issues that qualify for Tier 1 capital treatment.

                    TIER 1 AND TOTAL CAPITAL RATIOS--PERIOD END

     Bar Graph

                                 1995     1996     1997
     Tier 1                      7.8%     9.2%     7.9%
     Total                      11.8%    13.3%    11.7%
     Regulatory Guidelines
      Tier 1                       6%       6%       6%
      Total                       10%      10%      10%

  The components of the Corporation's regulatory risk-based capital and risk-weighted assets are shown below:

                                                         1997     1996    1995
DECEMBER 31 (IN MILLIONS)                              -------- -------- -------
Regulatory Risk-Based Capital
Tier 1 capital........................................ $  8,541 $  9,186 $ 7,750
Tier 2 capital........................................    4,118    4,146   4,017
                                                       -------- -------- -------
    Total capital..................................... $ 12,659 $ 13,332 $11,767
                                                       ======== ======== =======
Regulatory Risk-Weighted Assets
Balance sheet risk-weighted assets.................... $ 76,700 $ 71,177 $71,040
Off-balance-sheet risk-weighted assets................   31,883   29,078  28,403
                                                       -------- -------- -------
Total risk-weighted assets............................ $108,583 $100,255 $99,443
                                                       ======== ======== =======

  In arriving at Tier 1 and total capital, such amounts are reduced by goodwill and other nonqualifying intangible assets as shown below.

INTANGIBLE ASSETS

                                                                  1997 1996 1995
DECEMBER 31 (IN MILLIONS)                                         ---- ---- ----
Goodwill......................................................... $365 $397 $446
Other nonqualifying intangibles..................................    3    3   12
                                                                  ---- ---- ----
    Subtotal.....................................................  368  400  458
Qualifying intangibles...........................................   64   69   94
                                                                  ---- ---- ----
    Total intangibles............................................ $432 $469 $552
                                                                  ==== ==== ====

  The Principal Banks have exceeded the well-capitalized guidelines for the past three years, as shown in the following tables. By maintaining regulatory well-capitalized status, these banks benefit from lower FDIC deposit premiums.

                                                      NBD                   NBD
                                              FNBC  MICHIGAN FCCNB  ANB   INDIANA
                                              ----  -------- -----  ----  -------
DECEMBER 31, 1997
  Risk-Based Capital Ratios
    Tier 1 capital...........................  7.7%    9.0%  11.6%   8.5%   8.4%
    Total capital............................ 11.0    13.5   14.3   11.7   11.3
  Leverage ratio.............................  7.6     8.9   12.6    9.3    7.8
DECEMBER 31, 1996
  Risk-Based Capital Ratios
    Tier 1 capital...........................  7.8%    9.3%  10.6%   8.7%   9.7%
    Total capital............................ 11.2    13.5   13.5   11.5   11.0
  Leverage ratio.............................  7.6     9.6   10.6    9.4    8.9
DECEMBER 31, 1995
  Risk-Based Capital Ratios
    Tier 1 capital...........................  7.6%    7.6%  10.0%   9.2%  10.3%
    Total capital............................ 11.3    10.9   12.1   11.5   11.5
  Leverage ratio.............................  5.9     7.4   11.7    9.2    7.9

  Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under the new market risk requirements, capital will be allocated to support the amount of market risk related to the Corporation's ongoing trading activities. The market risk rules apply only to institutions with significant trading activities. Currently, the Corporation and FNBC will be subject to the new rules. Had the rules been in effect at December 31, 1997, the Corporation's Tier 1 and Total risk-based capital ratios would have been 7.8% and 11.6%, respectively, and FNBC's Tier 1 and Total risk-based capital ratios would have been 7.6% and 10.8%, respectively.

DIVIDENDS

  The Corporation's common dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain an adequate capital level and alternative investment opportunities. The Corporation is currently targeting a common dividend payout ratio in the range of 30% to 40% of operating earnings over time. In November 1997, the Corporation increased its quarterly common dividend to $0.44 per share. This represented a 10% increase over the previous $0.40 per share dividend rate.

                   COMMON STOCK DIVIDENDS DECLARED (PER SHARE)

Bar Graph
                 1995       1996        1997
                $1.35      $1.48       $1.64

STOCK REPURCHASE PROGRAM AND OTHER CAPITAL ACTIVITIES

  The repurchase of shares is an integral part of capital management used to enhance shareholder value. The Corporation's stock repurchase program, announced in October 1996, authorized the repurchase of up to 40 million shares of common stock. Under this authorization, the Corporation repurchased
7.3 million shares of common stock at an average price of $53.93 per share in 1996 and an additional 32.1 million shares at an average price of $64.61 per share during 1997. At December 31, 1997, 0.6 million shares remained available for repurchase under this program.

  In November 1997, the Board of Directors authorized the purchase of up to an additional 12 million shares of the Corporation's common stock upon completion of the October 1996 40-million-share stock repurchase program.

  In October 1997, the Board of Directors authorized the redemption on November 17, 1997, of all shares outstanding of its 8.45% Cumulative Preferred Stock, Series E, and the corresponding redemption of the related depositary shares, each representing a one-twenty-fifth interest in a share of the Series E Preferred Stock. The redemption price was $25.27 per depositary share, which included accrued and unpaid dividends of $0.27 per depositary share.

  In February 1997, the Corporation authorized the redemption on April 1, 1997, of all shares outstanding of its 5 3/4% Cumulative Convertible Preferred Stock, Series B, and the corresponding redemption of the related depositary shares, each representing a one-hundredth interest in a share of the Convertible Preferred Stock. The redemption price was approximately $52.44 per depositary share, which included accrued and unpaid dividends of approximately $0.72 per depositary share. Essentially all of the Series B Preferred Stock was converted to shares of the Corporation's common stock prior to the redemption date.

DOUBLE LEVERAGE

  Double leverage is the extent to which the Corporation's debt is used to finance investments in subsidiaries. Presently, the Corporation intends to limit its double leverage ratio to no more than 120% at any time. On December 31, 1997, double leverage was 117%, compared with 105% at year-end 1996. Trust Preferred Capital Securities of $996 million at year-end 1997 and $748 million at year-end 1996 are included in capital for purposes of this calculation.

                           CONSOLIDATED BALANCE SHEET

                 FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

                                                              1997      1996
DECEMBER 31 (DOLLARS IN MILLIONS)                           --------  --------
ASSETS
Cash and due from banks.................................... $  7,223  $  7,823
Interest-bearing due from banks............................    6,904     5,474
Federal funds sold and securities under resale agreements..    8,501     4,197
Trading assets.............................................    4,198     4,812
Derivative product assets..................................    4,547     4,974
Investment securities......................................    9,330     7,178
Loans (net of unearned income--$961 in 1997 and $764 in
 1996).....................................................   68,724    66,414
  Less allowance for credit losses.........................   (1,408)   (1,407)
                                                            --------  --------
  Loans, net...............................................   67,316    65,007
Premises and equipment.....................................    1,439     1,415
Customers' acceptance liability............................      708       577
Other assets...............................................    3,930     3,162
                                                            --------  --------
    Total assets........................................... $114,096  $104,619
                                                            ========  ========
LIABILITIES
Deposits
  Demand................................................... $ 16,069  $ 15,702
  Savings..................................................   21,437    21,722
  Time.....................................................   15,178    14,994
  Foreign offices..........................................   15,805    11,251
                                                            --------  --------
    Total deposits.........................................   68,489    63,669
Federal funds purchased and securities under repurchase
 agreements................................................    9,271     7,859
Other short-term borrowings................................    9,710     7,572
Long-term debt.............................................    9,092     7,706
Guaranteed preferred beneficial interest in the
 Corporation's junior subordinated debt....................      996       748
Acceptances outstanding....................................      708       577
Derivative product liabilities.............................    4,616     4,753
Other liabilities..........................................    3,254     2,728
                                                            --------  --------
    Total liabilities......................................  106,136    95,612
STOCKHOLDERS' EQUITY
Preferred stock--without par value, authorized 10,000,000
 shares
Shares Outstanding                     1997        1996
                                    ----------- -----------
  Series B ($100 stated value).....   1,191,000   1,191,000      119       119
  Series C ($100 stated value).....     713,800     713,800       71        71
  Series E ($625 stated value).....          --     160,000       --       100
  Convertible Series B ($5,000
   stated value)...................          --      30,786       --       154
Common stock--$1 par value.........                              320       320
  Number of shares authorized...... 750,000,000 750,000,000
  Number of shares issued.......... 319,509,114 319,509,189
  Number of shares outstanding..... 289,137,449 313,473,520
Surplus....................................................    1,966     2,149
Retained earnings..........................................    7,446     6,433
Fair value adjustment on investment securities available-
 for-sale..................................................       49        38
Deferred compensation......................................      (79)      (58)
Accumulated translation adjustment.........................        6         7
Treasury stock at cost, 30,371,665 shares in 1997 and
 6,035,669 shares in 1996..................................   (1,938)     (326)
                                                            --------  --------
  Stockholders' equity.....................................    7,960     9,007
                                                            --------  --------
    Total liabilities and stockholders' equity............. $114,096  $104,619
                                                            ========  ========

       The accompanying notes are an integral part of this balance sheet.

                         CONSOLIDATED INCOME STATEMENT

                 FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

                                                             1997   1996   1995
FOR THE YEAR (IN MILLIONS, EXCEPT PER-SHARE DATA)           ------ ------ ------
INTEREST INCOME
Loans, including fees...................................... $5,849 $5,745 $5,260
Bank balances..............................................    451    463    620
Federal funds sold and securities under resale agreements..    304    510    922
Trading assets.............................................    277    394    467
Investment securities--taxable.............................    369    364    694
Investment securities--tax-exempt..........................     97     93    127
                                                            ------ ------ ------
    Total..................................................  7,347  7,569  8,090

INTEREST EXPENSE
Deposits...................................................  2,178  2,175  2,581
Federal funds purchased and securities under repurchase
 agreements................................................    498    671  1,192
Other short-term borrowings................................    480    552    538
Long-term debt.............................................    619    551    571
                                                            ------ ------ ------
    Total..................................................  3,775  3,949  4,882
                                                            ------ ------ ------
NET INTEREST INCOME........................................  3,572  3,620  3,208
Provision for credit losses................................    725    735    510
                                                            ------ ------ ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES......  2,847  2,885  2,698
NONINTEREST INCOME
Combined trading profits...................................     81     58    210
Equity securities gains....................................    182    255    253
Investment securities gains (losses).......................     43     27    (16)
                                                            ------ ------ ------
  Market-driven revenue....................................    306    340    447
Credit card fee revenue....................................    904    914    901
Fiduciary and investment management fees...................    407    400    404
Service charges and commissions............................    936    803    735
                                                            ------ ------ ------
  Fee-based revenue........................................  2,247  2,117  2,040
Other income...............................................    198     91    104
                                                            ------ ------ ------
    Total..................................................  2,751  2,548  2,591
NONINTEREST EXPENSE
Salaries and employee benefits.............................  1,748  1,707  1,692
Occupancy expense of premises, net.........................    252    259    252
Equipment rentals, depreciation and maintenance............    210    227    225
Amortization of intangible assets..........................     60     79     88
Other......................................................  1,062    981  1,011
                                                            ------ ------ ------
  Operating Expense........................................  3,332  3,253  3,268
Merger-related charges.....................................     --     --    267
FDIC special assessment....................................     --     18     --
                                                            ------ ------ ------
    Total..................................................  3,332  3,271  3,535
                                                            ------ ------ ------
INCOME BEFORE INCOME TAXES.................................  2,266  2,162  1,754
Applicable income taxes....................................    741    726    604
                                                            ------ ------ ------
NET INCOME................................................. $1,525 $1,436 $1,150
                                                            ====== ====== ======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY..... $1,504 $1,405 $1,113
                                                            ====== ====== ======
EARNINGS PER SHARE
  BASIC.................................................... $ 4.99 $ 4.44 $ 3.48
  DILUTED.................................................. $ 4.90 $ 4.33 $ 3.41

         The accompanying notes are an integral part of this statement.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

                                                          1997     1996    1995
FOR THE YEAR (IN MILLIONS)                               -------  ------  ------
PREFERRED STOCK
  Balance, beginning of period.......................... $   444  $  489  $  611
  Conversion of preferred stock.........................    (154)    (45)     (1)
  Redemption of preferred stock.........................    (100)     --    (121)
                                                         -------  ------  ------
  Balance, end of period................................     190     444     489
                                                         -------  ------  ------
COMMON STOCK
  Balance, beginning of period..........................     320     319     329
  Issuance of stock.....................................      --       1       1
  Cancellation of shares held in treasury...............      --      --     (11)
                                                         -------  ------  ------
  Balance, end of period................................     320     320     319
                                                         -------  ------  ------
SURPLUS
  Balance, beginning of period..........................   2,149   2,185   2,555
  Issuance of common stock..............................      --       4      14
  Issuance of treasury stock............................    (100)    (84)    (21)
  Conversion of preferred stock.........................    (138)    (18)     --
  Acquisition of subsidiaries...........................      --      17      (3)
  Cancellation of shares held in treasury...............      --      --    (369)
  Other.................................................      55      45       9
                                                         -------  ------  ------
  Balance, end of period................................   1,966   2,149   2,185
                                                         -------  ------  ------
RETAINED EARNINGS
  Balance, beginning of period..........................   6,433   5,497   4,808
  Net income............................................   1,525   1,436   1,150
  Cash dividends declared on common stock...............    (491)   (469)   (424)
  Cash dividends declared on preferred stock............     (21)    (31)    (37)
                                                         -------  ------  ------
  Balance, end of period................................   7,446   6,433   5,497
                                                         -------  ------  ------
FAIR VALUE ADJUSTMENT ON INVESTMENT SECURITIES
 AVAILABLE-FOR-SALE
  Balance, beginning of period..........................      38     112    (158)
  Unrealized gain on securities transferred from held-
   to-maturity to available-for-sale on November 17,
   1995 (net of taxes of $55)...........................      --      --     101
  Change in fair value (net of taxes of $6 in 1997,
   $(41) in 1996, and $99 in 1995)......................      11     (74)    169
                                                         -------  ------  ------
  Balance, end of period................................      49      38     112
                                                         -------  ------  ------
DEFERRED COMPENSATION
  Balance, beginning of period..........................     (58)    (39)    (33)
  Awards granted........................................     (42)    (32)    (18)
  Amortization of deferred compensation.................      50      26      21
  Other.................................................     (29)    (13)     (9)
                                                         -------  ------  ------
  Balance, end of period................................     (79)    (58)    (39)
                                                         -------  ------  ------
ACCUMULATED TRANSLATION ADJUSTMENT
  Balance, beginning of period..........................       7       8       7
  Translation gain (loss), net of taxes.................      (1)     (1)      1
                                                         -------  ------  ------
  Balance, end of period................................       6       7       8
                                                         -------  ------  ------
TREASURY STOCK
  Balance, beginning of period..........................    (326)   (121)   (310)
  Purchase of common stock..............................  (2,045)   (412)   (513)
  Acquisition of subsidiaries...........................      --      --     262
  Cancellation of shares held in treasury...............      --      --     380
  Conversion of preferred stock.........................     292      62       1
  Issuance of stock.....................................     141     145      59
                                                         -------  ------  ------
  Balance, end of period................................  (1,938)   (326)   (121)
                                                         -------  ------  ------
    Total Stockholders' Equity, end of period........... $ 7,960  $9,007  $8,450
                                                         =======  ======  ======

         The accompanying notes are an integral part of this statement.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

                                                      1997      1996      1995
FOR THE YEAR (IN MILLIONS)                          --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................  $  1,525  $  1,436  $  1,150
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization....................       234       255       274
 Provision for credit losses......................       725       735       510
 Equity securities gains..........................      (182)     (255)     (253)
 Net (increase) decrease in net derivative
  product balances................................       290      (231)      296
 Net (increase) decrease in trading assets........       538     3,331    (2,766)
 Net (increase) decrease in loans held for sale...       273        11      (243)
 Net (increase) decrease in accrued income
  receivable......................................        (4)      133      (131)
 Net increase (decrease) in accrued expenses
  payable.........................................       277       (17)     (178)
 Net (increase) decrease in other assets..........      (705)      (91)      174
 Merger-related charges...........................        --        --       267
 Other noncash adjustments........................      (243)        5      (106)
                                                    --------  --------  --------
   Total adjustments..............................     1,203     3,876    (2,156)
Net cash provided by (used in) operating
 activities.......................................     2,728     5,312    (1,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in federal funds sold and
 securities under resale agreements...............    (4,304)    7,501     2,003
Purchase of investment securities--available-for-
 sale.............................................   (13,518)   (4,626)   (4,340)
Purchase of debt investment securities--held-to-
 maturity.........................................        --        --      (119)
Purchase of equity securities--fair value.........      (142)     (138)     (385)
Proceeds from maturities of debt securities--
 available-for-sale...............................     1,272     2,248     3,652
Proceeds from maturities of debt securities--held-
 to-maturity......................................        --        --     1,042
Proceeds from sales of investment securities--
 available-for-sale...............................    10,168     4,340     5,564
Proceeds from sales of equity securities--fair
 value............................................       308       425     1,051
Credit card receivables securitized...............     1,143     2,286     2,286
Net (increase) in loans...........................    (4,554)   (5,291)  (10,815)
Loan recoveries...................................       192       145       142
Net proceeds from sales of assets held for
 accelerated disposition..........................         3        26        59
Purchases of premises and equipment...............      (270)     (286)     (382)
Proceeds from sales of premises and equipment.....        67        79        74
Net cash and cash equivalents due to mergers,
 acquisitions and dispositions....................       (90)     (245)      116
                                                    --------  --------  --------
Net cash provided by (used in) investing
 activities.......................................    (9,725)    6,464       (52)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits...............     5,005    (4,936)    2,616
Net increase (decrease) in federal funds purchased
 and securities under repurchase agreements.......     1,409    (7,852)   (1,208)
Net increase (decrease) in other short-term
 borrowings.......................................     2,138    (2,230)    1,574
Proceeds from issuance of long-term debt..........    17,575     2,519     2,163
Redemption and repayment of long-term debt........   (15,853)   (2,230)   (1,262)
Net increase (decrease) in other liabilities......       335      (384)      103
Dividends paid....................................      (516)     (488)     (447)
Proceeds from issuance of common and treasury
 stock............................................        --        59        23
Purchase of treasury stock........................    (2,074)     (412)     (513)
Payment for redemption of preferred stock.........      (100)       --      (121)
                                                    --------  --------  --------
Net cash provided by (used in) financing
 activities.......................................     7,919   (15,954)    2,928

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS......................................       (92)      (63)      119

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS......................................       830    (4,241)    1,989

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....    13,297    17,538    15,549
                                                    --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR..........  $ 14,127  $ 13,297  $ 17,538
                                                    ========  ========  ========
OTHER CASH FLOW DISCLOSURES
 Interest paid....................................  $  3,791  $  4,055  $  4,666
 State and federal income taxes paid..............       576       663       808

--------
Loans transferred to other real estate were $7 million, $25 million and $18 million in 1997, 1996 and 1995, respectively.

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

(A) PRINCIPLES OF CONSOLIDATION

  The Corporation's consolidated financial statements include the accounts of the Corporation (the "Parent Company") and all subsidiaries that are more than 50% owned by the Corporation. All significant intercompany accounts and transactions have been eliminated.

(B) TRADING ACTIVITIES

  Trading assets and liabilities are carried at fair value. Realized and unrealized gains and losses related to trading activities are reflected in noninterest income as combined trading profits.

  Combined trading profits include interest rate, exchange rate, equity price, and commodity price trading results from both cash and derivative financial instruments. More information on the Corporation's trading revenue is shown in the "Trading Revenue" table on page 19.

(C) INVESTMENT SECURITIES

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

(D) LOANS

  Loans are generally reported at the principal amount outstanding, net of unearned income. Loans held for sale are valued at the lower of cost or fair value, with unrealized losses as well as realized gains or losses included in other noninterest income.

  Loan origination and commitment fees generally are deferred and amortized as interest income over the life of the related loan. Other credit-related fees, such as syndication management fees, commercial letters of credit fees, and fees on unused, available lines of credit, are recorded as service charges and commissions in noninterest income when earned.

  Loans, including lease financing receivables, are considered nonperforming when placed on nonaccrual status, or when renegotiated at terms that represent an economic concession to the borrower. Nonperforming loans are generally identified as impaired loans.

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

  A charge-off on a commercial loan is recorded in the reporting period in which either an event occurs that confirms the existence of a loss or it is determined that a loan or a portion of a loan is uncollectible.

  Consumer loans are generally not placed on nonaccrual status but are typically charged off after reaching certain delinquency periods that range from approximately 120 to 180 days past due, or earlier in the event of notification of bankruptcy. The timing and amount of the charge-off will depend on the type of consumer loan and any related collateral. Accrued but uncollected interest on a consumer loan typically is reversed against interest income when the loan is charged off.

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

(E) CREDIT CARD SECURITIZATIONS

  The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on January 1, 1997. This new Statement establishes criteria based on legal control to determine whether a transfer of a financial asset is a sale or a secured borrowing. A sale is recognized when the Corporation relinquishes control over a financial asset and is compensated for such asset. The difference between the net proceeds received and the carrying amount of the financial asset(s) being sold or securitized is recognized as a gain or loss on sale.

  The Corporation actively packages and sells credit card receivables as securities to investors. Based on the immaterial level of net interest cash flows related to such transactions, as well as the short average life of receivables sold, the Corporation does not record a gain or loss at the time of the securitization but recognizes excess interest on an accrual basis. Net interest cash flows include finance charges and late payment fees, net of charge-offs and the interest paid to certificateholders. Cash flows attributable to cardholder relationships (e.g., annual fees) or enhancement fee revenues (e.g., return payment fees) are recognized when earned as credit card fee revenue. Transaction costs are generally deferred and amortized as a reduction to credit card fee revenue over the terms of the related securitizations.

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

(J) DERIVATIVE FINANCIAL INSTRUMENTS

  For a discussion of the Corporation's accounting policies for derivative financial instruments, see the "Derivative Financial Instruments" section, beginning on page 34.

(K) FOREIGN CURRENCY TRANSLATION

  If a foreign installation's functional currency is the U.S. dollar, then its local currency financial statements are remeasured to U.S. dollars. Remeasurement effects and the results of related hedging transactions are included in other noninterest income.

  If a foreign installation's functional currency is its local currency, then its local currency financial statements are translated into U.S. dollars. Translation adjustments, related hedging results and applicable income taxes are included in accumulated translation adjustment within stockholders' equity.

(L) MORTGAGE SERVICING RIGHTS

  The Corporation capitalizes originated mortgage servicing rights in accordance with SFAS No. 125. Such rights are carried at the lower of cost or market value on the consolidated balance sheet. The mortgage servicing rights portfolio is stratified by both product type and interest rate band for purposes of evaluating carrying value. The initial capitalization of originated mortgage servicing rights, in 1996, did not have a material effect on the Corporation's financial results.

(M) STOCK-BASED COMPENSATION

  In 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation." Under the provisions of this Statement, the Corporation elected to retain its current method of measuring and recognizing costs related to employee stock compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and to disclose the pro forma effect of applying the fair value method contained in SFAS No.
123. Accordingly, no compensation costs are charged against income for stock options awarded under the Corporation's Stock Performance Plan or stock purchase rights offered under its Employee Stock Purchase and Savings Plan. In addition, the unamortized cost of performance and restricted shares awarded continues to be included in deferred compensation, a separate component of stockholders' equity. Information on the Corporation's stock-based compensation plans is included in Note 13(d), beginning on page 58.

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

  In 1997 and 1996, $154 million and $45 million, respectively, of the Corporation's 5 3/4% Cumulative Convertible Preferred Stock, Series B, were converted into common stock. See Note 12, on page 56, for more details.

  In 1995, a noncash transfer of $7.2 billion attributable to reclassifying debt investment securities from held-to-maturity to available-for-sale was made. The decision to reclassify was made in conjunction with the Financial Accounting Standards Board's ("FASB") issuance of an implementation guide.

(O) RECENTLY ISSUED ACCOUNTING STANDARDS

  Certain provisions of SFAS No. 125 became effective and were adopted on January 1, 1998. The Corporation does not expect that this adoption will have a material effect on its financial position or results of operations.

  In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which became effective January 1, 1998. The Statement distinguishes comprehensive income between net income and other comprehensive income, which includes items such as "fair value adjustment on investment securities available for sale" and "accumulated translation adjustment." The Statement requires that all components of comprehensive income and a total amount for comprehensive income be displayed in either the income statement, a separate statement of comprehensive income, or the statement of stockholders' equity. Since this Statement solely relates to disclosure requirements, it will have no effect on the Corporation's financial results.

  In 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which becomes effective for the Corporation's 1998 Annual Report. The Statement establishes the "management approach" for identifying and reporting operating segments for interim and annual reporting purposes. The management approach identifies operating segments based on the information management uses to evaluate performance and allocate resources to its operating segments. The Statement also requires certain disclosures pertaining to products and services, geographic areas, and major customers. The Statement is not expected to have a significant impact on the Corporation's current business segment disclosures.

NOTE 2--EARNINGS PER SHARE

  In 1997, the Corporation adopted SFAS No. 128, "Earnings Per Share." As required, all prior periods presented were restated. The Statement replaces primary earnings per share ("EPS") with earnings per common share ("Basic EPS"). Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period.

  The Statement also requires presentation of EPS assuming dilution. The diluted EPS calculation includes net shares that may be issued under the Employee Stock Purchase and Savings Plan, outstanding stock options, and common shares that would result from the conversion of convertible preferred stock. In the diluted calculation, income available to common stockholders is not reduced by preferred stock dividend requirements related to convertible preferred stock, since such dividends would not be paid if the preferred stock were converted to common stock.

                                                      1997     1996     1995
(IN MILLIONS)                                        -------  -------  -------
Basic
  Net income........................................ $ 1,525  $ 1,436  $ 1,150
  Preferred stock dividends.........................     (21)     (31)     (37)
                                                     -------  -------  -------
  Net income attributable to common stockholders'
   equity........................................... $ 1,504  $ 1,405  $ 1,113
                                                     =======  =======  =======
Diluted
  Net income........................................ $ 1,525  $ 1,436  $ 1,150
  Preferred stock dividends, excluding convertible
   Series B, where applicable.......................     (19)     (20)     (26)
                                                     -------  -------  -------
  Diluted income available to common stockholders... $ 1,506  $ 1,416  $ 1,124
                                                     =======  =======  =======
                                                      1997     1996     1995
(IN THOUSANDS)                                       -------  -------  -------
Average shares outstanding.......................... 301,421  316,765  320,049
Dilutive shares:
  Employee Stock Purchase and Savings Plan..........   1,003      467      205
  Stock options.....................................   3,503    3,011    2,603
  Convertible preferred stock.......................   1,050    6,488    6,741
                                                     -------  -------  -------
Average shares outstanding assuming full dilution... 306,977  326,731  329,598
                                                     =======  =======  =======
Earnings Per Share
  Basic............................................. $  4.99  $  4.44  $  3.48
                                                     =======  =======  =======
  Diluted........................................... $  4.90  $  4.33  $  3.41
                                                     =======  =======  =======

NOTE 3--MERGER-RELATED CHARGES

  In 1995, merger-related charges were $267 million and included direct merger and restructuring-related charges totaling $225 million, as well as the effect of conforming a number of accounting practices between FCC and NBD, which totaled $42 million. The effect of conforming these practices was not material to the Corporation's financial statements.

  At December 31, 1997, the merger-related reserve was $7 million, which is primarily associated with personnel-related costs. This remaining reserve has been identified with specific personnel actions and will be paid over the remaining severance period.

  The following table provides details on the merger-related reserve as of December 31, 1996 and 1995.

                                                                      1996 1995
DECEMBER 31 (IN MILLIONS)                                             ---- ----
Personnel............................................................ $ 42 $ 92
Facilities and equipment.............................................   71   94
Other................................................................    5   14
                                                                      ---- ----
                                                                      $118 $200
                                                                      ==== ====

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

NOTE 5--BUSINESS SEGMENTS

  The Corporation is engaged primarily in the banking business, which is divided into three business segments and one segment that captures all other activities. For information regarding the Corporation's business segments, as defined by management, see the "Business Segments--Overview" section on page 14 and the tables on pages 15 to 17.

  The table below covers the approximate consolidated financial data attributable to domestic and foreign operations for the three years ended December 31, 1997.

                                                   INCOME BEFORE  NET    TOTAL
                         REVENUES (1) EXPENSES (2) INCOME TAXES  INCOME  ASSETS
(IN MILLIONS)            ------------ ------------ ------------- ------ --------
1997
  DOMESTIC OPERATIONS...   $ 9,040       $6,823       $2,217     $1,489 $ 99,227
  FOREIGN OPERATIONS
   (3)..................     1,058        1,009           49         36   14,869
                           -------       ------       ------     ------ --------
  CONSOLIDATED..........   $10,098       $7,832       $2,266     $1,525 $114,096
                           =======       ======       ======     ====== ========
1996
  Domestic operations...   $ 9,020       $6,919       $2,101     $1,391 $ 90,070
  Foreign operations
   (3)..................     1,097        1,036           61         45   14,549
                           -------       ------       ------     ------ --------
  Consolidated..........   $10,117       $7,955       $2,162     $1,436 $104,619
                           =======       ======       ======     ====== ========
1995
  Domestic operations...   $ 9,277       $7,590       $1,687     $1,099 $100,601
  Foreign operations
   (3)..................     1,404        1,337           67         51   21,401
                           -------       ------       ------     ------ --------
  Consolidated..........   $10,681       $8,927       $1,754     $1,150 $122,002
                           =======       ======       ======     ====== ========

--------
(1) Includes interest income and noninterest income.
(2) Includes interest expense, provision for credit losses and noninterest expense.
(3) No foreign region accounted for more than 10% of consolidated net income.

  Internally developed allocation procedures are used to segregate assets, related revenues, and expenses shown in the preceding table into domestic and foreign components. Such allocations typically are subjective, given that many of the resources employed by the Corporation and global markets are common to both domestic and foreign activities. The principal internal allocation procedures include allocating corporate overhead based on individual activities, expenses based on the geographic area benefited, assets and revenues based on the domicile of the customer, and capital (excluding that invested in foreign subsidiaries) to domestic operations.

NOTE 6--INVESTMENT SECURITIES

  The following is a summary of the Corporation's available-for-sale investment securities portfolio. Aside from those investments accounted for at fair value in accordance with specialized industry practice, the remaining investments in the portfolio are classified as available-for-sale.

                                         GROSS UNREALIZED GROSS UNREALIZED  FAIR VALUE
DECEMBER 31, 1997 (IN     AMORTIZED COST      GAINS            LOSSES      (BOOK VALUE)
MILLIONS)                 -------------- ---------------- ---------------- ------------
U.S. Treasury...........      $3,014           $ 23             $--           $3,037
U.S. government agencies
  Mortgage-backed
   securities...........       1,719             17              --            1,736
  Collateralized
   mortgage obligations.         186             --              --              186
  Other.................         866             12              --              878
States and political
 subdivisions...........         733             34              --              767
Other debt securities...       1,542             --               4            1,538
Equity securities
 (1)(2).................       1,076            156              44            1,188
                              ------           ----             ---           ------
    Total...............      $9,136           $242             $48           $9,330
                              ======           ====             ===           ======
DECEMBER 31, 1996 (IN
MILLIONS)
U.S. Treasury...........      $2,878           $ 18             $ 6           $2,890
U.S. government agencies
  Mortgage-backed
   securities...........       1,603             23              18            1,608
  Collateralized
   mortgage obligations.          40             --               1               39
  Other.................          60              1              --               61
States and political
 subdivisions...........       1,150             59               1            1,208
Other debt securities...         256              3              --              259
Equity securities
 (1)(2).................       1,004            180              71            1,113
                              ------           ----             ---           ------
    Total...............      $6,991           $284             $97           $7,178
                              ======           ====             ===           ======

--------
(1) The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.
(2) Includes investments accounted for at fair value, in keeping with specialized industry practice.

  The following is a summary of the proceeds from the sale of available-for-sale investment securities and the related gross realized gains and losses.

                                                   GROSS REALIZED GROSS REALIZED
                                          PROCEEDS     GAINS          LOSSES
(IN MILLIONS)                             -------- -------------- --------------
1997..................................... $10,168       $62            $18
1996.....................................   4,340        65             34
1995.....................................   5,564        45             62

  In 1995, the Corporation reclassified all held-to-maturity debt securities as available-for-sale and recorded a $156 million unrealized pretax gain in the fair value adjustment on investment securities available-for-sale in stockholders' equity. Previously, these debt investment securities were carried at amortized cost. The decision to reclassify was made in conjunction with the FASB issuance of an implementation guide.

  The maturity distribution of debt investment securities is shown below. The distribution of mortgage-backed securities and collateralized mortgage obligations is based on average expected maturities. Actual maturities may differ because issuers may have the right to call or prepay obligations.

                                                               AMORTIZED  FAIR
                                                                 COST    VALUE
DECEMBER 31, 1997 (IN MILLIONS)                                --------- ------
Due in one year or less.......................................  $1,820   $1,823
Due after one year through five years.........................   3,807    3,846
Due after five years through ten years........................   1,507    1,534
Due after ten years...........................................     926      939
                                                                ------   ------
                                                                $8,060   $8,142
                                                                ======   ======

NOTE 7--LOANS

  Following is a breakdown of loans included in the consolidated balance sheet as of December 31, 1997 and 1996.

                                                                  1997    1996
(IN MILLIONS)                                                    ------- -------
Commercial
  Domestic
    Commercial.................................................. $28,939 $27,718
    Real estate
      Construction..............................................   1,380   1,057
      Other.....................................................   5,324   5,103
    Lease financing.............................................   2,144   1,820
  Foreign.......................................................   4,515   3,656
                                                                 ------- -------
        Total commercial........................................  42,302  39,354
                                                                 ======= =======
Consumer
  Credit cards..................................................   9,693   9,601
  Secured by real estate........................................   8,911   9,406
  Automotive....................................................   4,040   4,423
  Other.........................................................   3,778   3,630
                                                                 ------- -------
        Total consumer..........................................  26,422  27,060
                                                                 ------- -------
        Total................................................... $68,724 $66,414
                                                                 ======= =======

  The amount of interest shortfall related to nonperforming loans at year-end 1997 was $17 million. The shortfall amount represents the difference between the $29 million of interest contractually due and the $12 million of interest actually received. For 1996, the interest shortfall related to nonperforming loans at year-end was $16 million. The contractual amount of interest due totaled $27 million, and $11 million of interest was actually received.

  Credit card receivables are available for sale through the Corporation's credit card securitization program. In addition, other loans available for sale at December 31, 1997 and 1996, totaled $818 million and $545 million, respectively.

  The Corporation has loans outstanding to certain of its directors and executive officers and to partnerships or companies in which a director or executive officer has at least a 10% beneficial interest. At December 31, 1997 and 1996, $639 million and $339 million, respectively, of such loans to related parties were outstanding.

An analysis of the activity during 1997 with respect to such loans includes additions of $722 million, and reductions of $422 million.

NOTE 8--ALLOWANCE FOR CREDIT LOSSES

  Changes in the allowance for credit losses for the three years ended December 31, 1997, were as follows.

                                                          1997    1996    1995
(IN MILLIONS)                                            ------  ------  ------
Balance, beginning of year.............................. $1,407  $1,338  $1,158
Additions (deductions)
  Charge-offs...........................................   (916)   (815)   (409)
  Recoveries............................................    192     145     145
                                                         ------  ------  ------
  Net charge-offs.......................................   (724)   (670)   (264)
  Provision for credit losses...........................    725     735     510
Other
  Acquisitions..........................................     --      --       9
  Transfers related to securitized receivables..........     --       4     (75)
                                                         ------  ------  ------
Balance, end of year.................................... $1,408  $1,407  $1,338
                                                         ======  ======  ======

  A loan is considered impaired when it is probable that all principal and interest amounts due will not be collected in accordance with its contractual terms. Certain loans, such as loans carried at the lower of cost or fair value or small-balance homogeneous loans (e.g., credit card and installment credit) are exempt from impairment determinations. Impairment is recognized to the extent that the recorded investment of an impaired loan or pool of loans exceeds the calculated present value of projected cash flows discounted at the contractual interest rate. Loans having a significant recorded investment are measured on an individual basis, while loans not having a significant recorded investment are grouped and measured on a pool basis. This reserve computation is considered in management's determination of the allowance for credit losses.

  At December 31, 1997, the recorded investment in impaired loans was $311 million, which required a related allowance for credit losses of $46 million. Substantially all of the $311 million in impaired loans had a related allowance for credit losses. At December 31, 1996, the recorded investment in impaired loans was $262 million, which required a related allowance for credit losses of $39 million.

  The average recorded investment in impaired loans was approximately $292 million for 1997 and $341 million in 1996. The Corporation recognized interest income associated with impaired loans of $24 million during 1997 and $17 million during 1996.

NOTE 9--PLEDGED AND RESTRICTED ASSETS

  At December 31, 1997, $21.7 billion of assets were pledged to secure government deposits, trust deposits, and borrowings, and for other purposes required by law. The Banks are required to maintain noninterest-bearing cash balances with the Federal Reserve System based on the types and amounts of deposits held. During 1997 and 1996, the average balances maintained to meet this requirement were $1.134 billion and $1.357 billion, respectively.

NOTE 10--LONG-TERM DEBT

  Long-term debt consists of borrowings having an original maturity of greater than one year. Original issue discount and deferred issuance costs are amortized over the terms of the related notes. Long-term debt at December 31, 1997 and 1996, was as follows.

                                                                    1997   1996
(IN MILLIONS)                                                      ------ ------
PARENT COMPANY
SUBORDINATED DEBT
  9% notes due 1999............................................... $  200 $  199
  9 7/8% notes due 2000...........................................     99     99
  9 1/5% notes due 2001...........................................      5      5
  9 1/4% notes due 2001...........................................    100    100
  10 1/4% notes due 2001..........................................    100    100
  11 1/4% notes due 2001..........................................     96     96
  8 7/8% notes due 2002...........................................    100    100
  8 1/10% notes due 2002..........................................    200    200
  8 1/4% notes due 2002...........................................    100    100
  7 5/8% notes due 2003...........................................    199    199
  6 7/8% notes due 2003...........................................    200    200
  Floating rate notes due 2003....................................    150    149
  7 1/4% debentures due 2004......................................    200    200
  Floating rate notes due 2005....................................     96     96
  6 1/8% notes due 2006...........................................    150    149
  7% notes due 2006...............................................    149    149
  7 1/8% notes due 2007...........................................    199    199
  6 3/8% notes due 2009...........................................    198    198
  7 1/2% preferred purchase units due 2023........................    150    150
  9 7/8% equity commitment notes due 1999.........................    200    200
SENIOR DEBT
  8 1/2% notes due 1998...........................................    100    100
  Other Parent Company debt.......................................  3,034  1,475
                                                                   ------ ------
    Total Parent Company..........................................  6,025  4,463
                                                                   ------ ------
SUBSIDIARIES
  Bank notes, various rates and maturities........................  2,311  2,465
  Subordinated 6 1/4% notes due 2003..............................    200    200
  Subordinated 8 1/4% notes due 2024..............................    250    250
  8 3/4% notes due 1997-1999......................................     --     10
  Capitalized lease obligations, various rates and maturities.....     14     13
  Other...........................................................    292    305
                                                                   ------ ------
    Total subsidiaries............................................  3,067  3,243
                                                                   ------ ------
    Total long-term debt.......................................... $9,092 $7,706
                                                                   ====== ======

(A) PARENT COMPANY LONG-TERM DEBT

SUBORDINATED NOTES

  These notes are subordinated to other indebtedness of the Corporation. The fixed-rate notes have interest rates that range from 6 1/8% to 11 1/4% and maturities that range from 1999 to 2023. The floating rate notes due in 2003 have an interest rate priced at the greater of 4 1/4% or the three-month LIBOR plus 1/8%. The interest rate on this issue on December 31, 1997, was 5 15/16%. The floating rate notes due 2005 may be redeemed, in whole or in part, on any interest payment date at par. Interest payment on the notes is at a rate of 1/4% above the average offered rate quoted in the London interbank market for three-month Eurodollar deposits, but in no event may the rate be less than 5 1/4%. On December 31, 1997, the interest rate was 6 1/4%.

  Each 7 1/2% preferred purchase unit consists of a 7.40% subordinated debenture due May 10, 2023, in a principal amount of $25 and a related purchase contract paying fees of 0.10% of the principal amount of the debenture per year. The contract requires the purchase on May 10, 2023 (or earlier at the Corporation's election), of one depository share representing a one-fourth interest in a share of 7 1/2% cumulative preferred stock of the Corporation at a purchase price of $25 per depository share.

SENIOR DEBT

  The 8 1/2% notes are unsecured obligations that are not subordinated to any other indebtedness of the Corporation and may not be redeemed prior to their stated maturity.

  Other Parent Company long-term debt of $3.034 billion includes various notes with a weighted average interest rate of 6.00% and remaining weighted average maturity of 41 months at December 31, 1997.

(B) SUBSIDIARIES' LONG-TERM DEBT

  The bank notes are unsecured and unsubordinated debt obligations of the Banks. At December 31, 1997, the weighted average rate of the bank notes was 6.21%, and remaining weighted average maturity was 14 months.

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

  Other long-term debt at December 31, 1997, included $291 million related to the sale and lease back of certain bank properties. The effective interest rate related to this transaction is 8.7%, with expected maturity in 2018.

(C) MATURITY OF LONG-TERM DEBT

  Of the Corporation's $9.092 billion total long-term debt, $1.919 billion, $1.028 billion, $1.195 billion, $841 million and $1.189 billion is scheduled to mature in 1998, 1999, 2000, 2001 and 2002, respectively.

NOTE 11--GUARANTEED PREFERRED BENEFICIAL INTEREST IN THE CORPORATION'S JUNIOR SUBORDINATED DEBT

  The $996 million of Guaranteed Preferred Beneficial Interest in the Corporation's Junior Subordinated Debt ("Trust Preferred Capital Securities") represents the net proceeds from the issuance of preferred capital securities by First Chicago NBD Institutional Capital A ("the Series A Trust"), First Chicago NBD Institutional Capital B (the "Series B Trust"), and First Chicago NBD Capital I (the "Series I Trust"). Each of the trusts is a statutory business trust organized for the sole purpose of issuing capital securities and investing the proceeds thereof in junior subordinated debentures of the Corporation ("Junior Subordinated Debt"). The preferred capital securities represent preferred individual beneficial interests in the respective trusts and are subject to mandatory redemption upon repayment of the Junior Subordinated Debt. The common securities of each trust are owned by the Corporation. The Corporation's obligations under the Junior Subordinated Debt and other relevant agreements, in aggregate, constitute a full and unconditional guarantee by the Corporation of each respective trust's obligations under the preferred securities issued by such trust.

  The Series A Trust issued $500 million in aggregate liquidation amount of 7.95% preferred capital securities on December 1, 1996. The sole asset of the Series A Trust is $515 million principal amount of 7.95% Junior Subordinated Debt that will mature on December 1, 2026, and is redeemable prior to maturity at the option of the Corporation on or after December 1, 2006.

  The Series B Trust issued $250 million in aggregate liquidation amount of 7.75% preferred capital securities on December 1, 1996. The sole asset of the Series B Trust is $258 million principal amount of 7.75% Junior Subordinated Debt that will mature on December 1, 2026, and is redeemable prior to maturity at the option of the Corporation on or after December 1, 2006.

  The Series I Trust issued $250 million in aggregate liquidation amount of floating rate preferred capital securities in January 1997. The sole asset of the Series I Trust is $258 million principal amount of floating rate Junior Subordinated Debt of the Corporation, bearing interest at an annual rate equal to three-month LIBOR plus 0.55% that will mature on February 1, 2027, and is redeemable at the option of the Corporation on or after February 1, 2007.

  The Trust Preferred Capital Securities are tax-advantaged issues and qualify as Tier 1 capital. Distributions on these securities are included in interest expense on long-term debt.

NOTE 12--PREFERRED STOCK

  The Corporation is authorized to issue 10,000,000 shares of preferred stock, without par value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications and restrictions for each series of preferred stock issued. All preferred shares rank prior to common shares both as to dividends and liquidation, but have no general voting rights. The dividend rate on each of the cumulative adjustable rate series is based on stated value and adjusted quarterly, based on a formula that considers the interest rates for selected short- and long-term U.S. Treasury securities prevailing at the time the rate is set. The minimum, maximum and current dividend rates for individual series of preferred stock are presented in the following table.

                                      STATED    ANNUAL DIVIDEND RATE    EARLIEST
                           SHARES      VALUE   ----------------------- REDEMPTION REDEMPTION
                         OUTSTANDING PER SHARE MAXIMUM MINIMUM CURRENT    DATE    PRICE (1)
DECEMBER 31, 1997        ----------- --------- ------- ------- ------- ---------- ----------
Cumulative Adjustable
 Rate
  Series B..............  1,191,000   $100.00   12.00%  6.00%   6.00%     (2)      $100.00
  Series C..............    713,800    100.00   12.50   6.50    6.50      (2)       100.00

--------
(1) Plus accrued and unpaid dividends.
(2) Currently redeemable.

  In February 1997, the Corporation announced it would redeem all shares of its 5 3/4% Cumulative Convertible Preferred Stock, Series B ($5,000 stated value), and the related depositary shares, on April 1, 1997. Each such depositary share was convertible into 1.6876 shares of the Corporation's common stock at the option of the holder and, in 1997, approximately 3.1 million depositary shares were converted into approximately 5.2 million shares of common stock. In total, substantially all of the 4.0 million depositary shares had been converted into 6.7 million common shares. Resultant fractional shares were paid in cash. On April 1, 1997, the Corporation redeemed the remaining shares of the Cumulative Convertible Preferred Stock, Series B, at the price of $51.725 per depositary share plus an accrued and unpaid dividend of $0.71875 per depositary share.

  All shares of the Corporation's 8.45% Cumulative Preferred Stock, Series E ($625 stated value), and the related depositary shares, were redeemed on November 17, 1997, at the price of $25.27 per depositary share, including accrued and unpaid dividends of $0.27 per depositary share.

NOTE 13--EMPLOYEE BENEFITS

  The Corporation has established common plans covering pension, postretirement and postemployment benefits, employee savings, and stock compensation, all of which replaced predecessor plans effective January 1, 1997.

(A) PENSION PLANS

  The Corporation sponsors pension plans covering substantially all salaried employees. The pension plans are noncontributory, defined benefit cash-balance plans that provide balance accumulations based on years of service and compensation level. The funding policy varies for each plan. Depending on the plan, consideration is given to net periodic pension cost for the year, the minimum funding required by the Employee Retirement Income Security Act of 1974 ("ERISA") and the maximum tax deductible amount based on IRS limits.

  Plan assets primarily include equity securities and debt securities issued by the U.S. government and its agencies or by corporations. Plan assets include common stock of the Corporation having a fair value of $26 million and $20 million at December 31, 1997 and 1996, respectively.

  Net periodic pension cost includes the following components for the years ended December 31.

                                                             1997  1996   1995
(IN MILLIONS)                                                ----  -----  -----
Service cost-benefits earned during period.................. $ 62  $  61  $  45
Interest cost on projected benefit obligation...............  127    110    100
Actual loss (return) on assets.............................. (291)  (353)  (351)
Net amortization and deferral...............................  129    197    206
                                                             ----  -----  -----
Net periodic pension cost................................... $ 27  $  15  $  --
                                                             ====  =====  =====

  The following table reconciles the aggregated funded status of the plans and amounts recognized in the consolidated balance sheet at December 31.

                                                               1997     1996
(IN MILLIONS)                                                 -------  -------
Actuarial present value of the projected benefit obligation, based on employment to date and current salary levels:
  Vested employees..........................................  $(1,558) $(1,164)
  Nonvested employees.......................................      (15)    (376)
                                                              -------  -------
  Accumulated benefit obligation............................   (1,573)  (1,540)
Additional amounts related to projected salary increases....      (26)     (19)
                                                              -------  -------
Projected benefit obligation................................   (1,599)  (1,559)
Plan assets (at fair value).................................    2,116    1,965
                                                              -------  -------
Plan assets in excess of projected benefit obligation.......      517      406
Unrecognized net gain due to experience different from
 assumptions................................................     (204)     (91)
Unrecognized transition asset...............................      (35)     (45)
Unrecognized prior service cost.............................      112      114
                                                              -------  -------
Prepaid pension cost included in the consolidated balance
 sheet......................................................  $   390  $   384
                                                              =======  =======

  The assumptions used in determining the projected benefit obligation and net periodic pension cost of such plans at December 31 are as follows.

                                                            1997  1996   1995
                                                            ----  ----  -------
Discount rate.............................................. 7.25% 7.75%    7.25%
Salary increase assumption................................. 5.25  5.25     5.25
Expected long-term rate of return on plan assets...........  9.5   9.5  9.0-9.5

(B) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Corporation sponsors postretirement life insurance plans and provides health care benefits for certain retirees and grandfathered employees when they retire. The postretirement life insurance benefit is noncontributory. Retirees and employees eligible for postretirement health care benefits participate on a contributory basis.

  Net periodic postretirement benefit cost included the following components for the years ended December 31.

                                                                  1997  1996 1995
(IN MILLIONS)                                                     ----  ---- ----
Service cost..................................................... $ 1   $ 2  $ 1
Interest cost....................................................   6     5    4
Net amortization and deferral....................................  (6)   --   14
                                                                  ---   ---  ---
Net periodic postretirement benefit cost......................... $ 1   $ 7  $19
                                                                  ===   ===  ===

  The Corporation funds postretirement benefit costs as claims are incurred. The following table reconciles the plan's funded status and amounts recognized in the consolidated balance sheet at December 31.

                                                                    1997  1996
(IN MILLIONS)                                                       ----  ----
Accumulated postretirement benefit obligation:
  Retirees......................................................... $(55) $(52)
  Fully eligible active plan participants..........................  (10)  (10)
  Other active plan participants...................................  (14)  (14)
                                                                    ----  ----
Total accumulated postretirement benefit obligation................  (79)  (76)
Plan assets (at market value)......................................   --    --
                                                                    ----  ----
Accumulated postretirement benefit obligation in excess of plan assets............................................................  (79)  (76)
Unrecognized net (gain)............................................   (3)  (13)
Unrecognized prior service cost....................................    3     4
                                                                    ----  ----
Accrued postretirement benefit liability recognized in the
 consolidated balance sheet........................................ $(79) $(85)
                                                                    ====  ====

  The assumption used to measure postretirement benefit costs is a 7% annual rate of increase in the per capita cost of covered health care benefits for 1998, trending downward to 5.5% by the year 2000, and remaining at that level thereafter. This assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point in each year would have increased the accumulated postretirement benefit obligation as of December 31, 1997, by $3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by approximately $0.2 million.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% at December 31, 1997, and 7.75% at December 31, 1996.

(C) SAVINGS AND INVESTMENT PLAN

  The Corporation maintains a savings and investment plan for U.S.-based employees meeting certain eligibility requirements.

  The Savings and Investment Plan requires employer contributions equal to participants' contributions up to 3% of their salary, plus an amount equal to one-half of participants' contributions between 3% and 6% of their salary, subject to certain limitations imposed by the IRS. The plan also allows a supplemental profit-based contribution.

  Total employer contributions and expense for this plan were $50 million in 1997, $43 million in 1996, and $37 million in 1995.

(D) STOCK-BASED COMPENSATION

  The Corporation utilizes various stock-based awards as part of its overall compensation program through its Stock Performance Plan. In addition, the Corporation provides employees the opportunity to purchase its shares through its Employee Stock Purchase and Savings Plan. The compensation cost that has been charged against income for the Stock Performance Plan was $50 million for 1997, $26 million for 1996 and $21 million for 1995. See Note 1(m) on page 47 for the Corporation's accounting policies relating to stock-based compensation.

STOCK PERFORMANCE PLAN

  Under the Stock Performance Plan, the Corporation may grant to employees various stock-based awards, including performance shares, restricted shares and stock options. The Corporation is authorized to award up to an aggregate of 2% of the outstanding common shares of the Corporation as reported at the prior year end.

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

STOCK OPTIONS

  The Corporation also awards stock options to both senior managers and key officers. The exercise price of such options is equivalent to the market value of the Corporation's common stock at the award date. Options granted generally vest one-third each year over the three-year period following the grant date and have a maximum term of ten years. Stock options include the right to receive additional options not exceeding the number of options exercised under the original grant if certain criteria are met. The exercise price of an additional option is equal to the fair market value of the common stock on the date the additional option is granted. The vesting period for such additional options is six months.

  The following tables summarize stock option activity for 1997 and 1996, respectively, and provide details of stock options outstanding at December 31, 1997.

                                                   1997              1996
                                             ----------------- -----------------
                                                     WTD. AVG.         WTD. AVG.
                                                     EXERCISE          EXERCISE
                                             SHARES    PRICE   SHARES    PRICE
(SHARES IN THOUSANDS)                        ------  --------- ------  ---------
Outstanding at January 1.................... 12,224   $31.59   12,406   $25.23
Granted.....................................  3,095    61.06    4,585    41.38
Exercised................................... (3,616)   29.95   (4,598)   24.19
Forfeited...................................   (197)   40.14     (169)   32.22
                                             ------   ------   ------   ------
Outstanding at December 31.................. 11,506   $39.88   12,224   $31.59
                                             ======            ======
Exerciseable at December 31.................  6,682   $33.04    6,595   $28.33
                                             ======            ======

                                OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
(SHARES IN THOUSANDS)    --------------------------------- --------------------
                           NUMBER               WTD. AVG.
  RANGE OF               OUTSTANDING WTD. AVG.  REMAINING              WTD. AVG
  EXERCISE                DEC. 31,   EXERCISE  CONTRACTUAL   NUMBER    EXERCISE
   PRICES                   1997       PRICE      LIFE     EXERCISABLE  PRICE
  --------               ----------- --------- ----------- ----------- --------
$ 6.26--$20.00..........      727     $16.27    2.6 yrs.        727     $16.27
 20.01-- 33.00..........    3,910      27.30    5.2           3,070      27.05
 33.01-- 46.00..........    3,577      39.86    6.8           2,038      39.37
 46.01-- 59.00..........      770      52.94    5.6             757      53.03
 59.01-- 72.00..........    2,365      61.33    8.5              90      61.00
 72.01-- 85.06..........      157      75.57    5.3              --         --
                           ------     ------    --------      -----     ------
------------------
$ 6.26--$85.06..........   11,506     $39.88    6.2 yrs.      6,682     $33.04
                           ======     ======    ========      =====     ======

EMPLOYEE STOCK PURCHASE AND SAVINGS PLAN

  The Corporation also offers an Employee Stock Purchase and Savings Plan that allows eligible employees to authorize payroll deductions of up to 10% of their annual base earnings for deposit in an interest-bearing savings account for up to two years. Employees then have the option to either withdraw their savings balance in cash or purchase shares of the Corporation's common stock at a price fixed under the plan. The purchase price of the stock for a particular employee is fixed at 95% of the stock's market price on the day that employee becomes eligible to participate in a specific offering under the plan. Under the plan, the Corporation issued 18,006 shares in 1997 at $36.93 per share. The Corporation does not recognize any compensation expense with respect to this plan.

PRO FORMA COSTS OF STOCK-BASED COMPENSATION

  If the Corporation had determined compensation cost for awards under its stock plans based on their fair value at their grant dates consistent with the method set forth in SFAS No. 123, the Corporation's net income would have been $1.510 billion, $1.423 billion and $1.144 billion, for the years ended December 31, 1997, 1996 and 1995, respectively. Basic and diluted earnings per share related to these pro forma net income amounts are $4.94 and $4.86, respectively, for 1997, $4.39 and $4.29, respectively, for 1996 and $3.46 and $3.39, respectively, for 1995. These pro forma net income amounts are not indicative of future pro forma amounts because they do not include expenses related to stock-based compensation awards granted prior to January 1, 1995, which would have been amortized to expense over the vesting period of the award.

  The following table summarizes stock-based compensation grants and their related weighted average grant-date fair values for the year ended December 31:

                                       1997                      1996
                             ------------------------- -------------------------
                             NUMBER OF WTD. AVG. GRANT NUMBER OF WTD. AVG. GRANT
                              SHARES   DATE FAIR VALUE  SHARES   DATE FAIR VALUE
(SHARES IN THOUSANDS)        --------- --------------- --------- ---------------
Performance Shares (1).....    0-354       $60.51        0-462       $40.58
Restricted Shares..........      503        60.79          601        41.30
Stock Options..............    3,095        11.95        4,585         6.74
Employee Stock Purchase and
 Savings Plan (2)..........       47         9.29        2,445         5.78

--------
(1)Range of potential shares issuable based on performance level achieved.
(2)Estimated number of shares employees will purchase under the plan.

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

  The following assumptions were used to estimate the grant-date fair value of employees' purchase rights under the Employee Stock Purchase and Savings Plan: dividend yield of 2.54% and 3.70% in 1997 and 1996, respectively; expected volatility of 22.70% and 18.82% in 1997 and 1996, respectively; risk-free interest rate of 5.73% and 6.10% in 1997 and 1996, respectively; and an expected life of 1.3 years and 2.2 years in 1997 and 1996, respectively.

  The following weighted average assumptions were used to estimate the grant-date fair value of stock option awards under the Stock Performance Plan: dividend yields of 2.61%, 3.46% and 4.24% in 1997, 1996 and 1995 respectively; expected volatility of 19.10%, 18.74% and 17.28% in 1997, 1996 and 1995,
respectively; risk-free interest rates of 6.07%, 5.91% and 6.78% in 1997, 1996 and 1995, respectively; and expected lives of 4.7 years, 4.2 years and 3.9 years in 1997, 1996 and 1995, respectively.

NOTE 14--INCOME TAXES

  The components of total applicable income tax expense (benefit) in the consolidated income statement for the years ended December 31, 1997, 1996 and 1995, are as follows.

                                                                 1997 1996 1995
(IN MILLIONS)                                                    ---- ---- ----
Income tax expense (benefit)
  Current
    Federal..................................................... $573 $561 $737
    Foreign.....................................................   12   17   27
    State.......................................................   69   64   84
                                                                 ---- ---- ----
      Total.....................................................  654  642  848

  Deferred
    Federal.....................................................   79   77 (216)
    State.......................................................    8    7  (28)
                                                                 ---- ---- ----
      Total.....................................................   87   84 (244)
                                                                 ---- ---- ----
Applicable income taxes......................................... $741 $726 $604
                                                                 ==== ==== ====

  The tax effects of fair value adjustments on securities available-for-sale, foreign currency translation adjustments, and certain tax benefits related to stock options are recorded directly to stockholders' equity. The net tax expense (benefit) recorded directly in stockholders' equity amounted to $(59) million, $(56) million and $133 million in 1997, 1996 and 1995, respectively.

  A summary reconciliation of the differences between applicable income taxes and the amounts computed at the applicable regular federal tax rate of 35% is as follows.

                                                               1997  1996  1995
(IN MILLIONS)                                                  ----  ----  ----
Taxes at statutory federal income tax rate.................... $793  $757  $614
Increase (decrease) in taxes resulting from:
  Tax-exempt income (net).....................................  (30)  (40)  (54)
  State income taxes, net of federal income taxes.............   50    47    37
  Other.......................................................  (72)  (38)    7
                                                               ----  ----  ----
Applicable income taxes....................................... $741  $726  $604
                                                               ====  ====  ====

  A net deferred tax liability is included in other liabilities in the consolidated balance sheet as a result of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their related tax bases. The components of the net deferred tax liability as of December 31, 1997 and 1996, are as follows.

                                                                   1997   1996
(IN MILLIONS)                                                     ------ ------
Deferred tax liabilities
  Deferred income on lease financing............................. $1,010 $  867
  Appreciation on equity security investments....................     47    123
  Prepaid pension costs..........................................    110    142
  Other..........................................................    219    215
                                                                  ------ ------
  Gross deferred tax liabilities.................................  1,386  1,347
                                                                  ------ ------
Deferred tax assets
  Allowance for credit losses....................................    516    513
  Securitization of credit card receivables......................     79     81
  Depreciation...................................................     34     70
  Other..........................................................    241    300
                                                                  ------ ------
  Gross deferred tax assets......................................    870    964
  Valuation allowance............................................     --     --
                                                                  ------ ------
  Gross deferred tax assets, net of valuation allowance..........    870    964
                                                                  ------ ------
Net deferred tax liability....................................... $  516 $  383
                                                                  ====== ======

NOTE 15--LEASE COMMITMENTS

  The Corporation has entered into a number of operating and capitalized lease agreements for premises and equipment. The minimum annual rental commitments under these leases are shown below.

(IN MILLIONS)
1998....................................................................... $ 91
1999.......................................................................   86
2000.......................................................................   75
2001.......................................................................   63
2002.......................................................................   61
2003 and thereafter........................................................  407
                                                                            ----
                                                                            $783
                                                                            ====

  Occupancy expense has been reduced by rental income from premises leased to others in the amount of $63 million in 1997, $32 million in 1996 and $44 million in 1995.

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

  The following disclosures represent the Corporation's credit exposure, assuming that every counterparty to financial instruments with off-balance-sheet credit risk fails to perform completely according to the terms of the contracts, and that the collateral and other security, if any, proves to be of no value to the Corporation.

  This note does not address the amount of market losses the Corporation would incur if future changes in market prices make financial instruments with off-balance-sheet market risk less valuable or more onerous. The measurement of market risk is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

(A) COLLATERAL AND OTHER SECURITY ARRANGEMENTS

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

(B) CREDIT-RELATED FINANCIAL INSTRUMENTS

  The table below summarizes credit-related financial instruments, including both commitments to extend credit and letters of credit.

                                                                    1997  1996
DECEMBER 31 (IN BILLIONS)                                           ----- -----
Unused loan commitments (1)........................................ $66.6 $59.1
Unused credit card lines...........................................  76.7  75.8
Unused home-equity lines...........................................   1.7   1.7
Commercial letters of credit.......................................   0.8   0.8
Standby letters of credit and foreign office guarantees............   8.5   7.5

--------
(1) Includes unused commercial real estate exposure of $2.1 billion and $1.7 billion at December 31, 1997 and 1996, respectively.

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

  Standby letters of credit and foreign office guarantees are issued in connection with agreements made by customers to counterparties. If the customer fails to comply with the agreement, the counterparty may enforce the standby letter of credit or foreign office guarantee as a remedy. Credit risk arises from the possibility that the customer may not be able to repay the Corporation for standby letters of credit or foreign office guarantees. At December 31, 1997 and 1996, standby letters of credit and foreign office guarantees had been issued for the following purposes.

                                                                    1997   1996
DECEMBER 31 (IN MILLIONS)                                          ------ ------
Financial
  Tax-exempt obligations.......................................... $3,147 $2,921
  Insurance-related...............................................  1,023    804
  Other financial.................................................  3,202  2,785
Performance.......................................................  1,160    996
                                                                   ------ ------
    Total (1)..................................................... $8,532 $7,506
                                                                   ====== ======

--------
(1) Includes $1,073 million and $818 million participated to other institutions at December 31, 1997, and December 31, 1996, respectively.

  At December 31, 1997, $6,647 million of standby letters of credit and foreign office guarantees was due to expire within three years and $1,885 million was to expire after three years.

(C) DERIVATIVE FINANCIAL INSTRUMENTS

  The Corporation enters into a variety of derivative financial instruments in its trading, asset and liability management, and corporate investment activities. These instruments offer customers protection from rising or falling interest rates, exchange rates, equity prices and commodity prices. They can either reduce or increase the Corporation's exposure to such changing rates or prices.

  Following is a brief description of such derivative financial instruments.

  . Interest rate forward and futures contracts represent commitments either to purchase or sell a financial instrument at a specified future date for a specified price, and may be settled in cash or through delivery.

  . An interest rate swap is an agreement in which two parties agree to exchange, at specified intervals, interest payment streams calculated on an agreed-upon notional principal amount with at least one stream based on a specified floating rate index.

  . Interest rate options are contracts that grant the purchaser, for a premium payment, the right either to purchase or sell a financial instrument at a specified price within a specified period of time or on a specified date from the writer of the option.

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

  The Corporation's objectives and strategies for using derivative financial instruments for structural interest rate risk management and foreign exchange risk management are discussed on pages 26 to 28.

  Balance sheet exposure for derivative financial instruments includes the amount of recognized gains in the market valuation of those contracts. Those amounts fluctuate as a function of maturity, interest rates, foreign exchange rates, equity prices and commodity prices.

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

  The tables on page 34 report the Corporation's gross notional principal or contractual amounts of derivative financial instruments as of December 31, 1997 and December 31, 1996. These instruments include swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, and other conditional and exchange contracts. The amounts do not represent the market or credit risk associated with these contracts, as previously defined, but rather give an indication of the volume of the transactions.

NOTE 17--CONCENTRATIONS OF CREDIT RISK

  The Corporation provides a wide range of financial services, including credit products, to consumers, middle market businesses and large corporate customers. Credit policies and processes emphasize diversification of risk among industries, geographic areas and borrowers. The only significant domestic credit concentrations were consumer, commercial real estate and the U.S. government.

  Information on consumer and commercial real estate loans is presented in
Note 7, beginning on page 52, and information on unused consumer and commercial real estate commitments is presented in Note 16, beginning on page 62.

  U.S. government risk arises primarily from the holding of government securities and short-term credits collateralized by such securities.

  Information on foreign outstandings is presented in the "Foreign Outstandings" table on page 33. In addition to the $4.2 billion of outstandings to banks in Japan, the Corporation's credit risk from off-balance-sheet commitments to Japanese banks totaled $476 million at December 31, 1997. In addition to the $3.8 billion of outstandings to banks in Japan at December 31, 1996, current credit exposure on derivative financial instruments and off-balance-sheet commitments to Japanese banks totaled approximately $2.0 billion.

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

  Certain limitations are inherent in the methodologies used to estimate fair value. As a result, disclosed fair values may not be the amount realized in a current transaction between willing parties. Specifically, the fair values disclosed represent point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors. Further, quoted market prices may not be realized because the financial instrument may be traded in a market that lacks liquidity; or a fair value derived using a discounted cash flow approach may not be the amount realized because of the subjectivity involved in selecting underlying assumptions, such as projecting cash flows or selecting a discount rate. The fair value amount also may not be realized because it ignores transaction costs and does not include potential tax effects. Additionally, estimated fair values of certain financial instruments ignore intangible value associated with the financial instruments; for example, significant unrecognized value exists that is attributable to credit card relationships and core deposits.

  The following table summarizes the carrying values and estimated fair values of financial instruments as of December 31, 1997 and 1996.

                                               1997                 1996
                                        -------------------- --------------------
                                        CARRYING  ESTIMATED  CARRYING  ESTIMATED
                                         VALUE    FAIR VALUE  VALUE    FAIR VALUE
(IN MILLIONS)                           --------  ---------- --------  ----------
Financial assets
  Cash and other short term financial
   instruments (a)..................... $22,628    $22,628   $17,494    $17,494
  Trading assets (a)...................   4,198      4,198     4,812      4,812
  Investment securities (a)............   9,330      9,330     7,178      7,178
  Loans (a)(b).........................  68,724     67,512    66,414     65,052
  Allowance for credit losses..........  (1,408)        --    (1,407)        --
                                        -------    -------   -------    -------
  Loans, net...........................  67,316     67,512    65,007     65,052
  Derivative product assets
    Trading purposes (1)(a)............   4,442      4,442     4,895      4,895
    Other than trading purposes (e)....     105        198        79        162
                                        -------    -------   -------    -------
      Total derivative product assets..   4,547      4,640     4,974      5,057
    Other financial instruments (a)....   1,490      1,490     1,356      1,356
Financial liabilities
  Deposits (a)(c)...................... $68,489    $68,541   $63,669    $63,747
  Securities sold but not yet purchased
   (a).................................   2,215      2,215     1,236      1,236
  Other short-term financial
   instruments (a).....................  17,474     17,474    14,772     14,772
  Long-term debt (2)(a)(d).............  10,088     10,309     8,454      8,570
  Derivative product liabilities
    Trading purposes (1)(a)............   4,592      4,592     4,716      4,716
    Other than trading purposes (e)....      24         46        37         66
                                        -------    -------   -------    -------
      Total derivative product
       liabilities.....................   4,616      4,638     4,753      4,782

--------
(1) The estimated average fair values of derivative financial instruments used in trading activities during 1997 were $4.4 billion classified as assets and $4.5 billion classified as liabilities.
(2) Includes trust preferred capital securities.

  Estimated fair values are determined as follows:

(A) FINANCIAL INSTRUMENTS WHOSE CARRYING VALUE APPROXIMATES FAIR VALUE

  A financial instrument's carrying value approximates its fair value when the financial instrument has an immediate or short-term maturity (generally one year or less), or is carried at fair value. Additionally, the carrying value of financial instruments that reprice frequently, such as floating rate debt, approximates fair value.

  The estimated fair values of debt investment securities, trading securities and securities sold but not yet purchased were generally based on quoted market prices or dealer quotes. See Note 1, beginning on page 45, and Note 6, beginning on page 51, for information on methods for estimating the fair value of equity investment securities. The estimated fair value of derivative product assets and liabilities was based on quoted market prices or pricing and valuation models on a present-value basis using current market information.

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

NOTE 20--FIRST CHICAGO NBD CORPORATION (PARENT COMPANY ONLY)
CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

                                                                  1997    1996
DECEMBER 31 (IN MILLIONS)                                        ------- -------
ASSETS
Cash and due from banks--bank subsidiaries...................... $    -- $     3
Interest-bearing due from banks
  Bank subsidiaries.............................................     778   1,138
  Other.........................................................       9     249
Trading assets..................................................      --      67
Investment securities--available-for-sale.......................      50      46
Loans and receivables--subsidiaries
  Bank subsidiaries.............................................   2,549   2,044
  Nonbank subsidiaries..........................................   1,696     989
Investment in subsidiaries
  Bank subsidiaries.............................................   9,423   9,054
  Nonbank subsidiaries..........................................   1,061   1,229
Other assets....................................................      90      76
                                                                 ------- -------
    Total assets................................................ $15,656 $14,895
                                                                 ======= =======
LIABILITIES
Short-term borrowings
  Nonbank subsidiaries.......................................... $    76 $    76
  Other.........................................................     287     224
Long-term debt
  Nonbank subsidiaries..........................................   1,027     771
  Other.........................................................   6,025   4,463
Other liabilities...............................................     281     354
                                                                 ------- -------
    Total liabilities...........................................   7,696   5,888
Stockholders' equity............................................   7,960   9,007
                                                                 ------- -------
    Total liabilities and stockholders' equity.................. $15,656 $14,895
                                                                 ======= =======

FIRST CHICAGO NBD CORPORATION (PARENT COMPANY ONLY)
CONDENSED INCOME STATEMENT

                                                           1997    1996    1995
FOR THE YEAR (IN MILLIONS)                                ------  ------  ------
OPERATING INCOME
Dividends
  Bank subsidiaries...................................... $  943  $  957  $  686
  Nonbank subsidiaries...................................    375      94     114
Interest income
  Bank subsidiaries......................................    195     159     163
  Nonbank subsidiaries...................................     62      53      67
  Other..................................................     44      37      48
Other income
  Bank subsidiaries......................................     --      --       8
  Nonbank subsidiaries...................................     --      --       1
  Other..................................................      2       5      --
                                                          ------  ------  ------
    Total................................................  1,621   1,305   1,087
OPERATING EXPENSE
Interest expense
  Nonbank subsidiaries...................................     85      11       4
  Other..................................................    367     345     367
Merger-related charges...................................     --      --      69
Other expense............................................     22      39      39
                                                          ------  ------  ------
    Total................................................    474     395     479
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED
 NET INCOME OF SUBSIDIARIES..............................  1,147     910     608
Applicable income taxes (benefit)........................    (74)    (62)    (59)
INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF
 SUBSIDIARIES............................................  1,221     972     667
Equity in undistributed net income of subsidiaries
  Bank subsidiaries......................................    448     322     418
  Nonbank subsidiaries...................................   (144)    142      65
                                                          ------  ------  ------
NET INCOME............................................... $1,525  $1,436  $1,150
                                                          ======  ======  ======

  The Parent Company Only Statement of Stockholders' Equity is the same as the Consolidated Statement of Stockholders' Equity (see page 43).

FIRST CHICAGO NBD CORPORATION (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF CASH FLOWS

                                                        1997     1996     1995
FOR THE YEAR (IN MILLIONS)                             -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................................  $ 1,525  $ 1,436  $ 1,150
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Equity in net income of subsidiaries...............   (1,622)  (1,515)  (1,282)
  Dividends received from subsidiaries...............    1,318    1,036      800
  Depreciation and amortization......................       10        7        8
  Merger-related charges.............................       --       --       69
  Net (increase) in trading assets...................      (38)      --      (74)
  Net (increase) decrease in accrued income
   receivable........................................      (15)       4       (2)
  Net increase (decrease) in accrued expenses
   payable...........................................       (1)     (30)     (31)
  Other noncash adjustments..........................       (8)     (15)     (88)
                                                       -------  -------  -------
  Total adjustments..................................     (356)    (513)    (600)
                                                       -------  -------  -------
Net cash provided by operating activities............    1,169      923      550

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans to subsidiaries.....   (1,198)    (176)      35
Net decrease in resale agreements with bank
 subsidiary..........................................       --        3       39
Net (increase) decrease in capital investments in
 subsidiaries........................................      148      (46)     101
Purchase of investment securities--available-for-
 sale................................................      (29)    (143)     (71)
Proceeds from maturities of investment securities--
 available-for-sale..................................       27      143       78
Proceeds from sales of investment securities--
 available-for-sale..................................       --        7       48
Sales of premises and equipment......................       --       --       51
Other, net...........................................       --        9       (1)
                                                       -------  -------  -------
Net cash provided by (used in) investing activities..   (1,052)    (203)     280

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings.....       57     (131)     155
Proceeds from issuance of long-term debt.............    2,465    1,297      772
Redemption and repayment of long-term debt...........     (552)    (492)    (335)
Net (decrease) in other liabilities..................       --       --      (86)
Dividends paid.......................................     (516)    (488)    (447)
Proceeds from issuance of common and treasury stock..       --       59       23
Purchase of treasury stock...........................   (2,074)    (412)    (513)
Payment for redemption of preferred stock............     (100)      --     (121)
                                                       -------  -------  -------
Net cash (used in) financing activities..............     (720)    (167)    (552)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.     (603)     553      278

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......    1,390      837      559
                                                       -------  -------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............  $   787  $ 1,390  $   837
                                                       =======  =======  =======
OTHER CASH FLOW DISCLOSURES
  Interest paid......................................  $   441  $   351  $   364
  Income tax (receipt)...............................      (58)     (56)     (53)

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

  Based on these statutory requirements, the Principal Banks could, in the aggregate, have declared additional dividends of up to approximately $1.1 billion without regulatory approval at January 1, 1998. The payment of dividends by any bank may also be affected by other factors, such as the maintenance of adequate capital. As of December 31, 1997, all of the Principal Banks significantly exceeded the regulatory guidelines for "well-capitalized" status.

  The Principal Banks are subject to various regulatory capital requirements that require them to maintain minimum ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Refer to the "Capital Management" section beginning on page 36 for the Principal Banks' capital ratios as well as the minimum capital ratios required by regulation. Failure to meet minimum capital requirements results in certain actions by bank regulators that could have a direct material effect on the Principal Banks' financial statements. As of December 31, 1997, management believes that each of the Principal Banks meets all capital adequacy requirements to which it is subject and is correctly categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that categorization that management believes have changed the institution's category.

  Federal banking law also restricts each bank subsidiary from extending credit to the Corporation in excess of 10% of the subsidiary's capital stock and surplus, as defined. Any such extensions of credit are subject to strict collateral requirements.

  In connection with issuances of commercial paper, the Corporation has an agreement providing future credit availability (back-up lines of credit) with an affiliated bank. The agreement aggregated $300 million at December 31, 1997. The commitment fee paid under this agreement was .08%. The back-up line of credit, together with overnight money market loans, short-term investments and other sources of liquid assets, exceeded the amount of commercial paper issued at December 31, 1997.

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

INTERNAL CONTROL STRUCTURE OVER FINANCIAL REPORTING

  Management is also responsible for establishing and maintaining the Corporation's internal control structure that provides reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements. Management continually monitors the internal control structure for compliance with established policies and procedures. The Corporation maintains a strong internal auditing program that independently assesses the effectiveness of the internal control structure. The Audit Committee of the Board of Directors, composed entirely of outside Directors, oversees the Corporation's financial reporting process on behalf of the Board of Directors and has responsibility for appointing the independent public accountants for the Corporation. The Audit Committee reviews with the independent public accountants the scope of their audit and audit reports and meets with them on a scheduled basis to review their findings and any action to be taken thereon. In addition, the Audit Committee meets with the internal auditors and with management to review the scope and findings of the internal audit program and any actions to be taken by management. The independent public accountants and the internal auditors meet periodically with the Audit Committee without management's being present.

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

  The Corporation assessed its internal control structure over financial reporting as of December 31, 1997, in relation to the criteria described in the "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Corporation believes that as of December 31, 1997, in all material respects, the Corporation maintained an effective internal control structure over financial reporting.

                                          /s/ Verne G. Istock
Chicago, Illinois,                        Verne G. Istock
January 15, 1998                          Chairman, President and Chief
                                          Executive Officer


                                          /s/ Robert A. Rosholt
                                          Robert A. Rosholt
                                          Executive Vice President and
                                          Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of First Chicago NBD Corporation:

  We have audited the accompanying consolidated balance sheets of First Chicago NBD Corporation (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of First Chicago NBD Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Chicago NBD Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Chicago, Illinois,                   /s/ Arthur Andersen LLP
January 15, 1998

                       SELECTED STATISTICAL INFORMATION

                FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

INVESTMENT SECURITIES

                                                             1997   1996   1995
DECEMBER 31 (IN MILLIONS)                                   ------ ------ ------
Debt securities
  Available-for-sale
    U.S. government and federal agencies................... $5,837 $4,598 $6,840
    States and political subdivisions......................    767  1,208  1,462
    Other bonds, notes and debentures......................  1,538    259     94
                                                            ------ ------ ------
      Total debt securities................................  8,142  6,065  8,396
Equity securities (1)......................................  1,188  1,113  1,053
                                                            ------ ------ ------
      Total................................................ $9,330 $7,178 $9,449
                                                            ====== ====== ======

--------
(1) Includes Federal Reserve stock.


MATURITY OF DEBT INVESTMENT SECURITIES

  As of December 31, 1997, debt investment securities had the following maturity and yield characteristics.

                                                               BOOK VALUE YIELD
(DOLLARS IN MILLIONS)                                          ---------- -----
U.S. government and federal agencies
Within one year...............................................   $1,330    5.86%
After one but within five years...............................    2,413    6.51
After five but within ten years...............................    1,275    7.23
After ten years...............................................      819    7.15
                                                                 ------   -----
                                                                 $5,837    6.57%
                                                                 ======   =====
States and political subdivisions (1)
Within one year...............................................   $  210   11.17%
After one but within five years...............................      360    9.94
After five but within ten years...............................      112    9.03
After ten years...............................................       85    8.43
                                                                 ------   -----
                                                                 $  767    9.99%
                                                                 ======   =====
Other bonds, notes and debentures
Within one year...............................................   $  283    3.06%
After one but within five years...............................    1,074    5.71
After five but within ten years...............................      147    5.56
After ten years...............................................       34    6.71
                                                                 ------   -----
                                                                 $1,538    5.23%
                                                                 ======   =====

--------
(1) Yields for obligations of states and political subdivisions are calculated on a tax-equivalent basis using a tax rate of 35%.

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

  At year-end 1997, $8.6 billion in credit card receivables were securitized, compared with $8.9 billion at year-end 1996.

  For analytical purposes only, the following table shows income statement line items adjusted for the net impact of securitization of credit card receivables.

                                        1997                              1996
                          --------------------------------- ---------------------------------
                                     CREDIT CARD                       CREDIT CARD
                          REPORTED SECURITIZATIONS ADJUSTED REPORTED SECURITIZATIONS ADJUSTED
(IN MILLIONS)             -------- --------------- -------- -------- --------------- --------
Net interest income--
 tax-equivalent basis...  $  3,667     $  752      $  4,419 $  3,722     $  667      $  4,389
Provision for credit
 losses.................       725        643         1,368      735        447         1,182
Noninterest income......     2,751       (109)        2,642    2,548       (220)        2,328
Noninterest expense.....     3,332         --         3,332    3,271         --         3,271
Net income..............     1,525         --         1,525    1,436         --         1,436

Assets--year-end........  $114,096     $8,639      $122,735 $104,619     $8,888      $113,507
      --average.........   108,104      8,466       116,570  112,565      7,672       120,237

MATURITY DISTRIBUTION AND INTEREST RATE SENSITIVITY OF LOANS

  The following table shows a distribution of the maturity of loans and, for those loans due after one year, a breakdown between those loans that have floating interest rates and those that have predetermined interest rates. The amounts exclude domestic consumer loans and domestic lease financing receivables.

                                         ONE YEAR   ONE TO      OVER
                                         OR LESS  FIVE YEARS FIVE YEARS  TOTAL
DECEMBER 31, 1997 (IN MILLIONS)          -------- ---------- ---------- -------
Domestic
  Commercial............................ $11,593   $12,356     $4,990   $28,939
  Real estate...........................   2,365     3,219      1,120     6,704
                                         -------   -------     ------   -------
    Total domestic......................  13,958    15,575      6,110    35,643
Foreign.................................   2,254     1,645        616     4,515
                                         -------   -------     ------   -------
    Total............................... $16,212   $17,220     $6,726   $40,158
                                         =======   =======     ======   =======

Loans with floating interest rates...............  $12,195     $5,601   $17,796
Loans with predetermined interest rates..........    5,025      1,125     6,150
                                                   -------     ------   -------
    Total........................................  $17,220     $6,726   $23,946
                                                   =======     ======   =======

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING INTEREST

  Domestic loans that were 90 days or more past due and still accruing interest totaled $187 million, $268 million, $197 million, $150 million and $121 million at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

ALLOCATED ALLOWANCE FOR CREDIT LOSSES

  While the allowance for credit losses is available to absorb credit losses in the entire portfolio, the tables below present an estimate of the allowance for credit losses allocated by loan type and the percentage of loans in each category to total loans.

                                          1997    1996    1995    1994    1993
DECEMBER 31 (DOLLARS IN MILLIONS)        ------  ------  ------  ------  ------
Commercial
  Domestic.............................. $  880  $  927  $  929  $  848  $  789
  Foreign...............................     94      66      57      59      81
Consumer
  Credit card...........................    353     355     303     215     201
  Other.................................     81      59      49      36      35
                                         ------  ------  ------  ------  ------
    Total............................... $1,408  $1,407  $1,338  $1,158  $1,106
                                         ======  ======  ======  ======  ======
Percentage of loans to total loans
Commercial
  Domestic..............................     55%     54%     53%     56%     56%
  Foreign...............................      7       6       6       6       6
Consumer
  Credit card...........................     14      14      15      13      13
  Other.................................     24      26      26      25      25
                                         ------  ------  ------  ------  ------
    Total...............................    100%    100%    100%    100%    100%
                                         ======  ======  ======  ======  ======

DEPOSITS

  The following tables show a maturity distribution of domestic time certificates of deposit of $100,000 and over, other domestic time deposits of $100,000 and over, and deposits in foreign offices, predominantly in amounts in excess of $100,000, at December 31, 1997.

DOMESTIC TIME CERTIFICATES OF DEPOSIT OF $100,000 AND OVER

                                                                 AMOUNT  PERCENT
(DOLLARS IN MILLIONS)                                            ------- -------
Three months or less............................................ $ 2,988    64%
Over three months to six months.................................     584    12
Over six months to twelve months................................     543    12
Over twelve months..............................................     556    12
                                                                 -------   ---
    Total....................................................... $ 4,671   100%
                                                                 =======   ===

DOMESTIC OTHER TIME DEPOSITS OF $100,000 AND OVER

                                                                 AMOUNT  PERCENT
(DOLLARS IN MILLIONS)                                            ------- -------
Three months or less............................................ $   561    56%
Over three months to six months.................................      91     9
Over six months to twelve months................................     134    14
Over twelve months..............................................     214    21
                                                                 -------   ---
    Total....................................................... $ 1,000   100%
                                                                 =======   ===

FOREIGN OFFICES

                                                                 AMOUNT  PERCENT
(DOLLARS IN MILLIONS)                                            ------- -------
Three months or less............................................ $15,491    98%
Over three months to six months.................................     254     2
Over six months to twelve months................................      15    --
Over twelve months..............................................      45    --
                                                                 -------   ---
    Total....................................................... $15,805   100%
                                                                 =======   ===

SHORT-TERM BORROWINGS

  Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for each of the three years ended December 31:

                                                       1997     1996     1995
(DOLLARS IN MILLIONS)                                 -------  -------  -------
Federal funds purchased
  Outstanding at year-end............................ $ 2,449  $ 3,938  $ 3,447
  Weighted average rate at year-end..................    5.49%    5.58%    5.49%
  Daily average outstanding for the year............. $ 2,774  $ 3,025  $ 3,505
  Weighted average rate for the year.................    5.94%    5.68%    6.24%
  Highest outstanding at any month-end............... $ 3,776  $ 3,938  $ 4,824
Securities under repurchase agreements
  Outstanding at year-end............................ $ 6,822  $ 3,921  $12,264
  Weighted average rate at year-end..................    5.92%    5.78%    5.79%
  Daily average outstanding for the year............. $ 6,503  $ 9,699  $16,536
  Weighted average rate for the year.................    5.12%    5.15%    5.88%
  Highest outstanding at any month-end............... $ 8,155  $15,459  $20,439
Bank notes
  Outstanding at year-end............................ $ 5,418  $ 4,346  $ 7,027
  Weighted average rate at year-end..................    5.82%    5.60%    5.93%
  Daily average outstanding for the year............. $ 5,766  $ 7,359  $ 5,731
  Weighted average rate for the year.................    5.77%    5.62%    5.96%
  Highest outstanding at any month-end............... $ 6,408  $ 9,102  $ 7,027
Other short-term borrowings
  Outstanding at year-end............................ $ 4,292  $ 3,226  $ 2,775
  Weighted average rate at year-end..................    5.09%    5.51%    5.45%
  Daily average outstanding for the year............. $ 3,114  $ 3,250  $ 3,436
  Weighted average rate for the year.................    4.74%    4.27%    5.72%
  Highest outstanding at any month-end............... $ 4,706  $ 4,839  $ 4,212
Total short-term borrowings
  Outstanding at year-end............................ $18,981  $15,431  $25,513
  Weighted average rate at year-end..................    5.66%    5.62%    5.75%
  Daily average outstanding for the year............. $18,157  $23,333  $29,208
  Weighted average rate for the year.................    5.39%    5.24%    5.92%

COMMON STOCK AND STOCKHOLDER DATA (1)
                                    1997     1996     1995     1994    1993
                                   -------  -------  -------  ------  -------
Market price
  High for the year............... $85 7/8  $58 7/8  $42 1/2  $ 33    $36 3/8
  Low for the year................  50 1/2   34 3/4   27 3/8  26 3/4   28 5/8
  At year-end.....................  83 1/2   53 3/4   39 1/2  27 3/8   29 3/4
Book value (at year-end)..........   26.87    27.31    25.25   22.60    21.25
Dividend payout ratio.............      33%      34%      40%     34%      28%

--------
(1) There were 35,606 common stockholders of record as of December 31, 1997.

                                                  1997  1996  1995  1994  1993
FINANCIAL RATIOS                                  ----  ----  ----  ----  ----
Net income as a percentage of:
  Average stockholders' equity..................  18.1% 16.4% 13.8% 15.8% 18.5%
  Average common stockholders' equity...........  18.6  17.0  14.3  16.6  19.9
  Average total assets..........................  1.41  1.28  0.94  1.13  1.33
  Average earning assets........................  1.64  1.48  1.09  1.32  1.52
Stockholders' equity at year-end as a percentage
 of:
  Total assets at year-end......................   7.0   8.6   6.9   6.9   8.1
  Total loans at year-end.......................  11.6  13.6  13.1  14.2  15.4
  Total deposits at year-end....................  11.6  14.2  12.2  12.0  12.9
Average stockholders' equity as a percentage of:
  Average assets................................   7.8   7.8   6.8   7.2   7.2
  Average loans.................................  12.7  13.5  14.1  15.4  14.8
  Average deposits..............................  13.0  13.6  12.4  12.8  11.7
Income to fixed charges:
  Excluding interest on deposits................  2.4X  2.2x  1.8x  2.2x  3.0x
  Including interest on deposits................  1.6X  1.5x  1.4x  1.6x  1.8x



QUARTERLY DIVIDENDS AND MARKET PRICE SUMMARY

                                                                 STOCK MARKET
                                                     DIVIDENDS  PRICE RANGE (1)
                                                     DECLARED  -----------------
                                                     PER SHARE   LOW     HIGH
                                                     --------- ------- ---------
1997
  First quarter.....................................   $0.40   $51 1/2 $63 5/8
  Second quarter....................................    0.40    50 1/2  65 5/8
  Third quarter.....................................    0.40    60 3/4  78 13/16
  Fourth quarter....................................    0.44    67 1/8  85 7/8
                                                       -----
    Year............................................   $1.64    50 1/2  85 7/8
                                                       =====
1996
  First quarter.....................................   $0.36   $34 3/4 $44 1/4
  Second quarter....................................    0.36    38 5/8  45 1/2
  Third quarter.....................................    0.36    36 5/8  45 1/4
  Fourth quarter....................................    0.40        45  58 7/8
                                                       -----
    Year............................................   $1.48    34 3/4  58 7/8
                                                       =====

--------
(1) The principal market for the Corporation's common stock is the New York Stock Exchange (the "NYSE"). In addition to the NYSE, the Corporation's common stock is listed on the Chicago Stock Exchange and the Pacific Stock Exchange.

CONSOLIDATED SUMMARY OF QUARTERLY FINANCIAL INFORMATION


1997 (IN MILLIONS, EXCEPT PER SHARE    DECEMBER 31 SEPTEMBER 30 JUNE 30 MARCH 31
DATA)                                  ----------- ------------ ------- --------
Interest income.......................   $1,872       $1,881    $1,860   $1,734
Net interest income...................      872          899       925      876
Provision for credit losses...........      167          191       180      187
Noninterest income....................      727          701       644      679
Noninterest expense...................      872          835       825      800
Net income............................      382          385       378      380
Earnings per share
  Basic...............................   $ 1.30       $ 1.28    $ 1.22   $ 1.19
  Diluted.............................     1.28         1.26      1.20     1.17

1996 (IN MILLIONS, EXCEPT PER SHARE
DATA)
Interest income.......................   $1,747       $1,908    $1,922   $1,992
Net interest income...................      883          942       910      885
Provision for credit losses...........      190          185       185      175
Noninterest income....................      682          597       643      626
Noninterest expense...................      813          816       814      828
Net income............................      377          358       361      340
Earnings per share
  Basic...............................   $ 1.17       $ 1.10    $ 1.11   $ 1.05
  Diluted.............................     1.14         1.08      1.09     1.03

                      [This Page Intentionally Left Blank]

AVERAGE BALANCES/NET INTEREST MARGIN/RATES

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES

                                      1997                       1996
YEAR ENDED DECEMBER 31      -------------------------- --------------------------
(INCOME AND RATES ON TAX-   AVERAGE            AVERAGE AVERAGE            AVERAGE
EQUIVALENT BASIS)           BALANCE   INTEREST  RATE   BALANCE   INTEREST  RATE
(DOLLARS IN MILLIONS)       --------  -------- ------- --------  -------- -------
ASSETS
Interest-bearing due from
 banks (1)................  $  7,558   $  451   5.97%  $  7,995   $  463   5.79%
Federal funds sold and
 securities under resale
 agreements...............     5,821      304   5.22      9,597      510   5.31
Trading assets............     4,926      277   5.64      6,990      397   5.68
Investment securities (2)
 U.S. government and
  federal agencies........     5,252      351   6.69      5,165      343   6.64
 States and political
  subdivisions............       917       83   8.99      1,319      118   8.95
 Other....................     2,032      106   5.19      1,259       72   5.72
                            --------   ------   ----   --------   ------   ----
   Total investment
    securities............     8,201      540   6.58      7,743      533   6.88
Loans (3)(4)
 Domestic offices.........    62,212    5,615   9.15     61,441    5,532   9.12
 Foreign offices..........     4,074      255   6.27      3,508      236   6.73
                            --------   ------   ----   --------   ------   ----
   Total loans............    66,286    5,870   8.97     64,949    5,768   8.99
                            --------   ------   ----   --------   ------   ----
   Total earning assets
    (5)...................    92,792    7,442   8.02     97,274    7,671   7.89
Cash and due from banks...     6,523                      6,248
Allowance for credit
 losses...................    (1,394)                    (1,396)
Other assets..............    10,183                     10,439
                            --------                   --------
   Total assets...........  $108,104                   $112,565
                            ========                   ========
LIABILITIES AND
 STOCKHOLDERS' EQUITY
Deposits--interest-bearing
 Savings..................  $  9,371   $  209   2.23%  $ 10,940   $  244   2.23%
 Money market.............    11,754      407   3.46      9,904      364   3.68
 Time.....................    15,095      837   5.55     16,008      880   5.50
 Foreign offices (6)......    14,098      725   5.14     13,452      687   5.11
                            --------   ------   ----   --------   ------   ----
   Total deposits--
    interest-bearing......    50,318    2,178   4.33     50,304    2,175   4.32
Federal funds purchased
 and securities under
 repurchase agreements....     9,277      498   5.37     12,724      671   5.27
Other short-term
 borrowings...............     8,880      480   5.40     10,609      552   5.20
Long-term debt (7)........     9,251      619   6.69      8,173      551   6.74
                            --------   ------   ----   --------   ------   ----
   Total interest-bearing
    liabilities...........    77,726    3,775   4.86     81,810    3,949   4.83
Demand deposits...........    14,256                     13,724
Other liabilities.........     7,715                      8,295
Preferred stock...........       310                        483
Common stockholders'
 equity...................     8,097                      8,253
                            --------                   --------
   Total liabilities and
    stockholders' equity..  $108,104                   $112,565
                            ========                   ========
Interest income/earning
 assets (5)...............             $7,442   8.02%             $7,671   7.89%
Interest expense/earning
 assets...................              3,775   4.07               3,949   4.06
                                       ------   ----              ------   ----
Net interest margin.......             $3,667   3.95%             $3,722   3.83%
                                       ======   ====              ======   ====

--------
(1) Principally balances in overseas offices.
(2) The combined amounts for investment securities available-for-sale and held-to-maturity are based on their respective carrying values. Based on the amortized cost of investment securities available-for-sale, the combined average balance for 1997, 1996 and 1995 would be $8.067 billion, $7.597 billion, and $13.428 billion, respectively, and the average earned rate in 1997, 1996 and 1995 would be 6.69%, 7.02% and 6.65%, respectively.
(3) Average lease-financing receivables are reduced by related deferred tax liabilities in calculating the average rate.

           1995                        1994                       1993
 ------------------------------------------------------ -------------------------
 AVERAGE             AVERAGE AVERAGE            AVERAGE AVERAGE           AVERAGE
 BALANCE    INTEREST  RATE   BALANCE   INTEREST  RATE   BALANCE  INTEREST  RATE
 -------    -------- ------- -------   -------- ------- -------  -------- -------


 $ 10,011    $  620   6.19%  $  8,497   $  395   4.65%  $ 8,098   $  332   4.10%


   15,701       922   5.87     14,340      624   4.35    11,740      350   2.98
    7,300       469   6.42      4,927      286   5.80     4,876      229   4.70


   10,023       681   6.79     11,093      698   6.29     8,973      585   6.52

    1,546       141   9.12      1,649      146   8.85     1,757      151   8.59
    1,781        71   3.99      1,990       48   2.41     2,054       57   2.78
 --------    ------   ----   --------   ------   ----   -------   ------   ----

   13,350       893   6.69     14,732      892   6.05    12,784      793   6.20

   55,530     5,043   9.21     47,208    3,832   8.24    44,262    3,441   7.88
    3,414       246   7.21      2,894      194   6.70     3,131      211   6.74
 --------    ------   ----   --------   ------   ----   -------   ------   ----
   58,944     5,289   9.09     50,102    4,026   8.15    47,393    3,652   7.80
 --------    ------   ----   --------   ------   ----   -------   ------   ----

  105,306     8,193   7.78     92,598    6,223   6.72    84,891    5,356   6.31
    6,328                       6,553                     6,171

   (1,198)                     (1,132)                   (1,062)
   11,934                       9,827                     6,642
 --------                    --------                   -------
 $122,370                    $107,846                   $96,642
 ========                    ========                   =======



 $ 11,716    $  298   2.54%  $ 11,815   $  274   2.32%  $11,100   $  265   2.39%
    8,942       369   4.13      9,280      261   2.81    10,163      247   2.43
   17,346     1,008   5.81     13,650      570   4.18    14,204      543   3.82
   15,821       906   5.73     12,347      548   4.44    10,944      417   3.81
 --------    ------   ----   --------   ------   ----   -------   ------   ----

   53,825     2,581   4.80     47,092    1,653   3.51    46,411    1,472   3.17


   20,041     1,192   5.95     16,365      704   4.30    13,245      404   3.05

    9,167       538   5.87      8,629      378   4.38     7,374      253   3.43
    7,941       571   7.19      6,755      445   6.59     4,817      334   6.93
 --------    ------   ----   --------   ------   ----   -------   ------   ----

   90,974     4,882   5.37     78,841    3,180   4.03    71,847    2,463   3.43
   13,254                      13,377                    13,078
    9,807                       7,898                     4,730
      570                         686                       794

    7,765                       7,044                     6,193
 --------                    --------                   -------

 $122,370                    $107,846                   $96,642
 ========                    ========                   =======

             $8,193   7.78%             $6,223   6.72%            $5,356   6.31%

              4,882   4.64               3,180   3.43              2,463   2.90
             ------   ----              ------   ----             ------   ----
             $3,311   3.14%             $3,043   3.29%            $2,893   3.41%
             ======   ====              ======   ====             ======   ====

--------
(4) Nonperforming loans are included in average balances used to determine rates.
(5) Includes tax-equivalent adjustments based on federal income tax rate of 35%.
(6) Includes international banking facilities' deposit balances in domestic offices and balances of Edge Act and overseas offices.
(7) Includes trust preferred capital securities.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

  The following table shows the approximate effect on net interest income of volume and rate changes for 1997 and 1996. For purposes of this table, changes that are not due solely to volume or rate changes are allocated to volume.

                                          1997 OVER 1996        1996 OVER 1995
                                         -------------------  --------------------
                                         VOLUME  RATE  TOTAL  VOLUME  RATE   TOTAL
YEAR ENDED DECEMBER 31 (IN MILLIONS)     ------  ----  -----  ------  -----  -----
Increase (decrease) in interest income
  Interest-bearing due from banks....... $ (26)  $ 14  $ (12) $(117)  $ (40) $(157)
  Federal funds sold and securities
   under resale agreements..............  (197)    (9)  (206)  (324)    (88)  (412)
  Trading assets........................  (116)    (4)  (120)   (18)    (54)   (72)
  Investment securities
    U.S. government and federal
     agencies...........................     6      2      8   (323)    (15)  (338)
    States and political subdivisions...   (36)     1    (35)   (20)     (3)   (23)
    Other...............................    40     (6)    34    (30)     31      1
  Loans
    Domestic offices....................    70     13     83    532     (43)   489
    Foreign offices.....................    35    (16)    19      6     (16)   (10)
                                                       -----                 -----
    Total...............................                (229)                 (522)
Increase (decrease) in interest expense
  Deposits
    Savings.............................   (35)    --    (35)   (17)    (37)   (54)
    Money market........................    64    (21)    43     35     (40)    (5)
    Time................................   (51)     8    (43)   (74)    (54)  (128)
    Foreign offices.....................    33      5     38   (121)    (98)  (219)
  Federal funds purchased and securities
   under repurchase agreements..........  (185)    12   (173)  (386)   (135)  (521)
  Other short-term borrowings...........   (94)    22    (72)    75     (61)    14
  Long-term debt........................    72     (4)    68     16     (36)   (20)
                                                       -----                 -----
    Total...............................                (174)                 (933)
                                                       -----                 -----
Increase (decrease) in net interest
 income.................................               $ (55)                $ 411
                                                       =====                 =====

ITEM 2. PROPERTIES

  The Corporation and its subsidiaries occupy more than 800 owned or leased properties within the United States. The Corporation's points of presence, which include ATMs, number more than 1,200 locations within the United States.

  The Corporation's headquarters are in Chicago, Illinois, at One First National Plaza, a 60-story building located in the center of the Chicago "Loop" business district. This building, which is master-leased by FNBC, has 1,750,000 square feet of space, of which the Corporation occupies approximately 57%; the balance is subleased to other tenants. In addition, the Corporation is consolidating leases from the central Loop business district to the 1,040,000 square-foot office building that the Corporation owns in Chicago's west Loop business district. A number of other leased buildings are used and occupied by the Corporation or its subsidiaries in the Chicago business district and the surrounding metropolitan area.

  In Michigan, NBD Michigan owns and occupies a 530,000 square-foot main office building in Detroit's central business district. NBD Michigan houses its retail support activities in Troy, Michigan, in an owned 280,000 square-foot office building. NBD Michigan houses various functions in leased or owned properties at locations throughout Michigan, including retail support activities in Troy and data center and check processing operations in Belleville. NBD Michigan owns approximately 143 acres of land in Farmington Hills for possible future facility needs.

  NBD Indiana leases and occupies 390,000 square feet of space in three buildings in the central business district of Indianapolis: Market Square, One Indianapolis Square and Market Tower. Elsewhere in Indiana, the Corporation owns and partially occupies retail banking centers in Merrillville, Gary, Fort Wayne and Elkhart.

  The Corporation also occupies owned or leased facilities in 13 other states and the District of Columbia.

  The Corporation has foreign offices in: Adelaide, Melbourne and Sydney, Australia; Beijing; Buenos Aires; Frankfurt; Hong Kong; London; Mexico City; Seoul; Singapore; Taipei; Tokyo; and Toronto. These offices all are located in leased premises.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this Item is set forth in Note 19 to the Consolidated Financial Statements, on page 66 of this Form 10-K, and is expressly incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     Executive Officers of the Registrant

                                  PRESENT POSITION HELD WITH THE CORPORATION AND
NAME AND AGE                     EFFECTIVE DATE FIRST ELECTED TO OFFICE INDICATED
------------                     ------------------------------------------------
Verne G. Istock (57)....  Director (10-1-85), Chairman of the Board (5-10-96), Chief
                          Executive Officer (1-1-94) and President (12-1-95)
Thomas H. Jeffs II (59).  Director and Vice Chairman of the Board (10-1-85)
David J. Vitale (51)....  Director and Vice Chairman of the Board (12-1-95)
John W. Ballantine (52).  Executive Vice President (12-1-95)
David P. Bolger (40)....  Executive Vice President (10-11-96)
William H. Elliott III
 (56)...................  Executive Vice President (10-15-96)
Sherman I. Goldberg       Executive Vice President, General Counsel and Secretary (12-1-
 (55)...................  95)
Philip S. Jones (55)....  Executive Vice President (6-15-92)
W.G. Jurgensen (46).....  Executive Vice President (12-1-95)
Thomas J. McDowell (59).  Executive Vice President (1-1-95)
Timothy P. Moen (45)....  Executive Vice President (12-1-95)
Susan S. Moody (44).....  Executive Vice President (1-1-95)
Andrew J. Paine, Jr.
 (60)...................  Executive Vice President (10-15-92)
Robert A. Rosholt (48)..  Executive Vice President and Chief Financial Officer (12-1-95)
Willard A. Valpey (54)..  Executive Vice President (3-8-96)
Walter C. Watkins, Jr.
 (51)...................  Executive Vice President (9-12-97)

  Excluding Mr. Elliott, each of the executive officers has served as an officer of the Corporation or a subsidiary, or their respective predecessors, for more than five years. Prior to joining the Corporation in 1996, Mr. Elliott held various executive positions with AT&T and its subsidiaries for more than five years. Executive officers of the Corporation serve until the annual meeting of the Board of Directors (May 8, 1998).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is set forth in this Form 10-K in the "Common Stock and Stockholder Data" table on page 78 and the "Quarterly Dividends and Market Price Summary" table on page 79, and is expressly incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is set forth in this Form 10-K in the "Selected Financial Data" table on page 13 and the "Financial Ratios" table on page 79, and is expressly incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is set forth on pages 13 to 40 of this Form 10-K, and is expressly incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this Item is set forth on pages 24 to 28 of this Form 10-K, and is expressly incorporated herein by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is set forth in this Form 10-K in the "Selected Financial Data" table on page 13, the "Selected Statistical Information" table on page 29, the "Loan Composition" table on page 29, the Consolidated Financial Statements and the Notes thereto on pages 41 to 70, the "Report of Independent Public Accountants" on page 73 and the "Selected Statistical Information" section on pages 74 to 84, and is expressly incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item pertaining to executive officers of the Corporation is set forth on page 85 of this Form 10-K under the heading "Executive Officers of the Registrant," and is expressly incorporated herein by reference. The information required by this Item pertaining to directors of the Corporation and to compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Corporation's definitive proxy statement dated March 27, 1998, and is expressly incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is set forth under the headings "Compensation of Executive Officers," "Director Meeting Attendance and Fee Arrangements" and "Committees of the Board of Directors--Organization, Compensation and Nominating Committee--Committee Interlocks and Insider Participation" in the Corporation's definitive proxy statement dated March 27, 1998, and is expressly incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is set forth under the heading "Beneficial Ownership of the Corporation's Common Stock" in the Corporation's definitive proxy statement dated March 27, 1998, and is expressly incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is set forth under the headings "Committees of the Board of Directors--Organization, Compensation and Nominating Committee--Committee Interlocks and Insider Participation" and "Transactions with Directors, Executive Officers, Stockholders and Associates" in the Corporation's definitive proxy statement dated March 27, 1998, and is expressly incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

                                                                           PAGE
                                                                           ----
   Consolidated Balance Sheet--December 31, 1997 and 1996.................  41
   Consolidated Income Statement--Three Years Ended December 31, 1997.....  42
   Consolidated Statement of Stockholders' Equity--Three Years Ended
    December 31, 1997.....................................................  43
   Consolidated Statement of Cash Flows--Three Years Ended December 31,
    1997..................................................................  44
   Notes to Financial Statements..........................................  45

  (2) Financial Statement Schedules.

  All schedules normally required by Form 10-K are omitted, since either they are not applicable or the required information is shown in the financial statements or the notes thereto.

  (3) Exhibits.

      3(A).    Restated Certificate of Incorporation of the Corporation,
               as amended [Exhibit 3(A) to the Corporation's 1995 Annual
               Report on Form 10-K (File No. 1-7127) incorporated herein
               by reference].
      3(B).    By-Laws of the Corporation, as amended.
      4.       Instruments defining the rights of security holders, in-
               cluding indentures.+
     10(A).    NBD Bancorp, Inc. Performance Incentive Plan, as amended
               [Exhibit 10(a) to the Corporation's 1991 Annual Report on
               Form 10-K (File No. 1-7127) incorporated herein by refer-
               ence].*
     10(B).    First Chicago NBD Corporation Plan for Deferring the Pay-
               ment of Directors' Fees [Exhibit 10(D) to the Corpora-
               tion's 1995 Annual Report on Form 10-K (File No. 1-7127)
               incorporated herein by reference].*
     10(C).    Form of First Chicago NBD Corporation Executive Estate
               Plan.*
     10(D).    First Chicago NBD Corporation Financial Planning Program
               for Executives [Exhibit 10(D) to the Corporation's 1996
               Annual Report on Form 10-K (File No. 1-7127) incorporated
               herein by reference].*
     10(E).    Supplemental Disability and Split-Dollar Life Insurance
               Policies of NBD Indiana, Inc. covering the named executive officers [Exhibit 10(i) to the Corporation's 1992 Annual
               Report on Form 10-K (File No. 1-7127) incorporated herein
               by reference].*
     10(F).    Form of First Chicago NBD Corporation Long-Term Disability
               Restoration Plan [Exhibit 10(F) to the Corporation's 1996
               Annual Report on Form 10-K (File No. 1-7127) incorporated
               herein by reference].*
     10(G).    First Chicago Corporation Stock Incentive Plan [Exhibit
               10(A) to FCC's 1990 Annual Report on Form 10-K (File No.
               1-6052) incorporated herein by reference].*

     10(H). First Chicago Corporation 1983 Stock Option Plan, as amended and restated [Exhibit 28 to FCC's Post-Effective
               Amendment No. 1 to Form S-8 Registration Statement (File
               No. 33-15779) incorporated herein by reference].*
     10(I). Form of First Chicago NBD Corporation Deferred Compensa-tion Plan.*
     10(J). Form of First Chicago NBD Corporation Supplemental Savings and Investment Plan [Exhibit 10(K) to the Corporation's
               1996 Annual Report on Form 10-K (File No. 1-7127) incorpo-rated herein by reference].*
     10(K). Form of First Chicago NBD Corporation Supplemental Per-sonal Pension Account Plan [Exhibit 10(L) to the Corpora-tion's 1996 Annual Report on Form 10-K (File No. 1-7127) incorporated herein by reference].*
     10(L). Form of Individual Change of Control Employment Agree-ment.*
     10(M).    Letter dated November 13, 1997, from the Corporation to
               Scott P. Marks, Jr.*
     10(N).    Summary of First Chicago NBD Corporation Executive Officer
               Separation Plan.*
     10(O). First Chicago Corporation Trust Agreement (Trust A) [Ex-hibit 10(K) to FCC's 1992 Annual Report on Form 10-K (File
               No. 1-6052) incorporated herein by reference].*
     10(P). First Chicago Corporation Trust Agreement (Trust B) [Ex-hibit 10(L) to FCC's 1992 Annual Report on Form 10-K (File
               No. 1-6052) incorporated herein by reference].*
     10(Q). NBD Bancorp, Inc. Benefit Protection Trust Agreement [Ex-hibit 10(Q) to the Corporation's 1996 Annual Report on
               Form 10-K (File No. 1-7127) incorporated herein by refer-ence].*
     10(R).    First Chicago NBD Corporation Director Stock Plan [Exhibit
               10(X) to the Corporation's 1995 Annual Report on Form 10-K
               (File No. 1-7127) incorporated herein by reference].*
     10(S). First Chicago NBD Corporation Stock Performance Plan [Ex-hibit 10(Y) to the Corporation's 1995 Annual Report on
               Form 10-K (File No. 1-7127) incorporated herein by reference].*
     10(T). First Chicago NBD Corporation Senior Management Annual In-centive Plan [Exhibit 10(Z) to the Corporation's 1995 An-nual Report on Form 10-K (File No. 1-7127) incorporated herein by reference].*
     12.       Statements re computation of ratios.
     21.       Subsidiaries of the Corporation.
     23.       Consents of experts and counsel.
     27.       Financial Data Schedule.

(b) The Corporation filed the following Current Reports on Form 8-K during the quarter ended December 31, 1997:

     DATE                                     ITEM REPORTED
     ----                                     -------------
     October 10, 1997   Announcement of the Corporation's redemption, on
                        November 17, 1997, of its 8.45% Cumulative Preferred Stock,
                        Series E.
     October 14, 1997   The Corporation's earnings for the quarter ended
                        September 30, 1997.
     November 14, 1997  Announcement of the authorization by the Corporation's
                        Board of Directors to repurchase up to 12 million shares
                        of the Corporation's common stock.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, THIS 13TH DAY OF FEBRUARY, 1998.

                                          First Chicago NBD Corporation
                                            (Registrant)

                                                    /s/ Verne G. Istock
                                          By __________________________________
                                                      Verne G. Istock
                                                Principal Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE CORPORATION AND IN THE CAPACITIES INDICATED, THIS 13TH DAY OF FEBRUARY, 1998.

/s/ Terence E. Adderley                   /s/ William T. McCormick, Jr.
-------------------------------------     -------------------------------------
Terence E. Adderley                       William T. McCormick, Jr.
Director                                  Director


/s/ James K. Baker                        /s/ Andrew J. McKenna
-------------------------------------     -------------------------------------
James K. Baker                            Andrew J. McKenna
Director                                  Director


/s/ John H. Bryan                         /s/ Earl L. Neal
-------------------------------------     -------------------------------------
John H. Bryan                             Earl L. Neal
Director                                  Director


/s/ Siegfried Buschmann                   /s/ James J. O'Connor
-------------------------------------     -------------------------------------
Siegfried Buschmann                       James J. O'Connor
Director                                  Director


/s/ James S. Crown                        /s/ Thomas E. Reilly, Jr.
-------------------------------------     -------------------------------------
James S. Crown                            Thomas E. Reilly, Jr.
Director                                  Director


/s/ Maureen A. Fay                        /s/ John W. Rogers, Jr.
-------------------------------------     -------------------------------------
Maureen A. Fay                            John W. Rogers, Jr.
Director                                  Director


/s/ Charles T. Fisher III                 /s/ Adele Simmons
-------------------------------------     -------------------------------------
Charles T. Fisher III                     Adele Simmons
Director                                  Director


/s/ Verne G. Istock                       /s/ Richard L. Thomas
-------------------------------------     -------------------------------------
Verne G. Istock                           Richard L. Thomas
Director                                  Director


/s/ Thomas H. Jeffs II                    /s/ David J. Vitale
-------------------------------------     -------------------------------------
Thomas H. Jeffs II                        David J. Vitale
Director                                  Director


/s/ William G. Lowrie                     /s/ Robert A. Rosholt
-------------------------------------     -------------------------------------
William G. Lowrie                         Robert A. Rosholt
Director                                  Principal Financial Officer


/s/ Richard A. Manoogian                  /s/ William J. Roberts
-------------------------------------     -------------------------------------
Richard A. Manoogian                      William J. Roberts
Director                                  Principal Accounting Officer

                                 EXHIBIT INDEX

  3(A).    Restated Certificate of Incorporation of the Corporation, as amended
           [Exhibit 3(A) to the Corporation's 1995 Annual Report on Form 10-K
           (File No. 1-7127) incorporated herein by reference].
  3(B).    By-Laws of the Corporation, as amended.
  4.       Instruments defining the rights of security holders, including indentures.+
 10(A).    NBD Bancorp, Inc. Performance Incentive Plan, as amended [Exhibit
           10(a) to the Corporation's 1991 Annual Report on Form 10-K (File No.
           1-7127) incorporated herein by reference].*
 10(B).    First Chicago NBD Corporation Plan for Deferring the Payment of
           Directors' Fees [Exhibit 10(D) to the Corporation's 1995 Annual
           Report on Form 10-K (File No. 1-7127) incorporated herein by reference].*
 10(C).    Form of First Chicago NBD Corporation Executive Estate Plan.*
 10(D).    First Chicago NBD Corporation Financial Planning Program for
           Executives [Exhibit 10(D) to the Corporation's 1996 Annual Report on
           Form 10-K (File No. 1-7127) incorporated herein by reference].*
 10(E).    Supplemental Disability and Split-Dollar Life Insurance Policies of
           NBD Indiana, Inc. covering the named executive officers [Exhibit
           10(i) to the Corporation's 1992 Annual Report on Form 10-K (File No.
           1-7127) incorporated herein by reference].*
 10(F).    Form of First Chicago NBD Corporation Long-Term Disability
           Restoration Plan [Exhibit 10(F) to the Corporation's 1996 Annual
           Report on Form 10-K (File No. 1-7127) incorporated herein by reference].*
 10(G).    First Chicago Corporation Stock Incentive Plan [Exhibit 10(A) to
           FCC's 1990 Annual Report on Form 10-K (File No. 1-6052) incorporated herein by reference].*
 10(H).    First Chicago Corporation 1983 Stock Option Plan, as amended and restated [Exhibit 28 to FCC's Post-Effective Amendment No. 1 to Form
           S-8 Registration Statement (File No. 33-15779) incorporated herein by reference].*
 10(I).    Form of First Chicago NBD Corporation Deferred Compensation Plan.*
 10(J).    Form of First Chicago NBD Corporation Supplemental Savings and
           Investment Plan [Exhibit 10(K) to the Corporation's 1996 Annual
           Report on Form 10-K (File No. 1-7127) incorporated herein by reference].*
 10(K).    Form of First Chicago NBD Corporation Supplemental Personal Pension
           Account Plan [Exhibit 10(L) to the Corporation's 1996 Annual Report
           on Form 10-K (File No. 1-7127) incorporated herein by reference].*
 10(L).    Form of Individual Change of Control Employment Agreement.*
 10(M).    Letter dated November 13, 1997, from the Corporation to Scott P.
           Marks, Jr.*
 10(N).    Summary of First Chicago NBD Corporation Executive Officer
           Separation Plan.*
 10(O).    First Chicago Corporation Trust Agreement (Trust A) [Exhibit 10(K)
           to FCC's 1992 Annual Report on Form 10-K (File No. 1-6052)
           incorporated herein by reference].*
 10(P).    First Chicago Corporation Trust Agreement (Trust B) [Exhibit 10(L)
           to FCC's 1992 Annual Report on Form 10-K (File No. 1-6052)
           incorporated herein by reference].*
 10(Q).    NBD Bancorp, Inc. Benefit Protection Trust Agreement [Exhibit 10(Q)
           to the Corporation's 1996 Annual Report on Form 10-K (File No. 1-
           7127) incorporated herein by reference].*
 10(R).    First Chicago NBD Corporation Director Stock Plan [Exhibit 10(X) to
           the Corporation's 1995 Annual Report on Form 10-K (File No. 1-7127)
           incorporated herein by reference].*
 10(S).    First Chicago NBD Corporation Stock Performance Plan [Exhibit 10(Y)
           to the Corporation's 1995 Annual Report on Form 10-K (File No. 1-
           7127) incorporated herein by reference].*
 10(T).    First Chicago NBD Corporation Senior Management Annual Incentive
           Plan [Exhibit 10(Z) to the Corporation's 1995 Annual Report on Form
           10-K (File No. 1-7127) incorporated herein by reference].*
 12.       Statements re computation of ratios.
 21.       Subsidiaries of the Corporation.
 23.       Consents of experts and counsel.
 27.       Financial Data Schedule.

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