Form 10-Q
period 1998-03-31
FIRST CHICAGO NBD CORP
filed 1998-05-15
CIK 70040

First Chicago NBD Corporation and Subsidiaries
Financial Supplement and Form 10-Q

CONTENTS                                                                    PAGE
--------------------------------------------------------------------------------
Five-Quarter Summary of Selected Financial Information                         1

Business Segments                                                              2

Earnings Analysis                                                              6

Liquidity Risk Management                                                     11

Market Risk Management                                                        12

Credit Risk Management                                                        15

Derivative Financial Instruments                                              19

Technology Risk -- Year 2000 Compliance Issues                                20

Capital Management                                                            20

Consolidated Financial Statements                                             24

Notes To Consolidated Financial Statements                                    28

Selected Statistical Information                                              31

Form 10-Q                                                                     36

---------------------------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y   O F   S E L E C T E D   F I N A N C I A L   I N F O R M A T I O N
FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------------

                                                    March 31   December 31      September 30        June 30        March 31
(Dollars in millions, except per-share data)            1998          1997              1997           1997            1997

---------------------------------------------------------------------------------------------------------------------------
SELECTED FINANCIAL DATA FOR THE QUARTER
Net interest income..........................       $    861      $    872          $    899       $    925        $    876
Tax-equivalent adjustment....................             17            16                22             26              31
                                                    --------      --------          --------       --------        --------
  Net interest income--tax-equivalent basis..            878           888               921            951             907
Provision for credit losses..................            179           167               191            180             187
Noninterest income...........................            739           727               701            644             679
Operating expense............................            848           872               835            825             800
Net income...................................            383           382               385            378             380

---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
  Basic......................................       $   1.32      $   1.30          $   1.28       $   1.22        $   1.19
  Diluted....................................           1.30          1.28              1.26           1.20            1.17

---------------------------------------------------------------------------------------------------------------------------
FINANCIAL PERFORMANCE RATIOS
Return on assets.............................           1.38%         1.38%             1.40%          1.40%           1.47%
Return on common stockholders' equity........           19.9          19.5              19.1           18.1            17.8
Return on stockholders' equity...............           19.5          19.1              18.7           17.7            17.2
Net interest margin
  Reported...................................           3.67          3.71              3.88           4.12            4.11
  Adjusted...................................           4.25          4.27              4.47           4.70            4.73
Operating efficiency ratio...................           52.4          54.0              51.5           51.7            50.4

---------------------------------------------------------------------------------------------------------------------------
AT QUARTER-END
Assets.......................................       $114,804      $114,096          $113,306       $112,595        $109,133
Loans........................................         69,590        68,724            67,822         67,510          66,536
Deposits.....................................         68,170        68,489            67,565         68,018          64,927
Long-term debt (1)...........................         10,294        10,088             9,906          9,016           8,514
Common stockholders' equity..................          7,816         7,770             7,792          8,181           8,495
Stockholders' equity.........................          8,006         7,960             8,082          8,471           8,785

---------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets.......................................       $112,914      $109,976          $108,950       $108,292        $105,133
Loans........................................         67,773        66,859            66,782         66,301          65,177
Earning assets...............................         96,988        95,009            94,104         92,625          89,352
Deposits.....................................         66,346        66,416            64,859         64,586          62,389
Common stockholders' equity..................          7,781         7,709             7,893          8,279           8,517
Stockholders' equity.........................          7,971         7,951             8,183          8,569           8,936

---------------------------------------------------------------------------------------------------------------------------
CAPITAL DATA
Common-equity-to-assets ratio................            6.8%          6.8%              6.9%           7.3%            7.8%
Regulatory leverage ratio (1)(2).............            7.6           7.8               8.2            8.6             9.2
Risk-based capital (1)(2)
  Tier 1 capital ratio.......................            7.8           7.9               8.1            8.6             9.1
  Total capital ratio........................           11.4          11.7              11.9           12.4            13.1

---------------------------------------------------------------------------------------------------------------------------
COMMON SHARE AND STOCKHOLDER DATA
FOR THE QUARTER ENDED
Market price
  High.......................................       $91.6250      $85.8750          $78.8125       $65.6250        $63.6250
  Low........................................        71.0625       67.1250           60.7500        50.5000         51.5000
  At quarter-end.............................        88.1250       83.5000           75.2500        60.5000         54.1250
 Book value (at quarter-end).................          27.21         26.87             26.62          27.08           27.20
Dividends declared per common share..........           0.44          0.44              0.40           0.40            0.40
Dividend payout ratio........................           33.8%         34.4%             31.7%          33.3%           34.2%
Average number of shares (in millions).......          288.1         290.3             296.8          306.8           312.1
Average number of shares, assuming
  full dilution (in millions)................          293.0         295.2             301.6          310.9           320.8
---------------------------------------------------------------------------------------------------------------------------

(1)  Includes trust preferred capital securities.
(2)  March 1998 and December 1997 ratios include the activities of FCCM.

BUSINESS SEGMENTS

Financial results are reported by major business lines, principally structured around the customer segments served: Regional Banking, Corporate Banking, Corporate Investments, and Credit Card.

---------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended March 31
                                        Regional          Corp. Banking                                    Other
(Dollars in millions,                   Banking            and Corp. Inv.       Credit Card             Activities
                                 -------------------    -----------------     ----------------     -------------------
except where noted)                  1998      1997       1998      1997      1998        1997       1998       1997
---------------------------------------------------------------------------------------------------------------------
Net income.......................    $ 178     $ 162      $ 135     $ 147     $  72       $  77      $ (2)     $  (6)
Return on equity.................       20%       18%        20%       21%       21%         23%     N/M        N/M
Average assets (presecuritized)
(in billions)....................    $38.7     $38.9      $64.8     $57.6     $17.8       $17.4      $ 0.1        --
Average common equity
(in billions)....................      3.5       3.6        2.8       2.8       1.4         1.3        0.1        0.8
---------------------------------------------------------------------------------------------------------------------

N/M - Not meaningful.

                   EARNINGS CONTRIBUTION BY BUSINESS LINES*
                      FOR THE THREE MONTHS ENDED MARCH 31

                                           1998        1997
          Corporate Banking and
            Corporate Investments          35%         38%
          Regional Banking                 46%         42%
          Credit Card                      19%         20%

                   * Excludes the impact of Other Activities


To facilitate analysis of trends, Credit Card results are presented before the securitization of credit card receivables ("presecuritized"). For more information, see the discussion of net interest income beginning on page 7 as well as the reconciliation of reported to presecuritized results on page 32.

Business segment results are derived from the internal profitability reporting systems and reflect full allocation of all institutional and overhead items. These systems use a detailed funds transfer methodology and a capital allocation based on risk elements. The method for assigning capital to business units can be found in the "Capital Management" section, beginning on page 20.

Revenues and costs for investment management and insurance products are aligned with customers and, therefore, are reported within the appropriate business segments. Certain corporate revenues and expenses, generally unusual or one-time in nature, are included in "Other Activities."

REGIONAL BANKING
---------------------------------------------------------------------------
                                                       Three Months Ended
                                                             March 31
(Dollars in millions, except where noted)              1998          1997
---------------------------------------------------------------------------
Net interest income--tax-equivalent basis......        $ 530         $ 541
Provision for credit losses....................           20            34
Noninterest income.............................          242           195
Noninterest expense............................          465           440
Net income.....................................          178           162
Return on equity...............................           20%           18%
Operating efficiency ratio.....................           60%           60%
Average loans (in billions)....................        $35.0         $35.5
Average assets (in billions)...................         38.7          38.9
Average common equity (in billions)............          3.5           3.6
---------------------------------------------------------------------------

Regional Banking serves four specific customer markets: general consumers, private banking and investments clients, small businesses, and middle market companies. These markets are grouped as Retail and Middle Market for financial reporting, and together contributed 46% of the Corporation's first quarter 1998 earnings. Net income increased 10%, to $178 million, for the first quarter - the result of significantly higher fee growth and better credit quality. Return on equity improved to 20%.

----------------------------------------------------------------------------------------------------------------------
                                                          Retail Banking                      Middle Market Banking
                                                       --------------------                ---------------------------
                                                                          Three Months Ended March 31
(Dollars in millions, except where noted)              1998                 1997               1998              1997
----------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis.....         $ 310                $ 315              $ 220             $ 226
Provision for credit losses...................            21                   22                 (1)               12
Noninterest income............................           181                  138                 61                57
Noninterest expense...........................           335                  315                130               125
Net income....................................            84                   72                 94                90
Return on equity..............................            19%                  16%                21%               20%
Operating efficiency ratio....................            68%                  70%                46%               44%
Average loans (in billions)...................         $16.1                $17.8              $18.9             $17.7
Average assets (in billions)..................          18.3                 19.9               20.4              19.0
Average common equity (in billions)...........           1.7                  1.8                1.8               1.8
----------------------------------------------------------------------------------------------------------------------

Net income for the Retail Banking segment improved 17% to $84 million for the first quarter, and return on equity grew to 19%. Noninterest income was the key driver of the earnings improvement, increasing 31%. Strong fee growth and asset sales gains contributed to this increase. Expenses rose to fund important technology investments. The decline in loan volume reflected sales of mortgage loans.

Net income for the Middle Market segment increased to $94 million for the first quarter. Return on equity was a healthy 21%. Lower net charge offs and higher fee income were instrumental factors.

CORPORATE BANKING AND CORPORATE INVESTMENTS
---------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31
(Dollars in millions, except where noted)               1998            1997
---------------------------------------------------------------------------------
Net interest income--tax-equivalent basis.........        $ 171             $ 161
Provision.........................................           24                (1)
Noninterest income................................          273               271
Noninterest expense...............................          230               207
Net income........................................          135               147
Return on equity..................................           20%               21%
Operating efficiency ratio........................           52%               48%
Average loans (in billions).......................        $23.6             $20.6
Average assets (in billions)......................         64.8              57.6
Average common equity (in billions)...............          2.8               2.8
---------------------------------------------------------------------------------

Large corporations, institutions and governments are the principal customers of Corporate Banking, which provides credit instruments, cash management services, capital markets products and other services. Corporate Investments represents a variety of functions and businesses, including the investment account, funding, venture capital, leveraged leasing and tax-advantaged products. Together, these business lines are analogous to the "global banking" or "wholesale banking" businesses of other major U.S. banking companies. Their contribution to the Corporation's earnings was $135 million, or about 35% of total net income. Return on equity was 20% for the three-month period.

------------------------------------------------------------------------------------------------------------
                                                            Corporate Banking          Corporate Investments
                                                            ------------------         ---------------------
                                                                      Three Months Ended March 31
(Dollars in millions, except where noted)                   1998          1997           1998           1997
------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis..........        $ 140         $ 136         $  31           $  25
Provision..........................................           24            (1)            -               -
Noninterest income.................................          195           177            78              94
Noninterest expense................................          218           194            12              13
Net income.........................................           58            75            77              72
Return on equity...................................           12%           14%           43%             45%
Operating efficiency ratio.........................           65%           62%           12%             11%
Average loans (in billions)........................        $21.3         $19.1         $ 2.3           $ 1.5
Average assets (in billions).......................         43.7          40.8          21.1            16.8
Average common equity (in billions)................          2.1           2.1           0.7             0.7
------------------------------------------------------------------------------------------------------------

Net income for Corporate Banking was $58 million for the first quarter of 1998, and return on equity was 12%. Although total revenue grew 7%, increases in technology expense and a higher provision for credit losses reduced down. Improved trading results and continued strength in cash management products contributed to the revenue increase.

Corporate Investments earned $77 million for the first quarter of 1998. Return on equity was 43%. Market-driven revenue, in particular equity securities gains, generated a significant portion of revenue. Additionally, the lower tax rate for this segment reflects the impact of tax-advantaged investments.

CREDIT CARD
-------------------------------------------------------------------------
                                                       Three Months Ended
(Presecuritized)                                            March 31
(Dollars in millions, except where noted)              1998          1997
-------------------------------------------------------------------------
Net interest income--tax-equivalent basis........    $ 353          $ 388
Provision for credit losses......................      283            319
Noninterest income...............................      197            192
Noninterest expense..............................      150            137
Net income.......................................       72             77
Return on equity.................................       21%            23%
Operating efficiency ratio.......................       27%            24%
Average loans (in billions)......................    $17.5          $17.5
Average common equity (in billions)..............      1.4            1.3
-------------------------------------------------------------------------

The Corporation reaches consumers nationally through its Credit Card business, known as First Card, which is one of the largest issuers of bank credit cards in the U.S. This segment contributes about one-fifth of the Corporation's earnings and is one of its most profitable businesses. Net income for Credit Card was $72 million for the first quarter of 1998, and return on equity was 21%, down from a 23% return in 1997. Net income for the first quarter of 1997 was $77 million.

Increased volumes of introductory rate products caused a reduction in Credit Card spreads. Fee revenue, however, remained strong. First-quarter expense levels were higher in 1998 due to the timing of new account solicitation costs. Credit quality continued to show improvement, with the net charge-off rate dropping to 6.7% for the first quarter of 1998, from 7.3% for the first quarter of 1997.

OTHER ACTIVITIES
-------------------------------------------------------------------------
                                                       Three Months Ended
(Dollars in millions,                                        March 31
   except where noted)                                 1998          1997
-------------------------------------------------------------------------
Net income (loss)............................         $ (2)         $ (6)
Average assets (in billions).................          0.1            --
-------------------------------------------------------------------------

Net income from Other Activities includes unallocated revenue and expense as well as earnings associated with capital not required by specific business units. No significant unusual items were included in the 1998 first quarter results.

EARNINGS ANALYSIS

SUMMARY

The Corporation reported record earnings of $1.30 per diluted share for the first quarter of 1998. Net income was $383 million compared with $380 million, or $1.17 per share, for the year-ago quarter. Return on common stockholders' equity was 19.9% compared with 17.8% a year ago.

-----------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                             March 31
(Dollars in millions, except per-share data)                                          1998             1997
-----------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis................................           $  878           $  907
Provision for credit losses..............................................              179              187
Noninterest income.......................................................              739              679
Operating expense........................................................              848              800
Net income...............................................................              383              380

Earnings Per Share
 Basic...................................................................           $ 1.32           $ 1.19
 Average shares (in millions)............................................            288.1            312.1

 Assuming full dilution..................................................           $ 1.30           $ 1.17
 Average shares (in millions)............................................            293.0            320.8

Return on assets.........................................................             1.38%            1.47%
Return on common stockholders' equity....................................             19.9             17.8
-----------------------------------------------------------------------------------------------------------

First-quarter 1998 highlights were:

 .    Adjusted fee-based revenue rose 9% from a year ago, reflecting strong results from both Corporate and Regional Banking businesses.

 .    The provision for credit losses on a managed receivables basis was essentially unchanged from the fourth quarter of 1997. The net charge-off rate for total managed credit card receivables continued its positive trend, declining to 6.7% from 7.1% in the fourth quarter and from 7.3% a year ago.

 .    Market-driven revenues were $114 million, above the targeted range of $90 million to $100 million per quarter. Combined trading profits reached $46 million, the best quarterly result in more than two years. Equity and investment securities gains totaled $68 million.

 .    The Corporation's operating efficiency ratio for the quarter was 52.4%, reflecting continued expense discipline despite increasing technology-related expenditures.

 .    On April 10, 1998, the Corporation and BANC ONE CORPORATION signed a definitive agreement providing for a merger of equals, forming one of the country's largest financial institutions. Pending approvals, the merger is targeted to be completed during the fourth quarter of 1998. For more information on this agreement, see Note 8 on page 30.

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

When credit card receivables are sold in securitization transactions, the net interest income related to these high-yield assets is replaced by fee revenue, net of related credit losses. The average level of securitized receivables was $8.5 billion for the first quarter of 1998, compared with $8.8 billion for the first quarter of 1997.

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

Adjusted net interest income in the first quarter of 1998 was below that of a year ago due to reduced spreads in the Credit Card and Regional Banking businesses. In addition, the average volume of thinly-priced earning assets including large corporate loans, short-term investments and arbitrage assets increased from a year ago. These factors, along with the effect of the share repurchase program, contributed to the decline in net interest margin. As a result, adjusted net interest margin was 4.25%, compared with 4.73% a year ago.

The following charts illustrate trends in net interest income on a tax-equivalent ("TEA") basis, and in net interest margin, both reported and adjusted, over the past five quarters.


                   Net Interest Income--TEA

In Millions

            1Q97     2Q97     3Q97     4Q97     1Q98
           ------   ------   ------   ------   ------
Reported   $  907   $  951   $  921   $  888   $  878
Adjusted   $1,101   $1,135   $1,103   $1,068   $1,052

                   Net Interest Margin

            1Q97     2Q97     3Q97     4Q97     1Q98
           -----    -----    -----    -----    -----
Reported   4.11%    4.12%    3.88%    3.71%    3.67%
Adjusted   4.73%    4.70%    4.47%    4.27%    4.25%

PROVISION FOR CREDIT LOSSES

Details of the Corporation's credit risk management and performance during the quarter ended March 31, 1998, are presented in the Credit Risk Management section, beginning on page 15.

NONINTEREST INCOME

The following table provides a breakdown of the components of noninterest income for the first quarter of 1998 compared with a year ago. In order to provide a more meaningful trend analysis, credit card fee revenue and total noninterest income exclude the amount of net fee revenue (spread income less credit costs) associated with securitized credit card receivables.

------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended          Percent
                                                                           March 31               Increase
(Dollars in millions)                                                1998            1997         (Decrease)
------------------------------------------------------------------------------------------------------------
Combined trading profits.................................           $  46           $  28             64%
Equity securities gains..................................              58              54              7
Investment securities gains..............................              10              25            (60)
                                                                    -----           -----
 Market-driven revenue...................................             114             107              7

Credit card fee revenue (1)..............................             204             199              3
Fiduciary and investment management fees.................             106             105              1
Deposit fees (includes deficient balance fees)...........             108             109             (1)
Other service charges and commissions....................             143             104             38
                                                                    -----           -----
 Adjusted fee-based revenue..............................             561             517              9

Other income.............................................              34              20             70
                                                                    -----           -----
 Adjusted noninterest income.............................           $ 709           $ 644             10
                                                                    =====           =====

------------------------------------------------------------------------------------------------------------

(1) Net fee revenue related to the securitized receivables, which is excluded here, totaled $30 million and $35 million for the three months ended March 31, 1998 and 1997, respectively.

Combined trading activities generated gains of $46 million for the first quarter of 1998, compared with gains of $28 million for the year-ago quarter. Derivative trading contributed to much of the increase, while foreign exchange trading was in line with the year-ago levels.

Equity securities gains were $58 million for the first quarter of 1998, compared with $54 million for the first quarter of 1997. Minor repositionings in the investment securities portfolio generated gains of $10 million for the 1998 first quarter, compared with $25 million a year ago.

Adjusted credit card fee revenue was $204 million for the first quarter of 1998, up 3% from $199 million for the year-earlier period.

Other service charges and commissions increased 38% from the year-ago quarter. Strong results from loan syndication activities, investment management fees and retail banking fees contributed to this excellent performance.

The following chart presents market-driven revenue and the major components of fee-based revenue for the past five quarters. Fee-based revenue continues to be a significant contributor to overall profitability, with some seasonal effects associated with credit card fee revenue. Credit card fee revenue and total noninterest income have been adjusted to exclude net fee revenue associated with securitized credit card receivables.

                              Noninterest Income
                                 (In millions)
                           [BAR CHART APPEARS HERE]


                                 1Q97     2Q97      3Q97     4Q97    1Q98
Market-Driven Revenue           $107      $ 86      $ 68     $ 45    $114
Adjusted Credit Card Fees       $199      $191      $198     $207    $204
Serv. Chgs. & Commissions       $213      $227      $235     $261    $251
Fiduciary & Inv. Mgmt. Fees     $105      $ 99      $102     $101    $106
Other Revenue                    $20       $25       $63      $90     $34
                                ----      ----      ----     ----    ----
Total                           $644      $628      $666     $704    $709


Noninterest Expense

Operating expense for the first quarter of 1998 was $848 million, compared with $800 million for the first quarter of 1997. In addition, the operating efficiency ratio improved for 1998's first three months to 52.4% from 54.0% for the fourth quarter of 1997.

Overall operating expense levels and operating efficiency ratios are reflected in the following charts.

                               Operating Expense
                           [BAR CHART APPEARS HERE]
                                 (In Millions)

              Salaries &         Other
              Benefits         Operating           Total
1Q97          $425               $375              $800
2Q97          $426               $399              $825
3Q97          $440               $395              $835
4Q97          $457               $415              $872
1Q98          $440               $408              $848






Operating Efficiency (1)
[GRAPH APPEARS HERE]
1Q97    50.4%
2Q97    51.7%
3Q97    51.5%
4Q97    54.0%
1Q98    52.4%

(1) Operating expense as a percentage of total revenue.

-------------------------------------------------------------------------------------------------
Salaries and Employee Benefits                                 Three Months Ended        Percent
                                                                    March 31            Increase
(Dollars in millions)                                         1998            1997     (Decrease)
-------------------------------------------------------------------------------------------------
Salaries............................................        $   362         $   350           3%
Employee benefits...................................             78              75           4
                                                            -------         -------
 Total..............................................        $   440         $   425           4
                                                            =======         =======

Average full-time-equivalent employees..............         34,512          33,832           2
                                                            =======         =======
-------------------------------------------------------------------------------------------------

Overall salary and benefit costs for the first quarter were 4% above 1997 levels. Annual salary increases and the higher cost of stock compensation programs, partially linked to the increase in the Corporation's common stock value, contributed to this increase.

-------------------------------------------------------------------------------------------------
Other Noninterest Expense                                      Three Months Ended        Percent
                                                                    March 31            Increase
(Dollars in millions)                                         1998            1997     (Decrease)
-------------------------------------------------------------------------------------------------
Net premises and equipment expense..................         $ 115           $ 120          (4)%
Purchased services..................................            77              63           22
Marketing and public relations......................            27              24           13
Amortization of intangible assets...................            12              18          (33)
Telephone...........................................            25              23            9
Freight and postage.................................            24              23            4
Travel and entertainment............................            12              12            -
Stationery and supplies.............................            15              12           25
Software expense....................................            13               9           44
Other...............................................            88              71           24
                                                             -----           -----
   Total............................................         $ 408           $ 375            9
                                                             =====           =====
-------------------------------------------------------------------------------------------------


Other operating expense was $408 million for the first quarter of 1998, compared with $375 million for the year-ago quarter. Much of the year-over-year increase resulted from work related to Year 2000 compliance activities, and systems integration initiatives, as well as business reengineering efforts. In addition, marketing costs, primarily associated with the Corporation's Credit Card and Retail Banking activities, increased over year-ago levels.

Intangible amortization expense declined in the first quarter of 1998 as certain purchased account relationships associated with the Credit Card business became fully amortized.

APPLICABLE INCOME TAXES

The Corporation's income tax expense and related effective tax rate are show in the table below.

---------------------------------------------------------------------------
                                                     Three Months Ended
                                                          March 31
(Dollars in millions)                                1998          1997
---------------------------------------------------------------------------
Income before income taxes...................       $ 573         $ 568

Applicable income taxes......................         190           188

Effective tax rate...........................        33.2%         33.1%
-----------------------------------------------------------------------------

Tax expense in both periods included benefits from tax-exempt income and general business tax credits partially offset by the effect of nondeductible expenses, including goodwill.

LIQUIDITY RISK MANAGEMENT

Liquidity risk management encompasses the ability to meet all present and future financial obligations in a timely manner. The Corporation considers strong capital ratios, credit quality and core earnings as essential to retaining high credit ratings and, consequently, cost-effective access to market liquidity.

The Statement of Cash Flows, on page 27, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of March 31, 1998, the parent company and the major banking subsidiaries had the following long- and short-term debt ratings.

------------------------------------------------------------------------------------------------------------------------
                                                           Long-Term Debt                 Short-Term Debt
------------------------------------------------------------------------------------------------------------------------
                                                           S&P        Moody's             S&P       Moody's
------------------------------------------------------------------------------------------------------------------------
First Chicago NBD Corporation (parent)...................  A+           A1                A-1         P-1
The Principal Banks......................................  AA-          Aa3               A-1+        P-1
------------------------------------------------------------------------------------------------------------------------

A large customer deposit base is one of the significant strengths of the Corporation's liquidity position. The Corporation has established a 35% limit on the use of wholesale purchased funds for funding core assets. As of March 31, 1998, its major banking subsidiaries collectively funded 75% of core assets with core liabilities, accessing the wholesale market for only 25% of core asset funding needs. By limiting dependence on the wholesale market, the risk of a disruption to the lending business from an adverse liquidity event is minimized.

The following table shows the total funding source mix for the periods indicated.

------------------------------------------------------------------------------------------------------------------------
Deposits and Other Purchased Funds
At period end                                  March 31      December 31     September 30        June 30        March 31
(In millions)                                    1998           1997            1997              1997            1997
------------------------------------------------------------------------------------------------------------------------
Domestic offices
   Demand...............................        $16,440          $16,069          $16,548        $17,142         $15,016
   Savings..............................         21,681           21,437           21,097         21,154          21,381
   Time
    Under $100,000......................          9,378            9,507            9,610          9,775           9,788
    $100,000 and over...................          5,972            5,671            5,517          5,205           5,290

Foreign offices.........................         14,699           15,805           14,793         14,742          13,452
                                                -------          -------          -------        -------         -------
     Total deposits.....................         68,170           68,489           67,565         68,018          64,927
------------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities
 under repurchase agreements............         10,176            9,271            9,650         10,053           9,656
Commercial paper........................          1,342            1,089            1,344            876             830
Other short-term borrowings.............          9,116            8,621            9,389          8,972           7,687
Long-term debt (1)......................         10,294           10,088            9,906          9,016           8,514
                                                -------          -------          -------        -------         -------
     Total other purchased funds........         30,928           29,069           30,289         28,917          26,687
                                                -------          -------          -------        -------         -------
     Total..............................        $99,098          $97,558          $97,854        $96,935         $91,614
                                                =======          =======          =======        =======         =======
------------------------------------------------------------------------------------------------------------------------

(1)  Includes trust preferred capital securities.

MARKET RISK MANAGEMENT

OVERVIEW

Market risk arises from changes in interest rates, exchange rates, equity prices and commodity prices. The Corporation has risk management policies to monitor and limit exposure to market risk. Through its trading activities, the Corporation strives to take advantage of profit opportunities available in interest rate and exchange rate movements. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate and foreign exchange rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

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

The Corporation manages its market risk through a value-at-risk measurement and control system, and through dollar limits imposed on trading desks and individual dealers. Value-at-risk is intended to measure the maximum amount of potential loss in a particular position, given a specified confidence level over a given period of time. The overall market risk that any business can assume, as measured by value-at-risk, is approved by the Risk Management Committee of the Board of Directors. Value-at-risk limits and exposures are monitored in each significant trading portfolio on a daily basis.

The following table shows the value-at-risk at March 31, 1998, for trading activities and other activities, primarily certain investment securities classified as available-for-sale, that are monitored like trading risk.

VALUE-AT-RISK

MARCH 31, 1998  (IN MILLIONS)
Individual market risks
  Interest rate.....................................................      $34
  Exchange rate.....................................................        3
  Equity price......................................................        2
  Commodity price...................................................        -
  Risk reduction (due to diversification)...........................       (3)
                                                                          ---
Aggregate portfolio market risk.....................................      $36

Trading revenue, which totaled $75 million for the first quarter of 1998 and $54 million for the year-ago period, includes trading profits and net interest income.

The value-at-risk calculation measures potential losses in fair value and is based on a methodology that uses a one-day holding period and a 99.87% confidence level. Value-at-risk is calculated using various statistical models and techniques for cash and derivative positions, including options. Through the use of observed statistical correlations, the Corporation has made attempts to recognize offsets across different trading portfolios. However, the reported value-at-risk remains somewhat overstated because all offsets and correlations are not fully considered in the calculation.

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

Static gap analysis is a representation of the net difference between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period. Earnings simulation analysis and value-at-risk are more dynamic measures designed to capture the interest rate risk of the embedded option positions that cannot be measured through static gap analysis. The embedded options include interest rate, prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and certain off-balance-sheet sensitivities. These positions are complex risk positions that are difficult to offset completely, and thus, represent the primary risk of loss to the Corporation.

Earnings sensitivity analysis measures the estimated change to pretax earnings of various interest rate movements. The Corporation is modeled as an ongoing business, including assumptions on anticipated changes in balance sheet mix, planned growth, asset sales and/or asset securitizations. The base case scenario is established using current market interest rates. The comparative scenarios assume an immediate parallel shock of the current yield curve in increments of +100 basis point and +200 basis point rate movements. The comparative interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Estimated earnings for each scenario are calculated over a forward-looking 12-month horizon.

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

The Corporation's policy is to limit the change in annual pretax earnings to $100 million from an immediate parallel change in interest rates of 200 basis points. As of March 31, 1998, the estimated earnings sensitivity profile was as follows:

     --------------------------------------------------------------------------
                                                    Immediate Change in Rates
                                                  -----------------------------
     (In millions)                                  +200 bp            -200 bp
     --------------------------------------------------------------------------
     Pretax earnings change.......................     $28              $(14)
     --------------------------------------------------------------------------

While the earnings sensitivity analysis includes management's best estimate of interest rate and balance sheet reaction to various market rate movements, the actual behavior will likely differ from that projected. Recalibration of the assumptions and adjustments to the modeling techniques are made as needed to improve the accuracy of the risk measurement results. Interpretation of the results must also consider that the actual movements of the market interest rates can include changes in the shape of the yield curve and changes in the basis relationship between various market rates, neither of which is captured in the sensitivity measure. Finally, for some embedded option positions, the risk exposure occurs at a time period beyond the twelve months captured in the earnings sensitivity analysis. Management utilizes the value-at-risk technique to measure these longer-term risk positions.

Access to the derivatives market is an important element in maintaining the Corporation's interest rate risk position within policy guidelines. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Using off-balance-sheet instruments, principally interest rate swaps (asset and liability management ("ALM") derivatives), the interest rate sensitivity of specific on-balance-sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. At March 31, 1998, the notional value of ALM interest rate swaps totaled $9.235 billion, including $4.824 billion against specific transactions and $4.411 billion against specific pools of assets or liabilities.

ASSET AND LIABILITY MANAGEMENT DERIVATIVES--NOTIONAL PRINCIPAL
-------------------------------------------------------------------------------------------------------------
March 31, 1998                               Receive Fixed             Pay Fixed           Basis
(In millions)                                 Pay Floating          Receive Floating       Swaps      Total
-------------------------------------------------------------------------------------------------------------
                                          Specific       Pool      Specific     Pool       Pool
                                         -----------  -----------  ---------  --------  ----------
Swaps associated with:
  Loans..............................      $    -         $  401       $ 96   $     -   $       -     $  497
  Investment securities..............           -              -        203         -           -        203
  Deposits...........................          50          2,695          -         -           -      2,745
  Funds borrowed (including
   long-term debt)...................       4,100              -        375        75       1,240      5,790
                                           ------         ------       ----   -------   ----------    ------

  Total..............................      $4,150         $3,096       $674   $    75   $   1,240     $9,235
                                           ======         ======       ====   =======   ==========    ======

Other ALM Contracts (1)...........................................................................    $  881
                                                                                                      ======
-------------------------------------------------------------------------------------------------------------

(1) Primarily reflects the use of forward contracts.

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

Substantially all ALM interest rate swaps are standard swap contracts. Contractual maturities and weighted average pay and receive rates for the ALM swap position at March 31, 1998, are summarized below. The variable interest rates, which generally are the prime rate, federal funds rate or the one-month, three-month and six-month London interbank offered rates ("LIBOR") in effect on the date of repricing, are assumed to remain constant. However, the variable interest rates will change and consequently will affect the related weighted average information presented in the table.

---------------------------------------------------------------------------------------------
Asset and Liability Management Swaps--Maturities and Rates
(Dollars in millions)          1998     1999     2000     2001    2002   Thereafter   Total
---------------------------------------------------------------------------------------------
Receive fixed/pay
   floating swaps
    Notional amount.......   $1,738   $1,516   $  784   $1,178   $ 384     $1,646     $7,246
    Weighted average
     Receive rate.........     6.24%    6.00%    6.17%    6.71%   7.58%      6.66%      6.42%
     Pay rate.............     5.79%    5.79%    5.80%    5.81%   5.85%      5.77%      5.79%

Pay fixed/receive
   floating swaps
    Notional amount.......   $   59   $   88   $  241   $   33   $ 291     $   37     $  749
    Weighted average
     Receive rate.........     5.95%    5.91%    5.71%    5.93%   5.78%      5.89%      5.80%
     Pay rate.............     7.99%    7.89%    6.56%    7.64%   6.48%      7.51%      6.89%

Basis swaps
   Notional amount........   $1,015   $  225        -        -       -          -      1,240
   Weighted average
     Receive rate.........     5.82%    5.79%       -        -       -          -       5.81%
     Pay rate.............     5.76%    5.75%       -        -       -          -       5.75%
---------------------------------------------------------------------------------------------
Total notional amount.....   $2,812   $1,829   $1,025   $1,211   $ 675     $1,683     $9,235
---------------------------------------------------------------------------------------------

FOREIGN EXCHANGE RISK MANAGEMENT

Whenever possible, foreign currency-denominated assets are funded with liability instruments denominated in the same currency. If a liability denominated in the same currency is not immediately available or desired, a forward foreign exchange contract is used to fully hedge the risk due to cross-currency funding.

To minimize the earnings and capital impact of translation gains or losses measured on an after-tax basis, the Corporation uses forward foreign exchange contracts to hedge the exposure created by investments in overseas branches and subsidiaries.


CREDIT RISK MANAGEMENT

The Corporation has developed policies and procedures to manage the level and composition of risk in its credit portfolio. The objective of this process is to quantify and manage credit risk on a portfolio basis as well as to reduce the risk of a loss resulting from a customer's failure to perform according to the terms of a transaction.

------------------------------------------------------------------------------------------------------------
Selected Statistical Information                 March 31   December 31   September 30   June 30   March 31
(Dollars in millions)                              1998         1997          1997         1997      1997
------------------------------------------------------------------------------------------------------------
At period-end
 Loans outstanding.............................   $69,590      $68,724       $67,822     $67,510    $66,536
 Nonperforming loans...........................       352          311           330         329        257
 Other real estate, net........................        12           15            15          14         28
 Nonperforming assets..........................       364          326           345         343        285
 Allowance for credit losses...................     1,408        1,408         1,408       1,408      1,408
 Nonperforming assets/loans outstanding
  and other real estate, net...................       0.5%         0.5%          0.5%        0.5%       0.4%
 Allowance for credit losses/loans
  outstanding..................................       2.0          2.0           2.1         2.1        2.1
 Allowance for credit losses/nonperforming
  loans........................................       400          453           427         428        548

For the quarter ended
 Average loans.................................   $67,773      $66,859       $66,782     $66,301    $65,177
 Net charge-offs...............................       179          167           191         180        186
 Net charge-offs/average loans.................       1.1%         1.0%          1.1%        1.1%       1.1%
------------------------------------------------------------------------------------------------------------

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign) and consumer (credit card and other consumer) segments.

--------------------------------------------------------------------------------------------------------------------------
                                            March 31        December 31     September 30       June 30         March 31
Loan Composition (In millions)                1998             1997             1997             1997            1997
--------------------------------------------------------------------------------------------------------------------------
Commercial risk
  Domestic
    Commercial........................        $30,020          $28,939          $27,685         $27,851         $28,181
    Real estate
     Construction.....................          1,402            1,380            1,292           1,272           1,159
     Other............................          5,257            5,324            5,269           5,309           5,159
    Lease financing...................          2,192            2,144            2,003           1,954           1,848
   Foreign............................          5,060            4,515            4,168           4,362           4,022
                                              -------          -------          -------         -------         -------
       Total commercial...............         43,931           42,302           40,417          40,748          40,369
                                              -------          -------          -------         -------         -------
Consumer risk
  Credit cards........................          8,952            9,693            9,720           9,031           8,668
  Secured by real estate (1)..........          9,192            8,911            9,715           9,698           9,483
  Automotive (2)......................          3,814            4,040            4,203           4,306           4,342
  Other...............................          3,701            3,778            3,767           3,727           3,674
                                              -------          -------          -------         -------         -------
       Total consumer.................         25,659           26,422           27,405          26,762          26,167
                                              -------          -------          -------         -------         -------
       Total..........................        $69,590          $68,724          $67,822         $67,510         $66,536
                                              =======          =======          =======         =======         =======
--------------------------------------------------------------------------------------------------------------------------

(1) Includes home equity loans.
(2) Includes auto-lease receivables.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is maintained at a level that in management's judgment is adequate to provide for estimated probable credit losses inherent in on- and off-balance-sheet credit exposure attributable to various financial instruments. The amount of the allowance is based on formal review and analysis of potential credit losses, as well as on prevailing economic conditions.

------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses              March 31         December 31       September 30      June 30        March 31
(In millions)                              1998              1997               1997            1997           1997
------------------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter......       $1,408             $1,408            $1,408         $1,408         $1,407
------------------------------------------------------------------------------------------------------------------------

Provision for credit losses........          179                167               191            180            187
------------------------------------------------------------------------------------------------------------------------

Charge-offs
  Commercial
    Domestic
      Commercial...................           30                 31                39             33             21
      Real estate..................            1                  1                 3              4              2
      Lease financing..............            2                  1                 2              -              2
    Foreign........................           10                  -                 -              -              -
  Consumer
      Credit card..................          160                161               159            170            168
      Other........................           30                 32                29             27             31
                                          ------             ------            ------         ------         ------
       Total charge-offs...........          233                226               232            234            224

------------------------------------------------------------------------------------------------------------------------
Recoveries
  Commercial
    Domestic
      Commercial...................           15                 23                 9             21             10
      Real estate..................            4                  4                 7              6              4
      Lease financing..............            -                  -                 -              1              -
    Foreign........................            -                  9                 1              -              2
  Consumer
      Credit card..................           25                 14                15             15             11
      Other........................           10                  9                 9             11             11
                                          ------             ------            ------         ------         ------
       Total recoveries............           54                 59                41             54             38
------------------------------------------------------------------------------------------------------------------------

Net charge-offs....................          179                167               191            180            186
                                          ------             ------            ------         ------         ------
Balance, end of quarter............       $1,408             $1,408            $1,408         $1,408         $1,408
                                          ======             ======            ======         ======         ======
------------------------------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS

Nonperforming assets at March 31, 1998, were $364 million, or 0.5% of total loans and other real estate, compared with $326 million, or 0.5% at December 31, 1997. The following charts illustrate the trends in this area for the periods indicated.

Nonperforming Assets--Period End

[BAR GRAPH APPEARS HERE]

In Millions     1Q97    2Q97    3Q97    4Q97    1Q98
                ----    ----    ----    ----    ----
Loans           $257    $329    $330    $311    $352
OREO            $ 28    $ 14    $ 15    $ 15    $ 12
                ----    ----    ----    ----    ----
  Total         $285    $343    $345    $326    $364

Nonperforming Assets as a Percentage of
Loans and Other Real Estate--Period End

[BAR GRAPH APPEARS HERE]

1Q97           0.4%
2Q97           0.5%
3Q97           0.5%
4Q97           0.5%
1Q98           0.5%

CONSUMER RISK MANAGEMENT

-----------------------------------------------------------------------------------------------------------
Consumer Loans                                    March 31  December 31   September 30   June 30   March 31
(In millions)                                         1998         1997           1997      1997       1997
-----------------------------------------------------------------------------------------------------------
Credit card loans............................      $ 8,952      $ 9,693        $ 9,720   $ 9,031    $ 8,668
Securitized credit card receivables..........        8,264        8,639          7,847     8,221      8,596
                                                   -------      -------        -------   -------    -------

   Total managed credit card receivables.....       17,216       18,332         17,567    17,252     17,264

Other consumer loans
 Secured by real estate (1)..................        9,192        8,911          9,715     9,698      9,483
 Automotive (2)..............................        3,814        4,040          4,203     4,306      4,342
 Other.......................................        3,701        3,778          3,767     3,727      3,674
                                                   -------      -------        -------   -------    -------

   Other consumer loans......................       16,707       16,729         17,685    17,731     17,499
                                                   -------      -------        -------   -------    -------

   Total managed consumer loans..............      $33,923      $35,061        $35,252   $34,983    $34,763
                                                   =======      =======        =======   =======    =======
-----------------------------------------------------------------------------------------------------------

(1)  Includes home equity loans.
(2)  Includes auto-lease receivables.

Consumer risk management focuses on the credit card segment separately from other parts of the portfolio. For the credit card segment, loss potential is tested using statistically expected levels of losses based on delinquencies and on the source, age and other characteristics of the portfolio. For the other segments of the consumer portfolio, reserve factors are based on historical loss rates.

Credit card receivables represent the most significant risk element in the consumer portfolio. The net charge-off rate for credit card receivables was 6.7% for the first quarter of 1998, representing a decrease from the prior four quarters. While this is an encouraging sign, the Corporation continues to aggressively manage its credit and collection policies in this business.

----------------------------------------------------------------------------------------------------
Credit Card Receivables                                      For the Quarter Ended
                                          March 31   December 31   September 30   June 30   March 31
(Dollars in millions)                         1998          1997           1997      1997       1997
----------------------------------------------------------------------------------------------------
Average balances:
Credit card loans.......................   $ 9,081       $ 8,894        $ 9,147   $ 8,613    $ 8,673
Securitized credit card receivables.....     8,501         8,505          8,092     8,460      8,816
                                           -------       -------        -------   -------    -------
     Total average managed credit card
     receivables........................   $17,582       $17,399        $17,239   $17,073    $17,489
                                           =======       =======        =======   =======    =======

Total net charge-offs
   (including securitizations)..........   $   283       $   308        $   293   $   326    $   319
                                           =======       =======        =======   =======    =======
Net charge-offs/average total managed
   receivables (1)......................       6.7%          7.1%           6.8%      7.6%       7.3%
                                           =======       =======        =======   =======    =======

Credit Card Delinquency Rate--
   Managed Receivables-Period End
   30 or more days......................       4.1%          4.3%           4.5%      4.3%       4.4%
   90 or more days......................       1.8           1.7            1.8       1.7        1.9
----------------------------------------------------------------------------------------------------

(1) March 31, 1998 excludes $12 million from the sale of recovery rights related to charged-off accounts.

Credit card receivables generally are charged off no later than 180 days past due, or earlier in the event of bankruptcy.

COMMERCIAL RISK MANAGEMENT

The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

Commercial loans totaled $43.9 billion at March 31, 1998, up 4% from December 31, 1997, and up 9% from March 31, 1997.

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

During the first quarter, net charge-offs in the commercial portfolio were $24 million. Nonperforming commercial assets totaled $364 million at March 31, 1998, and $326 million at year-end 1997.

COMMERCIAL REAL ESTATE

Commercial real estate loans include loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

Commercial real estate loans totaled $6.7 billion at March 31, 1998, compared with $6.3 billion a year ago and $6.7 billion at year-end 1997.

During the first quarter, net recoveries in the commercial real estate portfolio were $3 million. Nonperforming commercial real estate assets, including other real estate, totaled $85 million at March 31, 1998, and $77 million at year-end 1997.

FOREIGN OUTSTANDINGS

The table below presents a breakout of foreign outstandings for March 31, 1998, and December 31, 1997, where such outstandings exceed 1.0% of total assets. The amounts have been prepared using the Federal Financial Institutions Examination Council's reporting guidelines. Under these guidelines, local country claims, which include both local and nonlocal currency activity, are reported net of local country liabilities. Included in claims are loans, balances with banks, acceptances, securities, equity investments, current credit exposure under derivative contracts - net of master netting agreements, accrued interest, and other monetary assets.

--------------------------------------------------------------------------------------------------------------
                                                   Cross-Border Claims
                                           -----------------------------------
                                                                                                  Total Cross
                                                       Governments                 Net Local     Border & Net
                                                        & Official                  Country      Local Country
(In millions)                               Banks      Institutions      Other      Claims          Claims
--------------------------------------------------------------------------------------------------------------
Japan (1).......  Mar. 31, 1998            $2,707      $    -             $418      $   -           $3,125
                  Dec. 31, 1997             4,225           -              386          -            4,611
France..........  Mar. 31, 1998             1,293         226               81          -            1,600
                  Dec. 31, 1997             1,137         231              249          -            1,617
Korea (2).......  Mar. 31, 1998               111         481              557        187            1,336
                  Dec. 31, 1997               570          10              685        256            1,521
--------------------------------------------------------------------------------------------------------------

(1) At March 31, 1998, and December 31, 1997, net local country claims were reduced by local country liabilities of $256 million and $83 million, respectively.

(2) At March 31, 1998, and December 31, 1997, net local country claims were reduced by local country liabilities of $27 million and $31 million, respectively.

At March 31, 1998, the only countries for which cross-border and net local country claims totaled between 0.75% and 1.0% of total assets were the Netherlands and Germany. Such outstandings totaled $1.959 billion.

At December 31, 1997, the only country for which cross-border and net local country claims totaled between 0.75% and 1.0% of total assets was the Netherlands. Such outstandings totaled $1.114 billion.

DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses a variety of derivative financial instruments in its trading, asset and liability management, and Corporate Investment activities. These instruments include interest rate, currency, commodity and equity swaps, forwards, spot, futures, options, caps, floors, forward rate agreements, and other conditional or exchange contracts, and include both exchange-traded and over-the-counter contracts.

The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $4.3 million for the first quarter of 1998 and by $6.6 million for the first quarter of 1997.

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

The table below shows the impact of these master netting agreements at March 31, 1998, and December 31, 1997:

-------------------------------------------------------------------------------------------------------------
                                                                                    March 31      December 31
(In millions)                                                                           1998             1997
-------------------------------------------------------------------------------------------------------------
Gross replacement cost..........................................................     $14,182          $14,675
     Less: Adjustment due to master netting agreements..........................       9,834           10,035
                                                                                     -------          -------
Current credit exposure.........................................................       4,348            4,640
     Less: Unrecognized net gains due to nontrading activity....................         115               93
                                                                                     -------          -------
Balance sheet exposure..........................................................     $ 4,233          $ 4,547
                                                                                     =======          =======
-------------------------------------------------------------------------------------------------------------

The $4.3 billion of total current credit exposure at March 31, 1998, represents the total loss that the Corporation would have suffered had every counterparty been in default on that date. This amount is reduced by any unrealized and unrecognized gains on derivatives used in asset and liability management activities to arrive at the balance sheet exposure.

Since a derivative's replacement cost, measured by its fair value, is subject to change over the contract's life, the Corporation's evaluation of credit risk incorporates potential increases to the contract's fair value. Potential exposure is calculated with a statistical model that estimates changes over time in exchange rates, interest rates and other relevant factors using a 95% confidence level. This potential credit exposure is calculated on a portfolio basis, incorporating master netting agreements as well as any natural offsets that exist between contracts within the customer's portfolio. In total, the potential credit exposure was approximately $7.2 billion higher than the current exposure at March 31, 1998, and $6.9 billion higher at December 31, 1997.

YEAR 2000 COMPLIANCE ISSUES

The Corporation has established an overall plan to address systems-related Year 2000 issues. The plan calls for either system modification to, or replacement of, approximately 700 existing business system applications. The cost of the Year 2000 compliance program is estimated at approximately $100 million, of which approximately $45 million was incurred by December 31, 1997. Such costs are charged to expense as incurred. The Corporation currently anticipates that substantially all of the remaining work under this program, including the testing of critical systems, will be completed by the end of 1998.

A contingency plan has been established for critical business system applications to mitigate potential problems/delays associated with either new system replacements or established vendor delivery dates. The Corporation, however, continues to bear some risk related to the Year 2000 issue and could be adversely affected if other entities (e.g., vendors or customers) not affiliated with the Corporation do not appropriately address their own Year 2000 compliance issues.

CAPITAL MANAGEMENT

-------------------------------------------------------------------------------------------------------------------
Selected Capital Ratios                   March 31   December 31   September 30   June 30   March 31      Corporate
                                              1998          1997           1997      1997       1997      Guideline
-------------------------------------------------------------------------------------------------------------------
Common equity/total assets..............       6.8%          6.8%           6.9%      7.3%       7.8%           N/A
Tangible common equity ratio............       6.5           6.5            6.5       6.9        7.4            N/A
Stockholders' equity/total assets.......       7.0           7.0            7.1       7.5        8.0            N/A
Risk-based capital ratios (1)(2)
     Tier 1.............................       7.8           7.9            8.1       8.6        9.1            7-8%
     Total..............................      11.4          11.7           11.9      12.4       13.1          11-12%
Regulatory leverage ratio (1)(2)........       7.6           7.8            8.2       8.6        9.2          5.5-7%
Double leverage ratio (2)...............       117           117            118       111        106   less than or
                                                                                                       equal to 120%
                                                                                                       ------------
Dividend payout ratio...................      33.8          34.4           31.7      33.3       34.2          30-40%
-------------------------------------------------------------------------------------------------------------------

(1)   March 1998 and December 1997 ratios include the activities of FCCM.

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

The Corporation has established a Tier 1 capital target necessary to provide management flexibility while maintaining an adequate capital base for its overall risk profile, as measured by the economic capital framework. The long-term target for the Tier 1 ratio is 7% to 8%. This ratio is currently managed to average 8% over the course of a year, which is used for line of business capital allocations. Excess capital, defined as common equity above that required for the 8% Tier 1 target, is available for investments and acquisitions. If attractive long-term opportunities are not available over time in core businesses, management intends to return excess capital to stockholders, typically by way of stock repurchase programs and/or dividend increases.

OTHER CAPITAL ACTIVITIES

During the first quarter, the Corporation repurchased 2.9 million shares at an average price of $78.03 per share. In April, the Corporation rescinded its stock repurchase program that had been established in the fourth quarter of 1997.

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

                  TIER 1 AND TOTAL CAPITAL RATIOS--PERIOD END

                           [BAR GRAPH APPEARS HERE]

                                 3/97        12/97       3/98
                                 -----       -----       ----
Tier 1                            9.1%        7.9%        7.8%
Regulatory Guidelines-Tier 1      6.0%        6.0%        6.0%
Total                            13.1%       11.7%       11.4%
Regulatory Guidelines-Total      10.0%       10.0%       10.0%

The following table shows the components of the Corporation's regulatory risk-based capital and risk-weighted assets for the periods indicated.

----------------------------------------------------------------------------------------------------------------
                                                                     March 31        December 31        March 31
(In millions)                                                            1998               1997            1997
----------------------------------------------------------------------------------------------------------------
Regulatory Risk-Based Capital
Tier 1 capital..................................................     $  8,603           $  8,541        $  9,266
Tier 2 capital and other adjustments............................        4,062              4,118           4,127
                                                                     --------           --------        --------
     Total capital..............................................     $ 12,665           $ 12,659        $ 13,393
                                                                     ========           ========        ========

Regulatory Risk-Weighted Assets
Balance sheet risk-weighted assets..............................     $ 79,109           $ 76,700        $ 71,878
Off-balance-sheet risk-weighted assets..........................       31,760             31,883          30,158
                                                                     --------           --------        --------

     Total risk-weighted assets.................................     $110,869           $108,583        $102,036
                                                                     ========           ========        ========
----------------------------------------------------------------------------------------------------------------

Included in Tier 1 capital are trust preferred capital securities totaling $996 million for each of the periods shown above.

----------------------------------------------------------------------------------------------------------------
Intangible Assets                                                    March 31         December 31       March 31
(In millions)                                                            1998                1997           1997
----------------------------------------------------------------------------------------------------------------
Goodwill...........................................................     $ 357               $ 365          $ 388
Other nonqualifying intangibles....................................         3                   3              4
                                                                        -----               -----          -----
     Subtotal......................................................       360                 368            392
Qualifying intangibles.............................................        66                  64             58
                                                                        -----               -----          -----
     Total intangibles.............................................     $ 426               $ 432          $ 450
                                                                        =====               =====          =====
----------------------------------------------------------------------------------------------------------------

Tier 1 and total capital have been reduced by goodwill and other nonqualifying intangible assets, which totaled $360 million at March 31, 1998, $368 million at December 31, 1997, and $392 million at March 31, 1997.

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

------------------------------------------------------------------------------------------------------------------------------
                                                                NBD                                                 NBD
                                              FNBC            Michigan               FCCNB              ANB       Indiana
------------------------------------------------------------------------------------------------------------------------------
March 31, 1998
Risk-based capital ratios
     Tier 1 capital......................     7.7%                7.9%               12.8%             8.4%          8.4%
     Total capital.......................    11.3                11.4                15.5             11.5          11.3

Regulatory leverage ratio................     7.6                 8.2                12.9              9.1           8.0
------------------------------------------------------------------------------------------------------------------------------
                                                                NBD                                                 NBD
                                              FNBC            Michigan               FCCNB              ANB       Indiana
------------------------------------------------------------------------------------------------------------------------------
December 31, 1997
Risk-based capital ratios
     Tier 1 capital......................     7.7%                9.0%               11.6%             8.5%          8.4%
     Total capital.......................    11.0                13.5                14.3             11.7          11.3

Regulatory leverage ratio................     7.6                 8.9                12.6              9.3           7.8
------------------------------------------------------------------------------------------------------------------------------
                                                                NBD                                                 NBD
                                              FNBC            Michigan               FCCNB              ANB       Indiana
------------------------------------------------------------------------------------------------------------------------------
March 31, 1997
Risk-based capital ratios
     Tier 1 capital......................     7.7%                9.4%               12.0%             8.5%          9.9%
     Total capital.......................    11.2                13.7                15.1             11.2          11.2

Regulatory leverage ratio................     7.5                 9.9                11.7              9.2           9.0
------------------------------------------------------------------------------------------------------------------------------

Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under the new market risk requirements, capital is allocated to support the amount of market risk related to ongoing trading activities. The March 31, 1998, capital ratios for the Corporation and FNBC have been prepared using the new market risk rules. The other banking units were not subject to the market risk rules, due to their limited trading activities.


FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         March 31      December 31       March 31
(Dollars in millions)                                                                      1998            1997            1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks.............................................................   $      7,907    $      7,223     $     6,800
Interest-bearing due from banks.....................................................          5,163           6,904           7,169
Federal funds sold and securities under resale agreements...........................          7,735           8,501           6,635
Trading assets......................................................................          3,841           4,198           5,192
Derivative product assets...........................................................          4,233           4,547           5,363
Investment securities...............................................................         11,594           9,330           7,500
Loans (net of unearned income--$929, $961 and $814, respectively)...................         69,590          68,724          66,536
     Less allowance for credit losses...............................................         (1,408)         (1,408)         (1,408)
                                                                                       ------------    ------------     ------------
     Loans, net.....................................................................         68,182          67,316          65,128
Premises and equipment..............................................................          1,468           1,439           1,416
Customers' acceptance liability.....................................................            560             708             576
Other assets........................................................................          4,121           3,930           3,354
                                                                                       ------------    ------------     ------------
     Total assets...................................................................   $    114,804    $    114,096     $   109,133
                                                                                       ============    ============     ============
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits
     Demand.........................................................................   $     16,440    $     16,069     $    15,016
     Savings........................................................................         21,681          21,437          21,381
     Time...........................................................................         15,350          15,178          15,078
     Foreign offices................................................................         14,699          15,805          13,452
                                                                                       ------------    ------------     ------------
       Total deposits...............................................................         68,170          68,489          64,927
Federal funds purchased and securities under repurchase agreements..................         10,176           9,271           9,656
Other short-term borrowings.........................................................         10,458           9,710           8,517
Long-term debt......................................................................          9,298           9,092           7,518
Guaranteed preferred beneficial interest in the Corporation's junior subordinated
    debt............................................................................            996             996             996
Acceptances outstanding.............................................................            560             708             576
Derivative product liabilities......................................................          4,129           4,616           5,134
Other liabilities...................................................................          3,011           3,254           3,024
                                                                                       ------------    ------------     ------------
       Total liabilities ...........................................................        106,798         106,136         100,348
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock.....................................................................            190             190             290
Common stock--$1 par value..........................................................            320             320             320
                                     March 31,1998   Dec. 31, 1997   March 31, 1997
                                     -------------   -------------   --------------
   Number of shares authorized.......  750,000,000     750,000,000      750,000,000
   Number of shares issued...........  319,508,976     319,509,114      319,509,175
   Number of shares outstanding......  287,187,823     289,137,449      312,362,710
Surplus.............................................................................          1,960           1,966           1,988
Retained earnings...................................................................          7,699           7,446           6,682
Accumulated other adjustments to stockholders' equity...............................             48              55              (4)
Deferred compensation...............................................................           (109)            (79)            (88)
Treasury stock at cost--32,321,153; 30,371,665; and 7,146,465 shares, respectively..         (2,102)         (1,938)           (403)
                                                                                       ------------    ------------     ------------
     Stockholders' equity...........................................................          8,006           7,960           8,785
                                                                                       ------------    ------------     ------------
     Total liabilities and stockholders' equity.....................................   $    114,804    $    114,096     $   109,133
                                                                                       ============    ============     ============
------------------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT
--------------------------------------------------------------------------------------------------------------------
                                                                                        Three Months Ended
                                                                              March 31     March 31     December 31
(In millions, except per-share data)                                            1998         1997           1997
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees.....................................................     $1,460       $1,401         $1,473
Bank balances.............................................................        101           96            121
Federal funds sold and securities under resale agreements.................         89           65             83
Trading assets............................................................         71           69             74
Investment securities--taxable............................................        120           78            105
Investment securities--tax-exempt.........................................         23           25             16
                                                                               ------       ------         ------
   Total..................................................................      1,864        1,734          1,872
--------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Deposits..................................................................        558          499            575
Federal funds purchased and securities under repurchase agreements........        142          114            126
Other short-term borrowings...............................................        131          102            132
Long-term debt............................................................        172          143            167
                                                                               ------       ------         ------
   Total..................................................................      1,003          858          1,000
--------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME.......................................................        861          876            872
Provision for credit losses...............................................        179          187            167
                                                                               ------       ------         ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES.....................        682          689            705
--------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Combined trading profits (losses).........................................         46           28            (15)
Equity securities gains...................................................         58           54             54
Investment securities gains...............................................         10           25              6
                                                                               ------       ------         ------
   Market-driven revenue.................................................        114          107             45
                                                                               ------       ------         ------

Credit card fee revenue...................................................        234          234            230
Fiduciary and investment management fees..................................        106          105            101
Service charges and commissions...........................................        251          213            261
                                                                               ------       ------         ------
   Fee-based revenue......................................................        591          552            592
                                                                               ------       ------         ------
Other income..............................................................         34           20             90
                                                                               ------       ------         ------
   Total..................................................................        739          679            727
--------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Salaries and employee benefits............................................        440          425            457
Net premises, and equipment expense.......................................        115          120            111
Other.....................................................................        293          255            304
                                                                               ------       ------         ------
   Total..................................................................        848          800            872
--------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES................................................        573          568            560
Applicable income taxes...................................................        190          188            178
                                                                               ------       ------         ------
NET INCOME................................................................     $  383       $  380         $  382
                                                                               ======       ======         ======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY....................     $  381       $  373         $  378
                                                                               ======       ======         ======
--------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE
   Basic..................................................................      $1.32        $1.19          $1.30
   Diluted................................................................      $1.30        $1.17          $1.28
--------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31
(In millions)                                                                                      1998           1997
-------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
   Balance, beginning of period.........................................................         $   190         $  444
   Conversion of preferred stock........................................................               -           (154)
                                                                                                 -------         ------
   Balance, end of period...............................................................             190            290
                                                                                                 -------         ------

COMMON STOCK
   Balance, beginning of period.........................................................             320            320
   Issuance of stock....................................................................               -              -
                                                                                                 -------         ------
   Balance, end of period...............................................................             320            320
                                                                                                 -------         ------

CAPITAL SURPLUS
   Balance, beginning of period.........................................................           1,966          2,149
   Issuance of treasury stock...........................................................             (23)           (38)
   Conversion of preferred stock........................................................               -           (138)
   Other................................................................................              17             15
                                                                                                 -------         ------
   Balance, end of period...............................................................           1,960          1,988
                                                                                                 -------         ------

RETAINED EARNINGS
   Balance, beginning of period.........................................................           7,446          6,433
   Net income...........................................................................             383            380
   Cash dividends declared on common stock..............................................            (128)          (124)
   Cash dividends declared on preferred stock...........................................              (2)            (7)
                                                                                                 -------         ------
   Balance, end of period...............................................................           7,699          6,682
                                                                                                 -------         ------

ACCUMULATED OTHER ADJUSTMENTS TO STOCKHOLDERS' EQUITY
      Fair Value Adjustment on Investment Securities Available-for-Sale
   Balance, beginning of period.........................................................              49             38
   Change in fair value (net of taxes) and other........................................              (9)           (48)
                                                                                                 -------         ------
   Balance, end of period...............................................................              40            (10)
                                                                                                 -------         ------

      Accumulated Translation Adjustment
   Balance, beginning of period.........................................................               6              7
   Translation gain (loss), net of taxes................................................               2             (1)
                                                                                                 -------         ------
   Balance, end of period...............................................................               8              6
                                                                                                 -------         ------
TOTAL ACCUMULATED OTHER ADJUSTMENTS TO STOCKHOLDERS' EQUITY.............................              48             (4)
                                                                                                 -------         ------

DEFERRED COMPENSATION
   Balance, beginning of period.........................................................             (79)           (58)
   Awards granted, net..................................................................             (42)           (40)
   Amortization of deferred compensation................................................              18              9
   Other................................................................................              (6)             1
                                                                                                 -------         ------
   Balance, end of period...............................................................            (109)           (88)
                                                                                                 -------         ------

TREASURY STOCK
   Balance, beginning of period.........................................................          (1,938)          (326)
   Purchase of common stock.............................................................            (229)          (450)
   Conversion of preferred stock........................................................               -            292
   Issuance of stock....................................................................              65             81
                                                                                                 -------         ------
   Balance, end of period...............................................................          (2,102)          (403)
                                                                                                 -------         ------

Total Stockholders' Equity, end of period...............................................         $ 8,006         $8,785
                                                                                                 =======         ======

TOTAL NET INCOME AND ACCUMULATED OTHER ADJUSTMENTS TO STOCKHOLDERS' EQUITY..............         $   376         $  331
                                                                                                 =======         ======
-------------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------

Three Months Ended March 31
(In millions)                                                                                          1998           1997
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income..................................................................................        $   383        $   380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization............................................................             47             61
   Provision for credit losses..............................................................            179            187
   Equity securities gains..................................................................            (58)           (54)
   Net (increase) in net derivative product balances........................................           (174)            (9)
   Net (increase) decrease in trading assets................................................            358           (455)
   Net (increase) decrease in loans held for sale...........................................            735            (32)
   Net (increase) decrease in accrued income receivable.....................................            (20)            14
   Net increase (decrease) in accrued expenses payable......................................            (19)            27
   Net (increase) decrease in other assets..................................................            (32)             9
   Other noncash adjustments................................................................             81            (20)
                                                                                                    -------        -------
   Total adjustments........................................................................          1,097           (272)

Net cash provided by operating activities...................................................          1,480            108
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Net (increase) decrease in federal funds sold and securities under resale agreements........            766         (2,438)
Purchase of investment securities--available-for-sale.......................................         (4,821)        (2,448)
Purchase of equity securities--fair value...................................................            (42)           (19)
Proceeds from maturities of debt securities--available-for-sale.............................            516            223
Proceeds from sales of investment securities--available-for-sale............................          1,979          1,794
Proceeds from sales of equity securities--fair value........................................            111             86
Net (increase) in loans.....................................................................         (1,854)          (299)
Loan recoveries.............................................................................             55             38
Net proceeds from sales of assets held for accelerated disposition..........................              2              1
Purchases of premises and equipment.........................................................            (86)           (49)
Proceeds from sales of premises and equipment...............................................             22              4
                                                                                                    -------        -------

Net cash (used in) investing activities.....................................................         (3,352)        (3,107)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net increase (decrease) in deposits.........................................................           (345)         1,294
Net increase in federal funds purchased and securities under repurchase agreements..........            904          1,797
Net increase in other short-term borrowings.................................................            748            945
Proceeds from issuance of long-term debt....................................................          5,731            828
Repayment of long-term debt.................................................................         (5,529)          (669)
Net increase (decrease) in other liabilities................................................           (335)           109
Dividends paid..............................................................................           (129)          (121)
Proceeds from issuance of common and treasury stock.........................................              -              2
Repurchase of common stock..................................................................           (229)          (450)
                                                                                                    -------        -------
Net cash provided by financing activities...................................................            816          3,735
--------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS................................             (1)           (64)
--------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................         (1,057)           672

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................         14,127         13,297
                                                                                                    -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................        $13,070        $13,969
                                                                                                    =======        =======
--------------------------------------------------------------------------------------------------------------------------

For purposes of this statement, cash and cash equivalents consist of cash and due from banks, whether interest-bearing or not. In the first three months of 1997, $154 million of the Corporation's 5 3/4% Cumulative Convertible Preferred Stock, Series B, was converted into common stock; such issuance was redeemed in April, 1997.

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

Note 2
------

In December 1997, the Corporation adopted SFAS No. 128 "Earnings Per Share", as required, and all prior periods presented were restated. Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. The Statement also requires presentation of EPS assuming full dilution. The diluted EPS calculation includes net shares that may be issued under the Employee Stock Purchase and Savings Plan, outstanding stock options, and common shares that would result from the conversion of convertible preferred stock. In the diluted calculation, income available to common stockholders is not reduced by preferred stock dividend requirements related to convertible preferred stock, since such dividends would not be paid if the preferred stock were converted to common stock.


----------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
                                                                                              March 31
(In millions)                                                                          1998              1997
----------------------------------------------------------------------------------------------------------------
Basic
  Net income...................................................................      $    383          $    380
  Preferred stock dividends....................................................            (2)               (7)
                                                                                     --------          --------
  Net income attributable to common stockholders' equity.......................      $    381          $    373
                                                                                     ========          ========
Diluted
  Net income...................................................................      $    383          $    380
  Preferred stock dividends, excluding convertible Series B, where
   applicable..................................................................            (2)               (5)
                                                                                     --------          --------
  Diluted income available to common stockholders..............................      $    381          $    375
                                                                                     ========          ========

(In thousands, except per-share amounts)

Average shares outstanding.....................................................       288,126           312,124
Dilutive Shares
  Employee Stock Purchase and Savings Plan.....................................         1,266               735
  Stock options................................................................         3,647             3,675
  Convertible preferred stock..................................................             -             4,259
                                                                                     --------          --------

Average shares outstanding assuming full dilution..............................       293,039           320,793
                                                                                     ========          ========

  Basic........................................................................      $   1.32             $1.19
                                                                                     ========          ========

  Diluted......................................................................      $   1.30             $1.17
                                                                                     ========          ========
---------------------------------------------------------------------------------------------------------------

Note 3
------

At March 31, 1998, credit card receivables aggregated $9.0 billion. These receivables are available for sale through credit card securitization programs.

Note 4
------

The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. The Statement defines comprehensive income as including net income and certain other items that affect stockholders' equity. The other items include "fair value adjustment on investment securities available for sale" and "accumulated translation adjustment," which are reported in "Accumulated other adjustments to stockholders' equity" on the Corporation's Consolidated Balance Sheet. The Corporation has elected to disclose these items in its Consolidated Statement of Stockholders' Equity. Since the Statement solely relates to display and disclosure requirements, it has no effect on the Corporation's financial results.

Note 5
------

Nonperforming loans are generally identified as "impaired loans." At March 31, 1998, the recorded investment in loans considered impaired was $352 million, which required a related allowance for credit losses of $47 million. Substantially all of the $352 million in impaired loans required the establishment of an allocated reserve. The average recorded investment in impaired loans was approximately $347 million for the quarter ended March 31, 1998. The Corporation recognized interest income of $5 million associated with impaired loans during the quarter.

Note 6
------

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

Derivative financial instruments used in ALM activities, principally interest rate swaps, are required to meet specific criteria. Such interest rate swaps: are designated as ALM derivatives; are linked to and adjust the interest rate sensitivity of a specific asset, liability, firm commitment, or anticipated transaction or a specific pool of transactions with similar risk characteristics; and are effective in reducing the Corporation's structural interest rate risk at inception. Interest rate swaps that do not meet these criteria are designated as derivatives used in trading activities and are accounted for at estimated fair value.

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

Purchased option, cap and floor contracts are reported in derivative product assets, and written option, cap and floor contracts are reported in derivative product liabilities. For other derivative financial instruments, an unrealized gain is reported in derivative product assets, and an unrealized loss is reported in derivative product liabilities. However, fair value amounts recognized for derivative financial instruments executed with the same counterparty under a legally enforceable master netting arrangement are reported on a net basis. Cash flows from derivative financial instruments are reported net as operating activities.

Note 7
------

The ratio of income to fixed charges for the three months ended March 31, 1998, excluding interest on deposits, was 2.2x, and including interest on deposits, was 1.6x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

Note 8
------

On April 10, 1998, First Chicago NBD Corporation (the "Corporation" or "FCNBD") and BANC ONE CORPORATION ("ONE") entered into an Agreement and Plan of Reorganization (the "Agreement"), pursuant to which, subject to the conditions and upon the terms stated therein, the Corporation and ONE will each merge into a new company ("Newco") organized to effect the merger (such mergers, collectively, the "Merger"). Newco will be renamed BANC ONE CORPORATION ("BANC ONE").

It is anticipated that the merger will be accounted for as a pooling-of-interests and that it will be consummated during the fourth quarter of 1998, pending necessary approvals of stockholders of the Corporation and ONE, regulatory approvals, and other customary conditions of closing. First Chicago NBD's stock repurchase program has been rescinded.

In accordance with the Agreement, each share of the common stock, without par value, of ONE ("ONE Common Stock") outstanding immediately prior to the effective time of the Merger (the "Effective Time") will at the Effective Time be converted into one share of the common stock, without par value, of Newco ("Newco Common Stock"), and each share of the common stock, par value $1.00 per share, of the Corporation ("FCN Common Stock") outstanding immediately prior to the Effective Time will at the Effective Time be converted into the right to receive 1.62 shares of Newco Common Stock. In addition, each share of the Corporation's Preferred Stock with Cumulative and Adjustable Dividends, Series B, and Preferred Stock with Cumulative and Adjustable Dividends, Series C, in each case outstanding immediately prior to the Effective Time, will be converted into the right to receive one share of a series of corresponding preferred stock of Newco with substantially the same terms.

Note 9
------

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

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

-------------------------------------------------------------------------------------------------------------------------------
                                                                   Investment Securities--Available-for-Sale
-------------------------------------------------------------------------------------------------------------------------------
                                                       March 31      December 31      September 30     June 30      March 31
(In millions)                                            1998            1997             1997          1997          1997
-------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury..................................         $ 3,117          $3,037           $3,069       $3,007        $2,911
U.S. government agencies
   Mortgage-backed securities..................           2,228           1,736            2,077        1,867         1,441
   Collateralized mortgage obligations.........             279             186              475          296            99
   Other.......................................           1,353             878              761          439           228
States and political subdivisions..............             757             767              821          896         1,031
Other debt securities..........................           2,622           1,538              768          704           737
Equity securities (1)..........................           1,238           1,188            1,054        1,056         1,053
                                                        -------          ------           ------       ------        ------
     Total.....................................         $11,594          $9,330           $9,025       $8,265        $7,500
                                                        =======          ======           ======       ======        ======
---------------------------------------------------------------------------------------------------------------------------

(1) Includes investments accounted for at fair value, in keeping with specialized industry practice. The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.

----------------------------------------------------------------------------------------------------------------------
                                                            Investment Securities--Available-for-Sale
----------------------------------------------------------------------------------------------------------------------
                                                                         Gross           Gross
                                                       Amortized       Unrealized     Unrealized       Fair Value
March 31, 1998 (In millions)                             Cost            Gains          Losses        (Book Value)
----------------------------------------------------------------------------------------------------------------------
U.S. Treasury.......................................    $ 3,098            $ 22            $ 3           $ 3,117
U.S. government agencies
   Mortgage-backed securities.......................      2,216              13              1             2,228
   Collateralized mortgage obligations..............        279               -              -               279
   Other............................................      1,347               8              2             1,353
States and political subdivisions...................        728              30              1               757
Other debt securities...............................      2,624               2              4             2,622
Equity securities (1)...............................      1,144             142             48             1,238
                                                        -------            ----            ---           -------
     Total..........................................    $11,436            $217            $59           $11,594
                                                        =======            ====            ===           =======
----------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended March 31, 1998            Three Months Ended March 31, 1997
                                        ---------------------------------            ---------------------------------
                                                   Credit Card                                  Credit Card
(In millions)                       Reported     Securitizations     Adjusted     Reported    Securitizations  Adjusted
-----------------------------------------------------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis...........    $    878         $  178          $  1,056     $    907         $  197      $  1,104
Provision for credit losses.....         179            148               327          187            162           349
Noninterest income..............         739            (30)              709          679            (35)          644
Noninterest expense.............         848              -               848          800              -           800
Net income......................         383              -               383          380              -           380

Assets--quarter-end.............    $114,804         $8,264          $123,068     $109,133         $8,596      $117,729
          --average.............     112,914          8,501           121,415      105,133          8,816       113,949
-----------------------------------------------------------------------------------------------------------------------

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
FIVE-QUARTER CONSOLIDATED INCOME STATEMENT

-------------------------------------------------------------------------------------------------------------------------------
                                                                                             Three Months Ended
                                                                             March 31  Dec. 31   Sept. 30  June 30  March 31
(Dollars in millions, except per-share data)                                   1998      1997      1997     1997      1997
-------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees......................................................    $1,460   $1,473     $1,491   $1,484    $1,401
Bank balances..............................................................       101      121        120      114        96
Federal funds sold and securities under resale agreements..................        89       83         79       77        65
Trading assets.............................................................        71       74         67       67        69
Investment securities--taxable.............................................       120      105         97       89        78
Investment securities--tax-exempt..........................................        23       16         27       29        25
                                                                               ------   ------     ------   ------    ------
     Total.................................................................     1,864    1,872      1,881    1,860     1,734
-------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Deposits...................................................................       558      575        560      544       499
Federal funds purchased and securities under repurchase
 agreements................................................................       142      126        134      124       114
Other short-term borrowings................................................       131      132        125      121       102
Long-term debt.............................................................       172      167        163      146       143
                                                                               ------   ------     ------   ------    ------
     Total.................................................................     1,003    1,000        982      935       858
-------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME........................................................       861      872        899      925       876
Provision for credit losses................................................       179      167        191      180       187
                                                                               ------   ------     ------   ------    ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES......................       682      705        708      745       689
-------------------------------------------------------------------------------------------------------------------------------
NONINTEREST INCOME
Combined trading profits (losses)..........................................        46      (15)        32       36        28
Equity securities gains....................................................        58       54         28       46        54
Investment securities gains................................................        10        6          8        4        25
                                                                               ------   ------     ------   ------    ------
     Market-driven revenue.................................................       114       45         68       86       107
                                                                               ------   ------     ------   ------    ------

Credit card fee revenue....................................................       234      230        233      207       234
Fiduciary and investment management fees...................................       106      101        102       99       105
Service charges and commissions............................................       251      261        235      227       213
                                                                               ------   ------     ------   ------    ------
     Fee-based revenue.....................................................       591      592        570      533       552
                                                                               ------   ------     ------   ------    ------
Other income...............................................................        34       90         63       25        20
                                                                               ------   ------     ------   ------    ------
     Total.................................................................       739      727        701      644       679
-------------------------------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits.............................................       440      457        440      426       425
Net premises and equipment expense.........................................       115      111        116      115       120
Other......................................................................       293      304        279      284       255
                                                                               ------   ------     ------   ------    ------
    Total..................................................................       848      872        835      825       800
-------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES.................................................       573      560        574      564       568
Applicable income taxes....................................................       190      178        189      186       188
                                                                               ------   ------     ------   ------    ------
NET INCOME.................................................................    $  383   $  382     $  385   $  378    $  380
                                                                               ======   ======     ======   ======    ======
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS' EQUITY.....................    $  381   $  378     $  380   $  373    $  373
                                                                               ======   ======     ======   ======    ======
-------------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE
     BASIC.................................................................     $1.32    $1.30      $1.28    $1.22     $1.19
     DILUTED...............................................................     $1.30    $1.28      $1.26    $1.20     $1.17
-------------------------------------------------------------------------------------------------------------------------------
Average number of shares (in millions).....................................     288.1    290.3      296.8    306.8     312.1
Average number of shares, assuming full dilution (in millions).............     293.0    295.2      301.6    310.9     320.8

FIRST CHICAGO NBD CORPORATION AND SUBSIDIARIES
SELECTED STATISTICAL INFORMATION

-------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
-------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                                   March 31, 1998               December 31, 1997
-------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                    Average              Average   Average              Average
(Dollars in millions)                                         Balance    Interest     Rate   Balance    Interest     Rate
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-bearing due from banks.............................. $  6,690     $  101     6.13%  $  7,954     $  121     6.02%
Federal funds sold and securities under resale agreements....    7,077         89     5.13      6,225         83     5.30
Trading assets...............................................    5,286         71     5.48      4,915         75     6.03
Investment securities
   U.S. government agencies..................................    6,273        102     6.56      5,817        107     7.26
   States and political subdivisions.........................      730         16     8.68        796         18     9.04
   Other.....................................................    3,159         38     4.80      2,443          7     1.09
                                                              --------     ------     ----   --------     ------     ----
   Total investment securities...............................   10,162        156     6.16      9,056        132     5.76
Loans (1)(2)
   Domestic offices..........................................   63,303      1,391     9.04     62,592      1,408     9.06
   Foreign offices...........................................    4,470         73     6.64      4,267         69     6.46
                                                              --------     ------     ----   --------     ------     ----
   Total loans...............................................   67,773      1,464     8.88     66,859      1,477     8.89
                                                              --------     ------     ----   --------     ------     ----
   Total earning assets (3)..................................   96,988      1,881     7.86     95,009      1,888     7.88
Cash and due from banks......................................    6,653                          6,545
Allowance for credit losses..................................   (1,402)                        (1,402)
Other assets.................................................   10,675                          9,824
                                                              --------                       --------
   Total assets.............................................. $112,914                       $109,976
                                                              ========                       ========
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits--interest-bearing
   Savings................................................... $  9,393     $   49     2.12%  $  8,930     $   52     2.30%
   Money market..............................................   12,062        103     3.47     12,080        105     3.46
   Time......................................................   15,108        212     5.68     15,122        212     5.57
   Foreign offices...........................................   15,144        194     5.20     15,580        206     5.25
                                                              --------     ------     ----   --------     ------     ----
   Total deposits--interest-bearing..........................   51,707        558     4.38     51,712        575     4.42
Federal funds purchased and securities under repurchase
   agreements................................................   10,816        142     5.34      8,982        126     5.57
Other short-term borrowings..................................    9,869        131     5.37      9,705        132     5.39
Long-term debt (4)...........................................   10,368        172     6.72      9,983        167     6.61
                                                              --------     ------     ----   --------     ------     ----
   Total interest-bearing liabilities........................   82,760      1,003     4.91     80,382      1,000     4.93
Demand deposits..............................................   14,639                         14,704
Other liabilities............................................    7,544                          6,939
Preferred stock..............................................      190                            242
Common stockholders' equity..................................    7,781                          7,709
                                                              --------                       --------
   Total liabilities and stockholders' equity................ $112,914                       $109,976
                                                              ========                       ========
-------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3)...........................              $1,881     7.86%               $1,888     7.88%
Interest expense/earning assets..............................               1,003     4.19                 1,000     4.17
                                                                           ------     ----                ------     ----
Net interest margin..........................................              $  878     3.67%               $  888     3.71%
                                                                           ======     ====                ======     ====

(1) Average lease-financing receivables are reduced by related deferred tax liabilities in calculating the average rate.
(2) Nonperforming loans are included in average balances used to determine the average rate.
(3)  Includes tax-equivalent adjustments based on a 35% federal income tax rate.
(4)  Includes trust preferred capital securities.

---------------------------------------------------------------------------------------------------
        September 30, 1997                   June 30, 1997                 March 31, 1997
---------------------------------------------------------------------------------------------------
Average                    Average   Average               Average     Average             Average
Balance          Interest    Rate    Balance     Interest    Rate      Balance   Interest    Rate
---------------------------------------------------------------------------------------------------
$   7,789          $  120     6.13%  $   7,754    $   114     5.90%   $  6,721     $   96     5.78%
    5,984              79     5.24       5,902         76     5.20       5,157         66     5.15
    4,976              67     5.34       4,797         67     5.62       5,016         69     5.57

    5,589              92     6.50       4,979         82     6.57       4,604         71     6.30
      835              18     8.71         941         21     9.02       1,101         25     9.15
    2,149              31     5.81       1,951         36     7.31       1,576         32     8.19
 --------          ------     ----    --------     ------     ----    --------     ------     ----
    8,573             141     6.54       7,871        139     7.05       7,281        128     7.14

   62,529           1,428     9.18      62,247      1,429     9.33      61,462      1,350     9.02
    4,253              68     6.38       4,054         61     6.06       3,715         56     6.14
 --------          ------     ----    --------     ------     ----    --------     ------     ----
   66,782           1,496     9.00      66,301      1,490     9.13      65,177      1,406     8.85
 --------          ------     ----    --------     ------     ----    --------     ------     ----
   94,104           1,903     8.02      92,625      1,886     8.17      89,352      1,765     8.00
    6,398                                6,594                           6,556
   (1,401)                              (1,388)                         (1,386)
    9,849                               10,461                          10,611
 --------                            ---------                        --------
$ 108,950                            $ 108,292                        $105,133
=========                            =========                        ========
---------------------------------------------------------------------------------------------------

$   9,158          $   52     2.25%  $   9,429    $    52     2.22%   $  9,980     $   53     2.20%
   11,715             101     3.43      11,792        101     3.44      11,423         99     3.52
   15,154             215     5.63      15,072        210     5.58      15,029        201     5.41
   14,616             192     5.21      14,055        181     5.16      12,098        146     4.90
 --------          ------     ----    --------     ------     ----    --------     ------     ----
   50,643             560     4.39      50,348        544     4.33      48,530        499     4.17

    9,877             134     5.37       9,393        124     5.32       8,849        114     5.20
    9,045             125     5.49       8,749        121     5.54       8,001        102     5.16
    9,620             163     6.74       8,853        146     6.61       8,526        143     6.83
 --------          ------     ----    --------     ------     ----    --------     ------     ----
   79,185             982     4.92      77,343        935     4.85      73,906        858     4.71
   14,216                               14,238                          13,859
    7,366                                8,142                           8,432
      290                                  290                             419
    7,893                                8,279                           8,517
 --------                             --------                        --------
 $108,950                            $ 108,292                        $105,133
 ========                             ========                        ========
---------------------------------------------------------------------------------------------------

                   $1,903     8.02%               $ 1,886     8.17%                $1,765     8.00%
                      982     4.14                    935     4.05                    858     3.89
                   ------     ----                -------     ----                 ------     ----
                   $  921     3.88%               $   951     4.12%                $  907     4.11%
                   ======     ====                =======     ====                 ======     ====
---------------------------------------------------------------------------------------------------

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


(Mark One)


   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998
                                         --------------

                                      OR

   [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


          Commission file number  1-7127
                                 -------


                              FIRST CHICAGO NBD CORPORATION
          ---------------------------------------------------------------------
                (exact name of registrant as specified in its charter)


                    DELAWARE                                 38-1984850
          ------------------------------------------------------------------
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)              Identification No.)


          ONE FIRST NATIONAL PLAZA   CHICAGO, ILLINOIS                    60670
          ---------------------------------------------------------------------
                         (Address of principal executive offices)
                                        (Zip Code)


                                      312-732-4000
          ---------------------------------------------------------------------
                   (Registrant's telephone number, including area code)


                                        NO CHANGE
          ---------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X   No
    ---


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.



          Class                              Number of Shares Outstanding
-------------------------                    ----------------------------
Common Stock $1 par value                             287,331,676

                        FORM 10-Q CROSS-REFERENCE INDEX


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM 1. Financial Statements
----------------------------
                                                                           Page
                                                                           ----
     Consolidated Balance Sheet --
     March 31, 1998 and 1997, and December 31, 1997                          24

     Consolidated Income Statement --
     Three Months Ended March 31, 1998 and 1997                              25

     Consolidated Statement of Stockholders' Equity --
     Three Months Ended March 31, 1998 and 1997                              26

     Consolidated Statement of Cash Flows --
     Three Months Ended March 31, 1998 and 1997                              27

     Notes to Consolidated Financial Statements                              28

     Selected Statistical Information                                        1,
                                                                           15-18
                                                                           31-35

ITEM 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
          Condition and Results of Operations                               2-23
          -----------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                                    38
-------------------------

ITEM 2. Changes in Securities                                                38
-----------------------------

ITEM 3. Defaults Upon Senior Securities                                      38
---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders                  38
-----------------------------------------------------------

ITEM 5. Other Information                                                    38
-------------------------

ITEM 6. Exhibits and Reports on Form 8-K                                     38
----------------------------------------

Signatures                                                                   39

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

ITEM 5. Other Information
-------------------------

          None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibit 12  Statement re computation of ratio

          Exhibit 27  Financial Data Schedule


     (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1998.


          Date           Item Reported
          ----           -------------

          1/15/98 The Registrant's earnings for the quarter and year ended December 31, 1997.

          2/17/98 The Registrant's cross-border outstandings in Asian countries.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FIRST CHICAGO NBD CORPORATION
                                             --------------------------------



Date   May 15, 1998                                  Verne G. Istock
     ----------------------                  --------------------------------

                                                     Verne G. Istock
                                                Principal Executive Officer


Date   May 15, 1998                                 William J. Roberts
     ----------------------                  --------------------------------

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