Form 10-Q
period 1998-06-30
FIRST CHICAGO NBD CORP
filed 1998-08-13
CIK 70040

First Chicago NBD Corporation and Subsidiaries
Financial Supplement and Form 10-Q

Contents                                                                    Page
--------------------------------------------------------------------------------

Five-Quarter Summary of Selected Financial Information                         1

Business Segments                                                              2

Earnings Analysis                                                              7

Liquidity Risk Management                                                     12

Market Risk Management                                                        13

Credit Risk Management                                                        16

Derivative Financial Instruments                                              20

Technology Risk -- Year 2000 Compliance Issues                                21

Capital Management                                                            22

Consolidated Financial Statements                                             25

Notes to Consolidated Financial Statements                                    29

Selected Statistical Information                                              33

Form 10-Q                                                                     39


------------------------------------------------------------------------------------------------------------------------------------
F I V E - Q U A R T E R   S U M M A R Y   O F   S E L E C T E D   F I N A N C I A L   I N F O R M A T I O N
First Chicago NBD Corporation and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------

                                                     June 30        March 31       December 31      September 30      June 30
(Dollars in millions, except per-share data)            1998            1998              1997              1997         1997
------------------------------------------------------------------------------------------------------------------------------------
Quarterly Income Statement Summary
Net interest income..........................      $     884        $    861          $    872          $    899    $     925
Tax-equivalent adjustment....................             14              17                16                22           26
                                                   ---------        --------          --------          --------    ----------
 Net interest income--tax-equivalent basis...            898             878               888               921          951

Provision for credit losses..................            206             179               167               191          180
Noninterest income...........................            842             739               727               701          644
Operating expense............................            911             848               872               835          825
Net income...................................            408             383               382               385          378

------------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share
 Basic.......................................      $    1.41        $   1.32          $   1.30          $   1.28    $    1.22
 Diluted.....................................           1.38            1.30              1.28              1.26         1.20

------------------------------------------------------------------------------------------------------------------------------------
Financial Performance Ratios
Return on assets.............................           1.40%           1.38%             1.38%             1.40%        1.40%
Return on common stockholders' equity........           20.1            19.9              19.5              19.1         18.1
Return on stockholders' equity...............           19.8            19.5              19.1              18.7         17.7
Net interest margin
 Reported....................................           3.61            3.67              3.71              3.88         4.12
 Adjusted....................................           4.14            4.25              4.27              4.47         4.70
Operating efficiency ratio...................           52.4            52.4              54.0              51.5         51.7
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Information (at Quarter-End)
Assets.......................................      $ 119,781        $114,804          $114,096          $113,306    $ 112,595
Loans........................................         72,563          69,590            68,724            67,822       67,510
Deposits.....................................         69,528          68,170            68,489            67,565       68,018
Long-term debt (1)...........................         10,591          10,294            10,088             9,906        9,016
Common stockholders' equity..................          8,124           7,816             7,770             7,792        8,181
Stockholders' equity.........................          8,314           8,006             7,960             8,082        8,471
------------------------------------------------------------------------------------------------------------------------------------
Average Balance Sheet Information
Assets.......................................      $ 116,577        $112,914          $109,976          $108,950    $ 108,292
Loans........................................         69,748          67,773            66,859            66,782       66,301
Earning assets...............................         99,742          96,988            95,009            94,104       92,625
Deposits.....................................         67,723          66,346            66,416            64,859       64,586
Common stockholders' equity..................          8,059           7,781             7,709             7,893        8,279
Stockholders' equity.........................          8,249           7,971             7,951             8,183        8,569
------------------------------------------------------------------------------------------------------------------------------------
Capital Data
Common-equity-to-assets ratio................            6.8%            6.8%              6.8%              6.9%         7.3%
Regulatory leverage ratio (1)(2).............            7.6             7.6               7.8               8.2          8.6
Risk-based capital (1)(2)
 Tier 1 capital ratio........................            7.7             7.8               7.9               8.1          8.6
 Total capital ratio.........................           11.1            11.4              11.7              11.9         12.4
------------------------------------------------------------------------------------------------------------------------------------
Common Share and Stockholder Data
For the Quarter Ended
Market price
 High........................................      $101.0000        $91.6250          $85.8750          $78.8125    $ 65.6250
 Low.........................................        86.3750         71.0625           67.1250           60.7500      50.5000
 At quarter-end..............................        88.6250         88.1250           83.5000           75.2500      60.5000
Book value (at quarter-end)..................          28.23           27.21             26.87             26.62        27.08
Dividends declared per common share..........           0.44            0.44              0.44              0.40         0.40
Dividend payout ratio........................           31.9%           33.8%             34.4%             31.7%        33.3%
Average number of shares (in millions).......          287.4           288.1             290.3             296.8        306.8
Average number of shares, assuming
 full dilution (in millions).................          292.6           293.0             295.2             301.6        310.9
------------------------------------------------------------------------------------------------------------------------------------

(1)  Includes trust preferred capital securities.
(2)  December 1997 and subsequent ratios include the activities of FCCM.

BUSINESS SEGMENTS

Financial results are reported by major business lines, principally structured around the customer segments served: Regional Banking, Corporate Banking, Corporate Investments, and Credit Card.

-----------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended June 30

                                          Regional            Corp. Banking                             Other
                                           Banking           and Corp. Inv.       Credit Card        Activities
(Dollars in millions,                -------------------    -----------------  ----------------    --------------
 except where noted)                  1998        1997       1998       1997     1998    1997       1998    1997
-----------------------------------------------------------------------------------------------------------------
Net income.......................    $ 167        $ 193      $ 171     $ 120      $  70   $  67    $   -   $  (2)
Return on equity.................       19%          21%        24%       17%        20%     20%     N/M     N/M
Average assets (presecuritized)
 (in billions)...................    $39.5        $40.7      $66.9     $58.5      $17.6   $17.2    $ 0.7   $ 0.4
Average common equity
 (in billions)...................      3.5          3.6        2.8       2.8        1.4     1.3      0.4     0.6
-----------------------------------------------------------------------------------------------------------------
N/M - Not meaningful.

-----------------------------------------------------------------------------------------------------------------
                                                              Six Months Ended June 30

                                           Regional           Corp. Banking                            Other
                                           Banking            and Corp.Inv.        Credit Card      Activities
(Dollars in millions,                 -----------------       --------------      -------------    -------------
 except where noted)                  1998         1997       1998      1997       1998    1997    1998     1997
----------------------------------------------------------------------------------------------------------------
Net income.......................    $ 348        $ 357      $ 302     $ 272      $ 141   $ 140    $   -   $ (11)
Return on equity.................       20%          20%        22%       20%        21%    21%      N/M     N/M
Average assets (presecuritized)
 (in billions)...................    $39.0        $39.9      $65.7     $57.8      $17.7   $17.4    $ 0.7   $ 0.4
Average common equity
 (in billions)...................      3.5          3.6        2.8       2.8        1.4     1.3      0.2     0.7
-----------------------------------------------------------------------------------------------------------------
N/M - Not meaningful.

                   Earnings Contribution by Business Lines*
                       For the Six Months Ended June 30

                           [Pie Charts appear here]

                                                1998     1997
                   Regional Banking              44%      47%
                   Corporate Banking
                    and Corporate Investments    38%      35%
                   Credit Card                   18%      18%

                   *Excludes the Impact of Other Activities

To facilitate analysis of trends, Credit Card results are presented before the securitization of credit card receivables ("presecuritized"). For more information, see the discussion of net interest income beginning on page 8 as well as the reconciliation of reported to presecuritized results on page 34.

Business segment results are derived from the internal profitability reporting systems and reflect full allocation of all institutional and overhead items. These systems use a detailed funds transfer methodology and a capital allocation based on risk elements. The method for assigning capital to business units can be found in the "Capital Management" section, beginning on page 22.

Revenues and costs for investment management and insurance products are aligned with customers and, therefore, are reported within the appropriate business segments. Certain corporate revenues and expenses, generally unusual or one-time in nature, are included in "Other Activities."

Regional Banking
------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended              Six Months Ended
                                                                      June 30                       June 30
(Dollars in millions, except where noted)                       1998          1997             1998         1997
------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis................       $ 535         $ 561           $1,069        $1,105
Provision for credit losses..............................          29            25               48            59
Noninterest income.......................................         253           221              494           418
Noninterest expense......................................         492           445              955           889
Net income...............................................         167           193              348           357
Return on equity.........................................          19%           21%              20%           20%
Operating efficiency ratio...............................          62%           57%              61%           58%
Average loans (in billions)..............................       $34.8         $36.0           $ 34.9        $ 35.8
Average assets (in billions).............................        39.5          40.7             39.0          39.9
Average common equity (in billions)......................         3.5           3.6              3.5           3.6
------------------------------------------------------------------------------------------------------------------

Regional Banking serves four specific customer markets: general consumers, private banking and investments clients, small businesses, and middle market companies. These markets are grouped as Retail and Middle Market for financial reporting. Regional Banking contributed 44% of the Corporation's first half earnings, with net income of $348 million, and achieved a 20% return on equity.

Retail Banking
----------------------------------------------------------------------------------------------------------
                                                             Three Months Ended         Six Months Ended
                                                                  June 30                   June 30
(Dollars in millions, except where noted)                     1998       1997          1998          1997
----------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis................     $ 305      $ 327         $ 612         $ 642
Provision for credit losses..............................        11         23            31            45
Noninterest income.......................................       197        163           378           303
Noninterest expense......................................       356        317           692           639
Net income...............................................        85         93           166           161
Return on equity.........................................        21%        21%           20%           19%
Operating efficiency ratio...............................        71%        65%           70%           68%
Average loans (in billions)..............................     $15.3      $18.0         $15.7         $17.9
Average assets (in billions).............................      17.9       21.4          18.0          20.7
Average common equity (in billions)......................       1.6        1.7           1.6           1.7
----------------------------------------------------------------------------------------------------------

Net income for the Retail Banking segment was $85 million for the second quarter of 1998, with a healthy 21% return on equity. For the first six months, net income was $166 million, up slightly from that of the year-ago period. Noninterest income rose more than 20% for both periods, reflecting strong fee income growth, including investment management fees and service charges. In addition, improved credit quality substantially lowered provision expense. Noninterest expense increases, particularly in the second quarter, were due to the funding of important technology and infrastructure investments and to compensation related to fee-generating activities. Lower spread income and asset levels were primarily due to mortgage loan sales.

Middle Market Banking
-------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                     Six Months Ended
                                                                  June 30                                 June 30
(Dollars in millions, except where noted)                1998                 1997               1998               1997
-------------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis........        $ 230                $ 234              $ 457              $ 463
Provision for credit losses......................           18                    2                 17                 14
Noninterest income...............................           56                   58                116                115
Noninterest expense..............................          135                  128                263                250
Net income.......................................           82                  100                182                196
Return on equity.................................           17%                  21%                19%                20%
Operating efficiency ratio.......................           47%                  44%                46%                43%
Average loans (in billions)......................        $19.5                $18.0              $19.2              $17.9
Average assets (in billions).....................         21.6                 19.3               21.0               19.2
Average common equity (in billions)..............          1.9                  1.9                1.9                1.9
-------------------------------------------------------------------------------------------------------------------------

Net income for the Middle Market segment was $182 million in the first six months, for a return on equity of 19%. Despite higher loan volume, spread income was lower due to compressed margins. Increased provision expense in the second quarter also contributed to the decline in earnings.

Corporate Banking and Corporate Investments
-------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                       Six Months Ended
                                                                  June 30                                June 30
(Dollars in millions, except where noted)                1998                 1997               1998               1997
-------------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis........        $ 171                $ 167              $ 337              $ 333
Provision for credit losses......................           35                    1                 58                  -
Noninterest income...............................          348                  229                618                504
Noninterest expense..............................          243                  220                473                427
Net income.......................................          171                  120                302                272
Return on equity.................................           24%                  17%                22%                20%
Operating efficiency ratio.......................           47%                  56%                50%                51%
Average loans (in billions)......................        $25.9                $21.3              $24.7              $20.9
Average assets (in billions).....................         66.9                 58.5               65.7               57.8
Average common equity (in billions)..............          2.8                  2.8                2.8                2.8
-------------------------------------------------------------------------------------------------------------------------

Large corporations, institutions and governments are the principal customers of Corporate Banking, which provides credit instruments, cash management services, capital markets products and other services. Corporate Investments represents a variety of functions and businesses, including the investment account, funding, venture capital, leveraged leasing and tax-advantaged products. Together, these business lines are analogous to the "global banking" or "wholesale banking" businesses of other major U.S. banking companies. Their net income for the first half of 1998 was $302 million, representing 38% of total earnings, and return on equity was 22%.

Corporate Banking
-------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                      Six Months Ended
                                                                  June 30                                June 30
(Dollars in millions, except where noted)                1998                 1997               1998               1997
-------------------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis........        $ 140                $ 137              $ 274              $ 275
Provision for credit losses......................           34                    1                 57                  -
Noninterest income...............................          212                  148                405                328
Noninterest expense..............................          230                  209                448                404
Net income.......................................           54                   52                108                130
Return on equity.................................           11%                  10%                11%                12%
Operating efficiency ratio.......................           66%                  73%                66%                67%
Average loans (in billions)......................        $22.0                $19.7              $21.6              $19.4
Average assets (in billions).....................         43.5                 39.9               43.5               40.1
Average common equity (in billions)..............          2.1                  2.1                2.1                2.1
-------------------------------------------------------------------------------------------------------------------------

Corporate Banking posted net income of $54 million for the second quarter and $108 million for the first six months. Revenue growth was impressive-- approximately 25% for the quarter and 13% for the first half. Continued improvement in trading results and strength in syndications, capital raising, and cash management products contributed to the favorable revenue trends. Increased provision for credit losses, primarily due to charge-offs related to a limited number of Asian credits, and technology expenses offset the higher revenue.


Corporate Investments
--------------------------------------------------------------------------------------------------------
                                                       Three Months Ended              Six Months Ended
                                                             June 30                       June 30
(Dollars in millions, except where noted)              1998          1997              1998        1997
--------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis........     $  31         $  30             $  63       $  58
Provision for credit losses......................         1             -                 1           -
Noninterest income...............................       136            81               213         176
Noninterest expense..............................        13            11                25          23
Net income.......................................       117            68               194         142
Return on equity.................................        59%           42%               51%         45%
Operating efficiency ratio.......................       N/M           N/M               N/M         N/M
Average loans (in billions)......................     $ 3.9         $ 1.6             $ 3.1       $ 1.5
Average assets (in billions).....................      23.4          18.6              22.2        17.7
Average common equity (in billions)..............       0.7           0.7               0.7         0.7
--------------------------------------------------------------------------------------------------------

N/M-Not meaningful.

Corporate Investments generated net income of $194 million and return on equity of 51% for the first half of 1998. Higher leasing and securities gains, primarily in the second quarter, were key drivers of the strong revenue performance. In addition, the lower tax rate for this segment reflects the impact of tax-advantaged investments.


Credit Card
--------------------------------------------------------------------------------------------------------
                                                       Three Months Ended              Six Months Ended
(Presecuritized)                                             June 30                       June 30
(Dollars in millions, except where noted)              1998          1997              1998        1997
--------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis........     $ 354         $ 398             $ 706       $ 783
Provision for credit losses......................       292           327               575         645
Noninterest income...............................       218           188               414         382
Noninterest expense..............................       167           151               317         293
Net income.......................................        70            67               141         140
Return on equity.................................        20%           20%               21%         21%
Operating efficiency ratio.......................        29%           26%               28%         25%
Average loans (in billions)......................     $17.0         $17.2             $17.3       $17.4
Average common equity (in billions)..............       1.4           1.3               1.4         1.3
--------------------------------------------------------------------------------------------------------

The Corporation reaches customers nationally through its Credit Card business, known as First Card, which is one of the largest issuers of bank credit cards in the U.S. Net income of $141 million for the first half of 1998 was approximately one-fifth of the corporate total. Return on equity remained at 21%.

Credit quality improved, with the net charge-off rate declining to 6.9% for the second quarter from 7.6% a year ago. Fee income climbed with growth in interchange fees. Lower spread income, due to increased volumes of introductory rate products and higher solicitation costs, offset these favorable items.

Other Activities
--------------------------------------------------------------------------------------------------------
                                                      Three Months Ended       Six Months Ended
                                                            June 30                June 30
(Dollars in millions, except where noted)             1998          1997       1998        1997
--------------------------------------------------------------------------------------------------------
Net income (loss)................................     $  -          $ (2)      $  -        $(11)
Average assets (in billions).....................      0.7           0.4        0.7         0.4
--------------------------------------------------------------------------------------------------------

Net income from Other Activities includes unallocated revenue and expense as well as earnings associated with capital not required by specific business units.

EARNINGS ANALYSIS

Summary

The Corporation reported record earnings of $1.38 per share for the second quarter of 1998. Net income was $408 million, compared with $378 million, or $1.20 per share, for the year-ago quarter. Return on common stockholders' equity was 20.1%, compared with 18.1% a year ago. Earnings for the first six months of 1998 were $791 million, or $2.68 per share, up from $758 million, or $2.37 per share, a year ago.

------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended               Six Months Ended
                                                                June 30                        June 30
(Dollars in millions, except per-share data)              1998          1997               1998        1997
------------------------------------------------------------------------------------------------------------
Net interest income--tax-equivalent basis...........    $  898        $  951             $1,776      $1,858
Provision for credit losses.........................       206           180                385         367
Noninterest income..................................       842           644              1,581       1,323
Operating expense...................................       911           825              1,759       1,625
Net income..........................................       408           378                791         758

Earnings Per Share
  Basic.............................................    $ 1.41        $ 1.22             $ 2.73      $ 2.41
  Average shares (in millions)......................     287.4         306.8              287.8       309.4

  Assuming full dilution............................    $ 1.38        $ 1.20             $ 2.68      $ 2.37
  Average shares (in millions)......................     292.6         310.9              292.8       315.9

Return on assets....................................      1.40%         1.40%              1.39%       1.43%
Return on common stockholders' equity...............      20.1          18.1               20.0        17.9
------------------------------------------------------------------------------------------------------------

Second-quarter 1998 highlights were:

 .    Adjusted fee-based revenue rose 19% from a year ago, reflecting increases from all of the Corporation's business lines. Credit card fee revenue was up significantly from a year ago, a result of pricing changes included in recent marketing initiatives.

 .    Market-driven revenues were $145 million, above the targeted range of $80 million to $100 million per quarter. Combined trading profits reached $52 million, the best quarterly result in more than two years. Equity and investment securities gains totaled $93 million.

 .    The Corporation's operating efficiency ratio for the quarter was 52.4%, reflecting continued expense discipline despite increasing project and technology-driven expenditures.

 .    The provision for credit losses on a managed receivables basis was $359 million, compared with $327 million in the first quarter and $351 million for the year-ago quarter. Improvements in Credit Card were offset by higher charge-offs associated with Asian exposure.

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

When credit card receivables are sold in securitization transactions, the net interest income related to these high-yield assets is replaced by fee revenue, net of related credit losses. The average level of securitized receivables was $8.1 billion for the second quarter of 1998, compared with $8.5 billion for the second quarter of 1997.

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

For the second quarter and first six months of 1998, both adjusted net interest income and the related net interest margin were below those of a year ago. Reduced spreads in both the Credit Card and Regional Banking businesses contributed to these declines. Another contributing factor to the year-to-date comparisons was the effect of the Corporation's share repurchase plan. In addition, the increase in the average volume of thinly priced earning assets, including commercial loans and other short-term assets, contributed to the decline in net interest margin.

The following charts illustrate trends in net interest income on a tax-equivalent ("TEA") basis, and in net interest margin, both reported and adjusted, over the past five quarters.



                            Net Interest Income-TEA
                                 In Millions


            2Q97        3Q97      4Q97        1Q98        2Q98
            ----        ----      ----        ----        ----
Reported   $  951      $  921    $  888      $  878      $  898
Adjusted   $1,135      $1,103    $1,068      $1,052      $1,058



                             Net Interest Margin

            2Q97        3Q97      4Q97        1Q98        2Q98
            ----        ----      ----        ----        ----
Reported    4.12%       3.88%     3.71%       3.67%       3.61%
Adjusted    4.70%       4.47%     4.27%       4.25%       4.14%

Provision for Credit Losses

Details of the Corporation's credit risk management and performance during the quarter ended June 30, 1998, are presented in the Credit Risk Management section, beginning on page 16.

Noninterest Income

The following table provides a breakdown of the components of noninterest income for both the second quarter and first six months of 1998 compared with a year ago. In order to provide a more meaningful trend analysis, credit card fee revenue and total noninterest income exclude the amount of net fee revenue (spread income less credit costs) associated with securitized credit card receivables.

-------------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended       Percent         Six Months Ended       Percent
                                                           June 30            Increase            June 30            Increase
(Dollars in millions)                                 1998        1997       (Decrease)      1998       1997        (Decrease)
-------------------------------------------------------------------------------------------------------------------------------
Combined trading profits.........................    $ 52        $ 36            44%        $   98      $   64           53%
Equity securities gains..........................      87          46            89            145         100           45
Investment securities gains......................       6           4            50             16          29          (45)
                                                     ----        ----                       ------      ------
 Market-driven revenue...........................     145          86            69            259         193           34

Credit card fee revenue (1)......................     223         191            17            427         390            9
Fiduciary and investment management fees.........     108          99             9            214         204            5
Deposit fees (includes deficient balance fees)...     123         112            10            231         221            5
Other fee-based income...........................     160         115            39            303         219           38
                                                     ----        ----                       ------      ------
 Adjusted fee-based revenue......................     614         517            19          1,175       1,034           14

Other income.....................................      72          25           N/M            106          45          N/M
                                                     ----        ----                       ------      ------
 Adjusted noninterest income.....................    $831        $628            32         $1,540      $1,272           21
                                                     ====        ====                       ======      ======

-------------------------------------------------------------------------------------------------------------------------------

(1) Net fee revenue related to the securitized receivables, which is excluded here, totaled $11 million and $16 million for the second quarters of 1998 and 1997, respectively, and $41 million and $51 million for the six months ended 1998 and 1997, respectively.

Combined trading activities generated gains of $52 million for the second quarter of 1998, compared with gains of $36 million for the year-ago quarter. This is the best quarterly result in more than two years. Trading gains were $98 million for the first six months of 1998, compared with $64 million a year ago. Derivative and foreign-exchange trading activities contributed to the majority of the increase for both periods.

Equity securities gains were $87 million for the second quarter of 1998, compared with $46 million for the second quarter of 1997. Equity securities gains increased $45 million for the first six months of 1998 from the year-ago period. Second quarter 1998 results included a $65 million gain on the sale of a single investment in the Corporation's venture capital portfolio.

Adjusted credit card fee revenue was $223 million for the second quarter of 1998, up 17% from $191 million for the year-earlier period, and reflected pricing changes included in recent marketing initiatives.

Other fee-based income increased significantly for both the second quarter and first six months of 1998. Strong results from loan syndication activities, cash management and consumer banking activities contributed to this solid performance.

Other income in the 1998 second quarter included gains of $35 million related to the sale of leasing assets and certain retail banking facilities.

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

                             [GRAPH APPEARS HERE]

                              Noninterest Income
In Millions                       2Q97     3Q97     4Q97     1Q98     2Q98
Market-Driven Revenue               86       68       45      114      145
Adjusted Credit Card Fees          191      198      207      204      223
Serv. Chgs. & Commissions          227      235      261      251      283
Fiduciary & Inv. Mgmt. Fees         99      102      101      106      108
Other Revenue                       25       63       90       34       72
Total                              628      666      704      709      831

Operating Expense

Operating expense was $911 million for the second quarter of 1998, up 10% percent from $825 million in the year-earlier period. For the first six months of 1998, the year-over-year percentage increase was 8%.

--------------------------------------------------------------------------------------------------------
Operating Expense                      Three Months Ended   Percent        Six Months Ended    Percent
                                            June 30         Increase           June 30         Increase
(Dollars in millions)                  1998          1997   (Decrease)       1998      1997   (Decrease)
--------------------------------------------------------------------------------------------------------
Salaries and employee benefits
  Salaries..........................   $399          $354          13%     $  761    $  704           8%
  Employee benefits.................     78            72           8         156       147           6
                                       ----          ----                  ------    ------
    Total salaries and benefits.....   $477          $426          12      $  917    $  851           8
                                       ----          ----                  ------    ------
Other operating expense
  Net premises and equipment expense   $117          $115           2%     $  232    $  235          (1)%
  Purchased services................     92            75          23         169       138          22
  Marketing and public relations....     40            34          18          67        58          16
  Amortization of intangible assets.     11            18         (39)         23        36         (36)
  Telephone.........................     24            24           -          49        47           4
  Freight and postage...............     23            19          21          47        42          12
  Travel and entertainment..........     12            14         (14)         24        26          (8)
  Stationery and supplies...........     16            14          14          31        26          19
  Software expense..................     14            11          27          27        20          35
  Other.............................     85            75          13         173       146          18
                                       ----          ----                  ------    ------
    Total other operating expense...   $434          $399           9      $  842    $  774           9
                                       ----          ----                  ------    ------
    Total operating expense.........   $911          $825          10%     $1,759    $1,625           8%
                                       ====          ====                  ======    ======
--------------------------------------------------------------------------------------------------------

Several factors contributed to the year-over-year increase in operating expense for the second quarter and first six months of 1998:

 .    Continued project work related to the Corporation's Year 2000 compliance efforts as well as system integration and business reengineering initiatives.

 .    Increased marketing costs in the Credit Card business.

 .    Higher compensation expense, including bonuses and commissions related to increased fee generation, primarily in the retail and investment management businesses.

Intangible amortization expense declined in both the second quarter and first six months of 1998 as certain credit card customer lists became fully amortized.

Despite the increase in operating expense, the operating efficiency ratio for the first six months of 1998 remained at 52.4%. Overall operating expense levels and operating efficiency ratios are reflected in the following charts.

                             [GRAPHS APPEAR HERE]

                               Operating Expense

In Millions
                         2Q97         3Q97       4Q97     1Q98     2Q98
Salaries & Benefits      $426         $440       $457     $440     $477
Other Operating          $399         $395       $415     $408     $434
  Total                  $825         $835       $872     $848     $911

                           Operating Efficiency (1)
                         2Q97         3Q97       4Q97     1Q98     2Q98
                         51.7%        51.5%      54.0%    52.4%    52.4%

(1) Operating expense as a percentage of total revenue.

Applicable Income Taxes

The Corporation's income tax expense and related effective tax rate are shown in the table below.

-------------------------------------------------------------------------------------
                                              Three Months Ended     Six Months Ended
                                                   June 30               June 30
(Dollars in millions)                          1998         1997       1998      1997
-------------------------------------------------------------------------------------
Income before income taxes..............      $ 609        $ 564     $1,182    $1,132

Applicable income taxes.................        201          186        391       374

Effective tax rate......................       33.0%        33.0%      33.1%     33.0%
-------------------------------------------------------------------------------------

Tax expense included benefits from tax-exempt income and general business tax credits partially offset by the effect of nondeductible expenses, including goodwill.

LIQUIDITY RISK MANAGEMENT

Liquidity risk management encompasses the ability to meet all current and future financial obligations in a timely manner. The Corporation considers strong capital ratios, credit quality and core earnings as essential to retaining high credit ratings and, consequently, cost-effective access to market liquidity.

The Statement of Cash Flows, on page 28, presents data on cash and cash equivalents provided and used in operating, investing and financing activities.

The Corporation's ability to attract wholesale funds on a regular basis and at a competitive cost is fostered by strong ratings from the major credit rating agencies. As of June 30, 1998, the parent company and the major banking subsidiaries had the following long- and short-term debt ratings.

------------------------------------------------------------------------------------------------------------------------
                                                           Long-Term Debt        Short-Term Debt
------------------------------------------------------------------------------------------------------------------------
                                                           S&P    Moody's       S&P      Moody's
------------------------------------------------------------------------------------------------------------------------
First Chicago NBD Corporation (parent)...................  A+       A1          A-1        P-1
The Principal Banks......................................  AA-      Aa3         A-1+       P-1
------------------------------------------------------------------------------------------------------------------------

A large customer deposit base is one of the significant strengths of the Corporation's liquidity position. The Corporation has established a 35% limit on the use of wholesale purchased funds for funding core assets. As of June 30, 1998, its major banking subsidiaries collectively funded 75% of core assets with core liabilities, accessing the wholesale market for only 25% of core asset funding needs. By limiting dependence on the wholesale market, the risk of a disruption to the lending business from an adverse liquidity event is minimized.

The following table shows the total funding source mix for the periods indicated.

-----------------------------------------------------------------------------------------------------------------------
Deposits and Other Purchased Funds
At period end                               June 30         March 31      December 31     September 30        June 30
(In millions)                                  1998             1998             1997             1997           1997
-----------------------------------------------------------------------------------------------------------------------
Domestic offices
   Demand................................  $ 17,038         $ 16,440         $ 16,069         $ 16,548       $ 17,142
   Savings...............................    21,432           21,681           21,437           21,097         21,154
   Time
     Under $100,000......................     9,263            9,378            9,507            9,610          9,775
     $100,000 and over...................     5,993            5,972            5,671            5,517          5,205

Foreign offices..........................    15,802           14,699           15,805           14,793         14,742
                                           --------         --------         --------         --------       --------
         Total deposits..................    69,528           68,170           68,489           67,565         68,018

-----------------------------------------------------------------------------------------------------------------------
Federal funds purchased and securities
 under repurchase agreements.............     9,869           10,176            9,271            9,650         10,053
Commercial paper.........................     1,253            1,342            1,089            1,344            876
Other short-term borrowings..............    11,419            9,116            8,621            9,389          8,972
Long-term debt (1).......................    10,591           10,294           10,088            9,906          9,016
                                           --------         --------         --------         --------       --------
         Total other purchased funds.....    33,132           30,928           29,069           30,289         28,917
                                           --------         --------         --------         --------       --------
         TOTAL                             $102,660         $ 99,098         $ 97,558         $ 97,854       $ 96,935
                                           ========         ========         ========         ========       ========
-----------------------------------------------------------------------------------------------------------------------

(1)  Includes trust preferred capital securities.

MARKET RISK MANAGEMENT

Overview

Market risk arises from changes in interest rates, exchange rates, equity prices and commodity prices. The Corporation has risk management policies to monitor and limit exposure to market risk. Through its trading activities, the Corporation strives to take advantage of profit opportunities available in interest rate and exchange rate movements. In asset and liability management activities, policies are in place that are designed to minimize structural interest rate and foreign-exchange rate risk. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified.

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

The following table shows the value-at-risk at June 30, 1998, for trading activities and other activities, primarily certain investment securities classified as available-for-sale, that are monitored like trading risk.

Value-At-Risk

June 30, 1998  (In millions)
Individual market risks
   Interest rate......................................................................................      $26
   Exchange rate......................................................................................        2
   Equity price.......................................................................................        3
   Commodity price....................................................................................        -
   Risk reduction (due to diversification)............................................................       (3)
                                                                                                            ---

Aggregate portfolio market risk.....................................................................        $28
                                                                                                            ===

Trading revenue, which totaled $84 million for the second quarter of 1998 and $58 million for the year-ago period, includes trading profits and net interest income.

The value-at-risk calculation measures potential losses in fair value and is based on a methodology that uses a one-day holding period and a 99.87% confidence level. Value-at-risk is calculated using various statistical models and techniques for cash and derivative positions, including options. Through the use of observed statistical correlations, the Corporation has made attempts to recognize offsets across different trading portfolios. However, the reported value-at-risk remains somewhat overstated because not all offsets and correlations are fully considered in the calculation.

Structural Interest Rate Risk Management

Interest rate risk exposure from the Corporation's non-trading activities is actively managed, with the goal of minimizing the impact of interest rate volatility on current earnings and on the market value of equity. The measurement tools used to monitor the overall interest rate risk exposure of both the on- and off-balance-sheet positions include static gap analysis, earnings sensitivity modeling and market value sensitivity (value-at-risk) analysis.

Static gap analysis is a representation of the net difference between the amount of assets, liabilities, equity and off-balance-sheet instruments repricing within a cumulative calendar period. Earnings simulation analysis and value-at-risk are more dynamic measures designed to capture the interest rate risk of the embedded option positions that cannot be measured through static gap analysis. The embedded options include interest rate, prepayment and early withdrawal options, lagged interest rate changes, administered interest rate products, and certain off-balance-sheet sensitivities. These positions are complex risk positions that are difficult to offset completely and, thus, represent the primary risk of loss to the Corporation.

Earnings sensitivity analysis measures the estimated change to pretax earnings of various interest rate movements. The Corporation is modeled as an ongoing business, including assumptions on anticipated changes in balance sheet mix, planned growth, asset sales and/or asset securitizations. The base case scenario is established using current market interest rates. The comparative scenarios assume an immediate parallel shock of the current yield curve in increments of (plus/minus) 100 basis point and (plus/minus) 200 basis point rate movements. The comparative interest rate scenarios are used for analytical purposes and do not necessarily represent management's view of future market movements. Estimated earnings for each scenario are calculated over a forward-looking 12-month horizon.

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

The Corporation's policy is to limit the change in annual pretax earnings to $100 million from an immediate parallel change in interest rates of 200 basis points. As of June 30, 1998, the estimated earnings sensitivity profile was as follows:

--------------------------------------------------------------------------------------------
                                                           Immediate Change in Rates
                                                  ------------------------------------------
(In millions)                                              +200 bp            -200 bp
--------------------------------------------------------------------------------------------
Pretax earnings change...........................            $31               $(19)
--------------------------------------------------------------------------------------------

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

Access to the derivatives market is an important element in maintaining the Corporation's interest rate risk position within policy guidelines. In general, the assets and liabilities generated through ordinary business activities do not naturally create offsetting positions with respect to repricing or maturity characteristics. Using off-balance-sheet instruments, principally interest rate swaps (asset and liability management ["ALM"] derivatives), the interest rate sensitivity of specific on-balance-sheet transactions, as well as pools of assets or liabilities, is adjusted to maintain the desired interest rate risk profile. At June 30, 1998, the notional value of ALM interest rate swaps totaled $8.488 billion, including $4.737 billion against specific transactions and $3.751 billion against specific pools of assets or liabilities.


Asset and Liability Management Derivatives--Notional Principal
------------------------------------------------------------------------------------------------------
June 30, 1998                               Receive Fixed            Pay Fixed         Basis
(In millions)                               Pay Floating         Receive Floating      Swaps     Total
------------------------------------------------------------------------------------------------------
                                         Specific       Pool    Specific      Pool      Pool
                                         --------       ----    --------      ----      ----
Swaps associated with:
  Loans................................  $    -       $  461       $ 70      $  -      $   -    $  531
  Investment securities................       -            -        203         -          -       203
  Deposits.............................      20        2,488          -         -          -     2,508
  Funds borrowed (including
    long-term debt)....................   4,069            -        375       100        702     5,246
                                         ------       ------       ----      ----       ----    ------
      Total............................  $4,089       $2,949       $648      $100       $702    $8,488
                                         ======       ======       ====      ====      =====    ======
Other ALM Contracts (1).......................................................................  $2,161
                                                                                                ======
------------------------------------------------------------------------------------------------------

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

Substantially all ALM interest rate swaps are standard swap contracts. Contractual maturities and weighted average pay and receive rates for the ALM swap position at June 30, 1998, are summarized below. The variable interest rates--which generally are the prime rate, federal funds rate or the one-month, three-month and six-month London interbank offered rates ("LIBOR") in effect on the date of repricing--are assumed to remain constant. However, the variable interest rates will change and consequently will affect the related weighted average information presented in the table.

--------------------------------------------------------------------------------------------
Asset and Liability Management Swaps--Maturities and Rates
(Dollars in millions)          1998     1999     2000     2001    2002   Thereafter    Total
--------------------------------------------------------------------------------------------
Receive fixed/pay
  floating swaps
    Notional amount.......   $  867   $2,127   $  779   $1,210   $ 386     $1,669     $7,038
    Weighted average
      Receive rate........     6.21%    5.99%    6.17%    6.68%   7.56%      6.62%      6.39%
      Pay rate............     5.78%    5.78%    5.80%    5.80%   5.83%      5.80%      5.79%

Pay fixed/receive
  floating swaps
    Notional amount.......   $   50   $   87   $  241   $   37   $ 291     $   42     $  748
    Weighted average
      Receive rate........     5.84%    5.81%    5.72%    5.81%   5.77%      5.78%      5.76%
      Pay rate............     8.15%    7.91%    6.56%    7.46%   6.48%      7.34%      6.88%

Basis swaps
  Notional amount.........   $  150   $  355   $  197   $    -   $   -     $    -     $  702
  Weighted average
    Receive rate..........     5.79%    5.79%    5.78%       -       -          -       5.79%
    Pay rate..............     5.78%    5.77%    5.78%       -       -          -       5.77%
--------------------------------------------------------------------------------------------
Total notional amount.....   $1,067   $2,569   $1,217   $1,247   $ 677     $1,711     $8,488
--------------------------------------------------------------------------------------------

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

----------------------------------------------------------------------------------------------------------
Selected Statistical Information                 June 30   March 31   December 31   September 30   June 30
(Dollars in millions)                               1998       1998          1997           1997      1997
----------------------------------------------------------------------------------------------------------
At period-end
 Loans outstanding.............................  $72,563    $69,590       $68,724        $67,822   $67,510
 Nonperforming loans...........................      293        352           311            330       329
 Other real estate, net........................       13         12            15             15        14
 Nonperforming assets..........................      306        364           326            345       343
 Allowance for credit losses...................    1,408      1,408         1,408          1,408     1,408
 Nonperforming assets/loans outstanding
  and other real estate, net...................      0.4%       0.5%          0.5%           0.5%      0.5%
 Allowance for credit losses/loans
  outstanding..................................      1.9        2.0           2.0            2.1       2.1
 Allowance for credit losses/nonperforming
  loans........................................      481        400           453            427       428

For the quarter ended
 Average loans.................................  $69,748    $67,773       $66,859        $66,782   $66,301
 Net charge-offs...............................      206        179           167            191       180
 Net charge-offs/average loans.................      1.2%       1.1%          1.0%           1.1%      1.1%
----------------------------------------------------------------------------------------------------------

For analytical purposes, the Corporation's portfolio is divided into commercial (domestic and foreign) and consumer (credit card and other consumer) segments.

------------------------------------------------------------------------------------------------------------------------------
                                                  June 30          March 31      December 31     September 30          June 30
Loan Composition (In millions)                       1998              1998             1997             1997             1997
------------------------------------------------------------------------------------------------------------------------------
Commercial risk
  Domestic
    Commercial.........................           $31,638           $30,020          $28,939          $27,685          $27,851
    Real estate
      Construction.....................             1,480             1,402            1,380            1,292            1,272
      Other............................             5,315             5,257            5,324            5,269            5,309
    Lease financing....................             2,204             2,192            2,144            2,003            1,954
  Foreign..............................             4,971             5,060            4,515            4,168            4,362
                                                  -------           -------          -------          -------          -------
        Total commercial...............            45,608            43,931           42,302           40,417           40,748
                                                  -------           -------          -------          -------          -------
Consumer risk
  Credit cards.........................             9,246             8,952            9,693            9,720            9,031
  Secured by real estate (1)...........            10,363             9,192            8,911            9,715            9,698
  Automotive (2).......................             3,558             3,814            4,040            4,203            4,306
  Other................................             3,788             3,701            3,778            3,767            3,727
                                                  -------           -------          -------          -------          -------
        Total consumer.................            26,955            25,659           26,422           27,405           26,762
                                                  -------           -------          -------          -------          -------
        Total..........................           $72,563           $69,590          $68,724          $67,822          $67,510
                                                  =======           =======          =======          =======          =======
------------------------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------
Allowance for Credit Losses              June 30           March 31         December 31       September 30       June 30
(In millions)                               1998               1998                1997               1997          1997
------------------------------------------------------------------------------------------------------------------------
Balance, beginning of quarter......       $1,408             $1,408              $1,408             $1,408        $1,408
------------------------------------------------------------------------------------------------------------------------

Provision for credit losses........          206                179                 167                191           180
------------------------------------------------------------------------------------------------------------------------

Charge-offs
  Commercial
    Domestic
      Commercial...................           32                 30                  31                 39            33
      Real estate..................            2                  1                   1                  3             4
      Lease financing..............            2                  2                   1                  2             -
    Foreign........................           30                 10                   -                  -             -
  Consumer
    Credit card....................          162                160                 161                159           170
    Other..........................           24                 30                  32                 29            27
                                          ------             ------              ------             ------        ------
      Total charge-offs............          252                233                 226                232           234

------------------------------------------------------------------------------------------------------------------------
Recoveries
  Commercial
    Domestic
      Commercial...................            8                 15                  23                  9            21
      Real estate..................            3                  4                   4                  7             6
      Lease financing..............            1                  -                   -                  -             1
    Foreign........................            -                  -                   9                  1             -
  Consumer
    Credit card (1)................           24                 25                  14                 15            15
    Other..........................           10                 10                   9                  9            11
                                          ------             ------              ------             ------        ------
      Total recoveries.............           46                 54                  59                 41            54
------------------------------------------------------------------------------------------------------------------------
Net charge-offs....................          206                179                 167                191           180
                                          ------             ------              ------             ------        ------
Balance, end of quarter............       $1,408             $1,408              $1,408             $1,408        $1,408
                                          ======             ======              ======             ======        ======
------------------------------------------------------------------------------------------------------------------------

(1) Includes amounts related to the sale of recovery rights for both the first and second quarter of 1998. Second quarter 1998 results include $5 million, and first quarter 1998 includes $12 million of such sales.

Nonperforming Assets

Nonperforming assets at June 30, 1998, were $306 million, or 0.4% of total loans and other real estate, compared with $326 million, or 0.5% at December 31, 1997. The following charts illustrate the trends in this area for the periods indicated.

Nonperforming Assets-Period End
(IN MILLIONS)
[Bar Chart Appears Here]

           6/30/97    9/30/97    12/31/97    3/31/98    6/30/98
 .Loans      $329       $330        $311       $352       $293

 .OREO       $ 14       $ 15        $ 15       $ 12       $ 13

 .Total      $343       $345        $326       $364       $306
Nonperforming Assets as a Percentage of
Loans and Other Real Estate-Period End
[Bar Chart Appears Here]

 6/30/97     0.5%
 9/30/97     0.5%
12/31/97     0.5%
 3/31/98     0.5%
 6/30/98     0.4%

Consumer Risk Management

-----------------------------------------------------------------------------------------------------
Consumer Loans                                 June 30  March 31  December 31  September 30  June 30
(In millions)                                     1998      1998         1997          1997     1997
-----------------------------------------------------------------------------------------------------
Credit card loans............................   $ 9,246   $ 8,952      $ 9,693       $ 9,720  $ 9,031
Securitized credit card receivables..........     7,914     8,264        8,639         7,847    8,221
                                                -------   -------      -------       -------  -------

   Total managed credit card receivables.....    17,160    17,216       18,332        17,567   17,252

Other consumer loans
 Secured by real estate (1)..................    10,363     9,192        8,911         9,715    9,698
 Automotive (2)..............................     3,558     3,814        4,040         4,203    4,306
 Other.......................................     3,788     3,701        3,778         3,767    3,727
                                                -------    ------      -------       -------  -------

   Other consumer loans......................    17,709    16,707       16,729        17,685   17,731
                                                -------    -------     -------       -------   ------

   Total managed consumer loans................ $34,869   $33,923      $35,061       $35,252  $34,983
                                                =======   =======      =======       =======  =======
-----------------------------------------------------------------------------------------------------

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

Credit card receivables represent the most significant risk element in the consumer portfolio. The net charge-off rate for credit card receivables was 6.9% for the second quarter of 1998, down from 7.6% for the year-ago quarter but up seasonally from 6.7% for the first quarter of 1998. The Corporation continues to aggressively manage its credit and collection policies in this business.

---------------------------------------------------------------------------------------------------------------------------------
Credit Card Receivables                                                     Three Months Ended
                                                  June 30        March 31          December 31       September 30         June 30
(Dollars in millions)                                1998            1998                 1997               1997            1997
---------------------------------------------------------------------------------------------------------------------------------
Average balances:
Credit card loans............................     $ 8,992         $ 9,081              $ 8,894            $ 9,147         $ 8,613
Securitized credit card receivables..........       8,136           8,501                8,505              8,092           8,460
                                                  -------         -------              -------            -------         -------
     Total average managed credit card
      receivables............................     $17,128         $17,582              $17,399            $17,239         $17,073
                                                  =======         =======              =======            =======         =======

Total net charge-offs (including
  securitizations)...........................     $   292         $   283              $   308            $   293         $   326
                                                  =======         =======              =======            =======         =======

Net charge-offs/average total managed
  receivables (1)............................         6.9%            6.7%                 7.1%               6.8%            7.6%
                                                  =======         =======              =======            =======         =======

Credit Card Delinquency Rate--
  Managed Receivables-Period End
    30 or more days..........................         3.7%            4.1%                 4.3%               4.5%            4.3%
    90 or more days..........................         1.5             1.8                  1.7                1.8             1.7
---------------------------------------------------------------------------------------------------------------------------------

(1) June 30, 1998, and March 31, 1998, excludes $5 million and $12 million, respectively, from the sale of recovery rights related to charged-off accounts.

Credit card receivables generally are charged off no later than 180 days past due, or earlier in the event of bankruptcy.

Commercial Risk Management

The commercial risk portfolio includes all domestic and foreign commercial credit exposure. Credit exposure includes the credit risks associated with both on- and off-balance-sheet financial instruments.

Commercial loans totaled $45.6 billion at June 30, 1998, up 8% from December 31, 1997, and up 12% from June 30, 1997.

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

During the second quarter, net charge-offs in the commercial portfolio were $54 million, a portion of which was due to Asian-related exposure. Nonperforming commercial assets totaled $306 million at June 30, 1998, compared with $343 million a year ago and $326 million at year-end 1997.

Commercial Real Estate

Commercial real estate loans include loans secured by real estate as well as certain loans that are real estate-related. A loan is categorized as real estate-related when 80% or more of the borrower's revenues are derived from real estate activities and the loan is not collateralized by cash or marketable securities.

Commercial real estate loans totaled $6.8 billion at June 30, 1998, compared with $6.6 billion a year ago and $6.7 billion at year-end 1997.

During the second quarter, net recoveries in the commercial real estate portfolio were $1 million. Nonperforming commercial real estate assets, including other real estate, totaled $72 million at June 30, 1998, compared with $85 million a year ago and $77 million at year-end 1997.

Foreign Outstandings

The table below presents a breakout of foreign outstandings for June 30, 1998, and December 31, 1997, where such outstandings exceed 1.0% of total assets. The amounts have been prepared using the Federal Financial Institutions Examination Council's reporting guidelines. Under these guidelines, local country claims, which include both local and nonlocal currency activity, are reported net of local country liabilities. Included in claims are loans, balances with banks, acceptances, securities, equity investments, current credit exposure under derivative contracts - net of master netting agreements, accrued interest, and other monetary assets.

------------------------------------------------------------------------------------------------------------------------------------
                                                    Cross-Border Claims
                                        -------------------------------------------
                                                                                                                    Total Cross
                                                          Governments                           Net Local           Border & Net
                                                           & Official                            Country            Local Country
(In millions)                            Banks            Institutions        Other              Claims                Claims
----------------------------------------------------------------------------------------------------------------------------------
Japan (1).......  June 30, 1998         $2,317              $    -            $465               $   -                  $2,782
                  Dec. 31, 1997          4,225                   -             386                   -                   4,611
France..........  June 30, 1998          1,775                 233             164                   -                   2,172
                  Dec. 31, 1997          1,137                 231             249                   -                   1,617
Germany (2).....  June 30, 1998            926                 305             120                   -                   1,351
                  Dec. 31, 1997              *                   *               *                   *                       *
Korea (3).......  June 30, 1998              *                   *               *                   *                       *
                  Dec. 31, 1997            570                  10             685                 256                   1,521
----------------------------------------------------------------------------------------------------------------------------------

(1) At June 30, 1998, and December 31, 1997, net local country claims were reduced by local country liabilities of $132 million and $83 million, respectively.

(2) At June 30, 1998, net local country claims were reduced by local country liabilities of $121 million.

(3) At December 31, 1997, net local country claims were reduced by local country liabilities of $31 million.

*  Represents less than 1% of total assets.

At June 30, 1998, the only countries for which cross-border and net local country claims totaled between 0.75% and 1.0% of total assets were the United Kingdom and Korea. Such outstandings totaled $1.958 billion.

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

The Corporation uses interest rate derivative financial instruments to reduce structural interest rate risk and the volatility of net interest margin. The net interest margin reflects the effective use of these derivatives. Without their use, net interest income would have been lower by $5 million for the second quarter of 1998 and by $10 million for the second quarter of 1997.

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

The table below shows the impact of these master netting agreements at June 30, 1998, and December 31, 1997:

-------------------------------------------------------------------------------------------------------------
                                                                                     June 30      December 31
(In millions)                                                                           1998             1997
-------------------------------------------------------------------------------------------------------------
Gross replacement cost...................................................            $14,905          $14,675
 Less: Adjustment due to master netting agreements.......................             10,572           10,035
                                                                                     -------          -------
Current credit exposure..................................................              4,333            4,640
 Less: Unrecognized net gains due to nontrading activity.................                 83               93
                                                                                     -------          -------
Balance sheet exposure...................................................            $ 4,250          $ 4,547
                                                                                     =======          =======
-------------------------------------------------------------------------------------------------------------



The $4.3 billion of total current credit exposure at June 30, 1998, represents the total loss that the Corporation would have suffered had every counterparty been in default on that date. This amount is reduced by any unrealized and unrecognized gains on derivatives used in asset and liability management activities to arrive at the balance sheet exposure.

Since a derivative's replacement cost, measured by its fair value, is subject to change over the contract's life, the Corporation's evaluation of credit risk incorporates potential increases to the contract's fair value. Potential exposure is calculated with a statistical model that estimates changes over time in exchange rates, interest rates and other relevant factors using a 95% confidence level. This potential credit exposure is calculated on a portfolio basis, incorporating master netting agreements as well as any natural offsets that exist between contracts within the customer's portfolio. In total, the potential credit exposure was approximately $8.0 billion higher than the current exposure at June 30, 1998, and $6.9 billion higher at December 31, 1997.

YEAR 2000 COMPLIANCE ISSUES

The Corporation has established an overall plan to address systems-related Year 2000 issues. The plan calls for either system modification to, or replacement of, nearly 800 existing business system applications. The cost of the Year 2000 compliance program is estimated at $125 million, of which approximately $79 million was incurred by June 30, 1998. Such costs are charged to expense as incurred. The Corporation currently anticipates that substantially all of the remaining systems remediation, including testing and returning applications to production, will be completed by the end of 1998. Testing of internal and external systems interfaces started in mid 1998 and will continue into 1999.

A contingency plan has been established for critical business system applications to mitigate potential problems/delays associated with either new system replacements or established vendor delivery dates. The Corporation, however, continues to bear some risk related to the Year 2000 issue and could be adversely affected if other entities (e.g., vendors and customers) not affiliated with the Corporation do not appropriately address their Year 2000 compliance issues. The Corporation is working extensively with outside entities to ensure that their systems will be Year 2000 compliant.

CAPITAL MANAGEMENT

--------------------------------------------------------------------------------------------------------------------------------
Selected Capital Ratios                 June 30   March 31   December 31   September 30   June 30                      Corporate
                                           1998       1998          1997           1997     1997                       Guideline
--------------------------------------------------------------------------------------------------------------------------------
Common equity/total assets............      6.8%       6.8%          6.8%           6.9%      7.3%                           N/A
Tangible common equity ratio..........      6.4        6.5           6.5            6.5       6.9                            N/A
Stockholders' equity/total assets.....      6.9        7.0           7.0            7.1       7.5                            N/A
Risk-based capital ratios (1)(2)
    Tier 1............................      7.7        7.8           7.9            8.1       8.6                           7-8%
    Total.............................     11.1       11.4          11.7           11.9      12.4                         11-12%
Regulatory leverage ratio (1)(2)......      7.6        7.6           7.8            8.2       8.6                         5.5-7%
Double leverage ratio (2).............      116        117           117            118       111     less than or equal to 120%
Dividend payout ratio.................     31.9       33.8          34.4           31.7      33.3                         30-40%
--------------------------------------------------------------------------------------------------------------------------------

(1)  December 1997 and subsequent ratios include activities of FCCM.
(2)  Includes trust preferred capital securities.
N/A - Not Applicable.

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

The Corporation has established a Tier 1 capital target necessary to provide management flexibility while maintaining an adequate capital base for its overall risk profile, as measured by the economic capital framework. The long-term target for the Tier 1 ratio is 7% to 8%. This ratio, currently managed to average 8% over the course of a year, is used for line of business capital allocations. Excess capital, defined as common equity above that required for the 8% Tier 1 target, is available for investments and acquisitions. If attractive long-term opportunities are not available over time in core businesses, management intends to return excess capital to stockholders, typically by way of stock repurchase programs and/or dividend increases.

Other Capital Activities

On April 10, 1998, the Corporation rescinded its stock repurchase program due to the pending merger with BANC ONE CORPORATION.

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

                  Tier 1 and Total Capital Ratios--Period End

                           [BAR GRAPH APPEARS HERE]

                                  6/30/97   12/30/97   6/30/98
                                  -------   --------   -------
Tier 1..........................    8.6%      7.9%       7.7%
Total...........................   12.4%     11.7%      11.1%
Regulatory Guidelines (Tier 1)..    6.0%      6.0%       6.0%
Regulatory Guidelines (Total)...   10.0%     10.0%      10.0%

The following table shows the components of the Corporation's regulatory risk-based capital and risk-weighted assets for the periods indicated.

-----------------------------------------------------------------------------------
                                                   June 30   December 31    June 30
(In millions)                                         1998          1997       1997
-----------------------------------------------------------------------------------
Regulatory Risk-Based Capital
Tier 1 capital................................     $  8,848     $  8,541   $  8,930
Tier 2 capital and other adjustments..........        3,930        4,118      4,009
                                                   --------     --------   --------
 Total capital................................     $ 12,778     $ 12,659   $ 12,939
                                                   ========     ========   ========

Total risk-weighted assets....................     $114,772     $108,583   $104,095
                                                   ========     ========   ========
-----------------------------------------------------------------------------------

Included in Tier 1 capital are trust preferred capital securities totaling $996 million for each of the periods shown above.

----------------------------------------------------------------------------------
Intangible Assets                                  June 30   December 31   June 30
(In millions)                                         1998          1997      1997
----------------------------------------------------------------------------------
Goodwill......................................       $ 401         $ 365     $ 381
Other nonqualifying intangibles...............           2             3         3
                                                     -----         -----     -----
 Subtotal.....................................         403           368       384
Qualifying intangibles........................          72            64        52
                                                     -----         -----     -----
 Total intangibles............................       $ 475         $ 432     $ 436
                                                     =====         =====     =====
----------------------------------------------------------------------------------

Tier 1 and total capital have been reduced by goodwill and other nonqualifying intangible assets, which totaled $403 million at June 30, 1998, $368 million at December 31, 1997, and $384 million at June 30, 1997.

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

------------------------------------------------------------------------------------------------------------
                                                        NBD                                           NBD
                                          FNBC        Michigan            FCCNB         ANB         Indiana
------------------------------------------------------------------------------------------------------------
June 30, 1998
Risk-based capital ratios
   Tier 1 capital...................       7.6%          8.1%             12.7%          8.2%          8.7%
   Total capital....................      11.2          11.7              15.2          11.2          11.7

Regulatory leverage ratio...........       7.5           8.0              13.3           8.9           8.0
------------------------------------------------------------------------------------------------------------
                                                        NBD                                           NBD
                                          FNBC        Michigan            FCCNB         ANB         Indiana
------------------------------------------------------------------------------------------------------------
December 31, 1997
Risk-based capital ratios
   Tier 1 capital...................       7.7%          9.0%             11.6%          8.5%          8.4%
   Total capital....................      11.0          13.5              14.3          11.7          11.3

Regulatory leverage ratio...........       7.6           8.9              12.6           9.3           7.8
------------------------------------------------------------------------------------------------------------
                                                        NBD                                           NBD
                                          FNBC        Michigan            FCCNB         ANB         Indiana
------------------------------------------------------------------------------------------------------------
June 30, 1997
Risk-based capital ratios
  Tier 1 capital....................       7.6%          9.9%             11.7%          8.4%          9.8%
  Total capital.....................      11.3          14.3              14.5          11.6          11.1

Regulatory leverage ratio...........       7.4          10.0              12.2           9.2           9.0
------------------------------------------------------------------------------------------------------------

Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under the new market risk requirements, capital is allocated to support the amount of market risk related to ongoing trading activities. The June 30, 1998, capital ratios for the Corporation and FNBC have been prepared using the new market risk rules. The other banking units were not subject to the market risk rules, due to their limited trading activities.


First Chicago NBD Corporation and Subsidiaries
Consolidated Balance Sheet
---------------------------------------------------------------------------------------------------------------------------
                                                                                    June 30     December 31         June 30
(Dollars in millions)                                                                  1998            1997            1997
---------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks.....................................................   $      8,049    $      7,223    $      7,969
Interest-bearing due from banks.............................................          5,588           6,904           7,705
Federal funds sold and securities under resale agreements...................          7,982           8,501           8,185
Trading assets..............................................................          4,128           4,198           4,752
Derivative product assets...................................................          4,250           4,547           3,761
Securities available for sale...............................................         12,604           9,330           8,265
Loans (net of unearned income--$937, $961 and $954, respectively)...........         72,563          68,724          67,510
   Less allowance for credit losses.........................................         (1,408)         (1,408)         (1,408)
                                                                               ------------    ------------    ------------
   Loans, net...............................................................         71,155          67,316          66,102
Premises and equipment......................................................          1,448           1,439           1,407
Customers' acceptance liability.............................................            366             708             661
Other assets................................................................          4,211           3,930           3,788
                                                                               ------------    ------------    ------------
      Total assets..........................................................   $    119,781    $    114,096    $    112,595
                                                                               ============    ============    ============
---------------------------------------------------------------------------------------------------------------------------

Liabilities
Deposits
   Demand...................................................................   $     17,038    $     16,069    $     17,142
   Savings..................................................................         21,432          21,437          21,154
   Time.....................................................................         15,256          15,178          14,980
   Foreign offices..........................................................         15,802          15,805          14,742
                                                                               ------------    ------------    ------------
      Total deposits........................................................         69,528          68,489          68,018
Federal funds purchased and securities under repurchase agreements..........          9,869           9,271          10,053
Other short-term borrowings.................................................         12,672           9,710           9,848
Long-term debt..............................................................          9,595           9,092           8,020
Guaranteed preferred beneficial interest in the Corporation's junior                    996             996             996
 subordinated debt..........................................................
Acceptances outstanding.....................................................            366             708             661
Derivative product liabilities..............................................          4,307           4,616           3,844
Other liabilities...........................................................          4,134           3,254           2,684
                                                                               ------------    ------------    ------------
      Total liabilities.....................................................        111,467         106,136         104,124
---------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock.............................................................            190             190             290
Common stock--$1 par value..................................................            320             320             320

                                        June 30, 1998   Dec. 31, 1997   June 30, 1997
                                        -------------   -------------   -------------
      Number of shares authorized.......  750,000,000     750,000,000     750,000,000
      Number of shares issued...........  319,508,976     319,509,114     319,509,163
      Number of shares outstanding......  287,743,039     289,137,449     302,064,635

Surplus.....................................................................          1,948           1,966           1,985
Retained earnings...........................................................          7,977           7,446           6,933
Accumulated other adjustments to stockholders' equity.......................             66              55              24
Deferred compensation.......................................................           (112)            (79)            (87)
Treasury stock at cost--31,765,937; 30,371,665; and 17,444,528 shares,               (2,075)         (1,938)           (994)
 respectively...............................................................   ------------    ------------    ------------
      Stockholders' equity..................................................          8,314           7,960           8,471
                                                                               ------------    ------------    ------------
      Total liabilities and stockholders' equity............................   $    119,781    $    114,096    $    112,595
                                                                               ============    ============    ============
---------------------------------------------------------------------------------------------------------------------------


First Chicago NBD Corporation and Subsidiaries
Consolidated Income Statement
------------------------------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended          Six Months Ended
                                                                                        June 30                   June 30
(In millions, except per-share data)                                              1998          1997          1998        1997
------------------------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees.....................................................      $1,501        $1,484        $2,961      $2,885
Bank balances.............................................................          85           114           186         210
Federal funds sold and securities under resale agreements.................          99            77           188         142
Trading assets............................................................          68            67           139         136
Securities available for sale--taxable....................................         133            89           253         167
Securities available for sale--tax-exempt.................................          25            29            48          54
                                                                                ------        ------        ------      ------
     Total................................................................       1,911         1,860         3,775       3,594
------------------------------------------------------------------------------------------------------------------------------

Interest Expense
Deposits..................................................................         562           544         1,120       1,043
Federal funds purchased and securities under repurchase agreements........         141           124           283         238
Other short-term borrowings...............................................         154           121           285         223
Long-term debt............................................................         170           146           342         289
                                                                                ------        ------        ------      ------
     Total................................................................       1,027           935         2,030       1,793
------------------------------------------------------------------------------------------------------------------------------

Net Interest Income.......................................................         884           925         1,745       1,801
Provision for credit losses...............................................         206           180           385         367
                                                                                ------        ------        ------      ------
Net Interest Income After Provision for Credit Losses.....................         678           745         1,360       1,434
------------------------------------------------------------------------------------------------------------------------------

Noninterest Income
Combined trading profits..................................................          52            36            98          64
Equity securities gains...................................................          87            46           145         100
Investment securities gains...............................................           6             4            16          29
                                                                                ------        ------        ------      ------
     Market-driven revenue................................................         145            86           259         193
                                                                                ------        ------        ------      ------

Credit card fee revenue...................................................         234           207           468         441
Fiduciary and investment management fees..................................         108            99           214         204
Service charges and commissions...........................................         283           227           534         440
                                                                                ------        ------        ------      ------
     Fee-based revenue....................................................         625           533         1,216       1,085
                                                                                ------        ------        ------      ------
Other income..............................................................          72            25           106          45
                                                                                ------        ------        ------      ------
     Total................................................................         842           644         1,581       1,323
------------------------------------------------------------------------------------------------------------------------------

Noninterest Expense
Salaries and employee benefits............................................         477           426           917         851
Net premises and equipment expense........................................         117           115           232         235
Other.....................................................................         317           284           610         539
                                                                                ------        ------        ------      ------
     Total................................................................         911           825         1,759       1,625
------------------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes................................................         609           564         1,182       1,132
Applicable income taxes...................................................         201           186           391         374
                                                                                ------        ------        ------      ------
Net Income................................................................      $  408        $  378        $  791      $  758
                                                                                ======        ======        ======      ======
Net Income Attributable to Common Stockholders' Equity....................      $  404        $  373        $  785      $  746
                                                                                ======        ======        ======      ======
------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share
     Basic................................................................       $1.41         $1.22         $2.73       $2.41
     Diluted..............................................................       $1.38         $1.20         $2.68       $2.37
------------------------------------------------------------------------------------------------------------------------------


First Chicago NBD Corporation and Subsidiaries
Consolidated Statement of Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------

Six Months Ended June 30
(In millions)                                                                                       1998             1997
------------------------------------------------------------------------------------------------------------------------------
Preferred Stock
   Balance, beginning of period.........................................................         $   190         $   444
   Conversion of preferred stock........................................................               -            (154)
                                                                                                 -------         -------
   Balance, end of period...............................................................             190             290
                                                                                                 -------         -------

Common Stock
   Balance, beginning of period.........................................................             320             320
   Issuance of stock....................................................................               -               -
                                                                                                 -------         -------
   Balance, end of period...............................................................             320             320
                                                                                                 -------         -------

Capital Surplus
   Balance, beginning of period.........................................................           1,966           2,149
   Issuance of treasury stock...........................................................             (48)            (55)
   Conversion of preferred stock........................................................               -            (138)
   Other................................................................................              30              29
                                                                                                 -------         -------
   Balance, end of period...............................................................           1,948           1,985
                                                                                                 -------         -------

Retained Earnings
   Balance, beginning of period.........................................................           7,446           6,433
   Net income...........................................................................             791             758
   Cash dividends declared on common stock..............................................            (254)           (246)
   Cash dividends declared on preferred stock...........................................              (6)            (12)
                                                                                                 -------         -------
   Balance, end of period...............................................................           7,977           6,933
                                                                                                 -------         -------

Accumulated Other Adjustments To Stockholders' Equity
   Fair Value Adjustment on Securities Available for Sale
   Balance, beginning of period.........................................................              49              38
   Change in fair value (net of taxes) and other........................................              11             (20)
                                                                                                 -------         -------
   Balance, end of period...............................................................              60              18
                                                                                                 -------         -------

   Accumulated Translation Adjustment
   Balance, beginning of period.........................................................               6               7
   Translation gain (loss), net of taxes................................................               -              (1)
                                                                                                 -------         -------
   Balance, end of period...............................................................               6               6
                                                                                                 -------         -------
Total Accumulated Other Adjustments To Stockholders' Equity.............................              66              24
                                                                                                 -------         -------

Deferred Compensation
   Balance, beginning of period.........................................................             (79)            (58)
   Awards granted, net..................................................................             (56)            (42)
   Amortization of deferred compensation................................................              29              19
   Other................................................................................              (6)             (6)
                                                                                                 -------         -------
   Balance, end of period...............................................................            (112)            (87)
                                                                                                 -------         -------

Treasury Stock
   Balance, beginning of period.........................................................          (1,938)           (326)
   Purchase of common stock.............................................................            (229)         (1,056)
   Conversion of preferred stock........................................................               -             292
   Issuance of stock....................................................................              92              96
                                                                                                 -------         -------
   Balance, end of period...............................................................          (2,075)           (994)
                                                                                                 -------         -------

Total Stockholders' Equity, end of period...............................................         $ 8,314         $ 8,471
                                                                                                 =======         =======

Total Net Income and Accumulated Other Adjustments To Stockholders' Equity..............         $   802         $   737
                                                                                                 =======         =======
------------------------------------------------------------------------------------------------------------------------

First Chicago NBD Corporation and Subsidiaries
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30
(In millions)                                                                                        1998            1997
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities

Net income.................................................................................        $    791        $   758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization...........................................................              95            123
   Provision for credit losses.............................................................             385            367
   Equity securities gains.................................................................            (145)          (100)
   Net (increase) decrease in net derivative product balances..............................             (12)           304
   Net (increase) decrease in trading assets...............................................               4            (16)
   Net (increase) decrease in loans held for sale..........................................            (146)            60
   Net (increase) decrease in accrued income receivable....................................              17            (36)
   Net increase (decrease) in accrued expenses payable.....................................             823            (50)
   Net (increase) decrease in other assets.................................................              50           (471)
   Other noncash adjustments...............................................................             (34)           (36)
                                                                                                   --------        -------
   Total adjustments.......................................................................           1,037            145

Net cash provided by operating activities..................................................           1,828            903
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities

Net (increase) decrease in federal funds sold and securities under resale agreements.......             519         (3,988)
Purchase of investment securities--available-for-sale......................................         (10,026)        (5,220)
Purchase of equity securities--fair value..................................................          (1,165)           (51)
Proceeds from maturities of debt securities--available-for-sale............................             995            639
Proceeds from sales of investment securities--available-for-sale...........................           5,945          3,478
Proceeds from sales of equity securities--fair value.......................................           1,174            126
Net (increase) in loans....................................................................          (4,362)        (1,600)
Loan recoveries............................................................................             101             92
Net proceeds from sales of assets held for accelerated disposition.........................               -              1
Purchases of premises and equipment........................................................            (121)           (88)
Proceeds from sales of premises and equipment..............................................              72              9
Net cash and cash equivalents due to acquisitions and dispositions.........................             (27)             -
                                                                                                   --------        -------
Net cash (used in) investing activities....................................................          (6,895)        (6,602)
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities

Net increase in deposits...................................................................             799          4,367
Net increase in federal funds purchased and securities under repurchase
   agreements..............................................................................             597          2,193
Net increase in other short-term borrowings................................................           2,962          2,276
Proceeds from issuance of long-term debt...................................................           9,908          5,578
Repayment of long-term debt................................................................          (9,411)        (4,922)
Net (decrease) in other liabilities........................................................            (194)           (47)
Dividends paid.............................................................................            (271)          (265)
Repurchase of common stock.................................................................            (229)        (1,056)
                                                                                                   --------        -------
Net cash provided by financing activities..................................................           4,161          8,124
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents...............................             416            (48)
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents.......................................            (490)         2,377

Cash and cash equivalents at beginning of period...........................................          14,127         13,297
                                                                                                   --------        -------

Cash and cash equivalents at end of period.................................................        $ 13,637        $15,674
                                                                                                   ========        =======
--------------------------------------------------------------------------------------------------------------------------

For purposes of this statement, cash and cash equivalents consist of cash and due from banks, whether interest-bearing or not. In the first quarter of 1997, $154 million of the Corporation's 53/4% Cumulative Convertible Preferred Stock, Series B, was converted into common stock; such issuance was redeemed in April 1997.

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

Note 2
------

In December 1997, the Corporation adopted SFAS No. 128 "Earnings Per Share," as required, and all prior periods presented were restated. Basic EPS is computed by dividing income available to common stockholders by the average number of common shares outstanding for the period. The Statement also requires presentation of EPS assuming full dilution. The diluted EPS calculation includes net shares that may be issued under the Employee Stock Purchase and Savings Plan, outstanding stock options, and common shares that would result from the conversion of convertible preferred stock. In the diluted calculation, income available to common stockholders is not reduced by preferred stock dividend requirements related to convertible preferred stock, since such dividends would not be paid if the preferred stock were converted to common stock.

---------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended     Six Months Ended
                                                                      June 30               June 30
(Dollars in millions, except per-share data)                      1998       1997       1998       1997
---------------------------------------------------------------------------------------------------------
Basic
 Net income...................................................  $    408   $    378   $    791   $    758
 Preferred stock dividends....................................        (4)        (5)        (6)       (12)
                                                                --------   --------   --------   --------
 Net income attributable to common stockholders' equity.......  $    404   $    373   $    785   $    746
                                                                ========   ========   ========   ========
Diluted
 Net income...................................................  $    408   $    378   $    791   $    758
 Preferred stock dividends, excluding convertible Series B,
  where applicable............................................        (4)        (5)        (6)       (10)
                                                                --------   --------   --------   --------
 Diluted income available to common stockholders..............  $    404   $    373   $    785   $    748
                                                                ========   ========   ========   ========

(In thousands)
Average shares outstanding....................................   287,444    306,754    287,783    309,425
Dilutive Shares
 Employee Stock Purchase and Savings Plan.....................     1,401        788      1,335        784
 Stock options................................................     3,736      3,387      3,703      3,532
 Convertible preferred stock..................................         -          -          -      2,118

Average shares outstanding assuming full dilution.............   292,581    310,929    292,821    315,859
                                                                ========   ========   ========   ========

 Basic........................................................  $   1.41   $   1.22   $   2.73   $   2.41
                                                                ========   ========   ========   ========

 Diluted......................................................  $   1.38   $   1.20   $   2.68   $   2.37
                                                                ========   ========   ========   ========
---------------------------------------------------------------------------------------------------------

Note 3
------

At June 30, 1998, credit card receivables aggregated $9.2 billion. These receivables are available for sale through credit card securitization programs.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes new accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those derivatives at fair value. The accounting for the gains or losses resulting from changes in the value of those derivatives will depend on the intended use of the derivative and whether it qualifies for hedge accounting. This Statement will significantly change the accounting treatment for derivatives the Corporation uses in its asset and liability management activities. The Corporation is required to adopt this Statement on January 1, 2000. The Corporation is in the process of evaluating the impact of this new Statement.

Note 5
------

The carrying values and estimated fair values of financial instruments as of June 30, 1998, have not materially changed on a relative basis from the carrying values and estimated fair values of financial instruments disclosed as of December 31, 1997, in the Corporation's Annual Report.

Note 6
------

Nonperforming loans are generally identified as "impaired loans". The recorded investment in loans considered impaired was $293 million and $329 million at June 30, 1998, and June 30, 1997, respectively. The required allowance for credit losses related to these loans was $57 million and $46 million at June 30, 1998, and June 30, 1997, respectively. Substantially all of the impaired loans on both dates required the establishment of an allocated reserve.

The following table summarizes additional information related to impaired loans.

------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                Six Months Ended
(In millions)                                                    June 30                          June 30
                                                          1998             1997             1998            1997
------------------------------------------------------------------------------------------------------------------
Impaired loans average balance........................    $334             $267             $341            $262
Interest income recognized on impaired loans..........       4                4                9               9
------------------------------------------------------------------------------------------------------------------

Note 7
------

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

Note 8
------

The ratio of income to fixed charges for the six months ended June 30, 1998, excluding interest on deposits, was 2.3x, and including interest on deposits, was 1.6x. The ratio has been computed on the basis of the total enterprise (as defined by the Securities and Exchange Commission) by dividing income before fixed charges and income taxes by fixed charges. Fixed charges consist of interest expense on all long- and short-term borrowings, excluding or including interest on deposits.

Note 9
------

On April 10, 1998, the Corporation and BANC ONE CORPORATION ("ONE") entered into an Agreement and Plan of Reorganization (as amended, the "Agreement"), pursuant to which, subject to the conditions and upon the terms stated therein, the Corporation and ONE will each merge into a new company, BANK ONE CORPORATION ("BANK ONE") organized to effect the merger (such mergers, collectively, the "Merger").

It is anticipated that the Merger will be accounted for as a pooling-of-interests and that it will be consummated during the second half of 1998, pending necessary approvals of the Corporation's and ONE's respective stockholders, regulatory bodies, and other customary conditions of closing. As a result of the pending Merger, the Corporation's stock repurchase program was rescinded.

In accordance with the Agreement, each share of ONE's common stock, without par value, ("ONE Common Stock") outstanding immediately prior to the effective time of the Merger (the "Effective Time") will at the Effective Time be converted into one share of the common stock, with par value $0.01 per share, of BANK ONE ("BANK ONE Common Stock"), and each share of the Corporation's common stock, par value $1.00 per share, ("FCN Common Stock") outstanding immediately prior to the Effective Time will at the Effective Time be converted into the right to receive
1.62 shares of BANK ONE Common Stock. In addition, each share of the Corporation's Preferred Stock with Cumulative and Adjustable Dividends, Series B, and Preferred Stock with Cumulative and Adjustable Dividends, Series C, in each case outstanding immediately prior to the Effective Time, will be converted into the right to receive one share of a series of corresponding preferred stock of BANK ONE with substantially the same terms.

The Corporation and ONE have scheduled a special meeting of stockholders for September 15, 1998, at which their respective stockholders are expected to consider and vote on the Merger.

Note 10
-------

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

First Chicago NBD Corporation and Subsidiaries
Selected Statistical Information

---------------------------------------------------------------------------------------------------------------------------
                                                                         Securities Available for Sale
---------------------------------------------------------------------------------------------------------------------------
                                                          June 30       March 31     December 31     September 30   June 30
(In millions)                                                1998           1998            1997             1997      1997
---------------------------------------------------------------------------------------------------------------------------
U.S. Treasury.....................................        $ 2,508        $ 3,117          $3,037           $3,069    $3,007
U.S. government agencies
  Mortgage-backed securities......................          2,205          2,228           1,736            2,077     1,867
  Collateralized mortgage obligations.............            473            279             186              475       296
  Other...........................................          1,399          1,353             878              761       439
States and political subdivisions.................            757            757             767              821       896
Other debt securities.............................          4,066          2,622           1,538              768       704
Equity securities (1).............................          1,196          1,238           1,188            1,054     1,056
                                                          -------        -------          ------           ------    ------
      Total.......................................        $12,604        $11,594          $9,330           $9,025    $8,265
                                                          =======        =======          ======           ======    ======
----------------------------------------------------------------------------------------------------------------------------

(1) Includes investments accounted for at fair value, in keeping with specialized industry practice. The fair values of certain securities for which market quotations were not available were estimated. In addition, the fair values of certain securities reflect liquidity and other market-related factors.

------------------------------------------------------------------------------------------------------------
                                                                      Securities Available for Sale
------------------------------------------------------------------------------------------------------------
                                                                           Gross       Gross
                                                             Amortized   Unrealized  Unrealized   Fair Value
June 30, 1998 (In millions)                                    Cost        Gains       Losses    (Book Value)
------------------------------------------------------------------------------------------------------------
U.S. Treasury.............................................      $ 2,486        $ 22     $     -      $ 2,508
U.S. government agencies
  Mortgage-backed securities..............................        2,193          14           2        2,205
  Collateralized mortgage obligations.....................          472           1           -          473
  Other...................................................        1,392           7           -        1,399
States and political subdivisions.........................          730          28           1          757
Other debt securities.....................................        4,065           4           3        4,066
Equity securities (1).....................................        1,112         134          50        1,196
                                                                -------        ----         ---      -------
      Total...............................................      $12,450        $210         $56      $12,604
                                                                =======        ====         ===      =======
------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended June 30, 1998             Three Months Ended June 30, 1997
                                        --------------------------------             --------------------------------
                                                  Credit Card                                  Credit Card
(In millions)                      Reported     Securitizations    Adjusted     Reported     Securitizations    Adjusted
------------------------------------------------------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis........     $    898            $  164      $  1,062     $    951            $  187      $  1,138
Provision for credit losses..          206               153           359          180               171           351
Noninterest income...........          842               (11)          831          644               (16)          628
Noninterest expense..........          911                 -           911          825                 -           825
Net income...................          408                 -           408          378                 -           378

Assets--average..............     $116,577            $8,136      $124,713     $108,292            $8,460      $116,752
      --quarter-end..........      119,781             7,914       127,695      112,595             8,221       120,816
------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
                                         Six Months Ended June 30, 1998              Six Months Ended June 30, 1997
                                         ------------------------------              ------------------------------
                                                  Credit Card                                  Credit Card
(In millions)                      Reported     Securitizations    Adjusted     Reported     Securitizations    Adjusted
------------------------------------------------------------------------------------------------------------------------
Net interest income--
 tax-equivalent basis........     $  1,776            $  342      $  2,118     $  1,858            $  384      $  2,242
Provision for credit losses..          385               301           686          367               333           700
Noninterest income...........        1,581               (41)        1,540        1,323               (51)        1,272
Noninterest expense..........        1,759                 -         1,759        1,625                 -         1,625
Net income...................          791                 -           791          758                 -           758

Assets--average..............     $114,756            $8,317      $123,073     $106,721            $8,637      $115,358
------------------------------------------------------------------------------------------------------------------------

First Chicago NBD Corporation and Subsidiaries
Five-Quarter Consolidated Income Statement
----------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended
                                                                  June 30  March 31  Dec. 31   Sept. 30  June 30
(Dollars in millions, except per-share data)                         1998      1998     1997       1997     1997
----------------------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees...........................................   $1,501    $1,460   $1,473     $1,491   $1,484
Bank balances...................................................       85       101      121        120      114
Federal funds sold and securities under resale agreements.......       99        89       83         79       77
Trading assets..................................................       68        71       74         67       67
Investment securities--taxable..................................      133       120      105         97       89
Investment securities--tax-exempt...............................       25        23       16         27       29
                                                                   ------    ------   ------     ------   ------
     Total......................................................    1,911     1,864    1,872      1,881    1,860
----------------------------------------------------------------------------------------------------------------
Interest Expense
Deposits........................................................      562       558      575        560      544
Federal funds purchased and securities under repurchase
 agreements.....................................................      141       142      126        134      124
Other short-term borrowings.....................................      154       131      132        125      121
Long-term debt..................................................      170       172      167        163      146
                                                                   ------    ------   ------     ------   ------
     Total......................................................    1,027     1,003    1,000        982      935
----------------------------------------------------------------------------------------------------------------
Net Interest Income.............................................      884       861      872        899      925
Provision for credit losses.....................................      206       179      167        191      180
                                                                   ------    ------   ------     ------   ------
Net Interest Income After Provision for Credit Losses...........      678       682      705        708      745
----------------------------------------------------------------------------------------------------------------
Noninterest Income
Combined trading profits (losses)...............................       52        46      (15)        32       36
Equity securities gains.........................................       87        58       54         28       46
Investment securities gains.....................................        6        10        6          8        4
                                                                   ------    ------   ------     ------   ------
   Market-driven revenue........................................      145       114       45         68       86
                                                                   ------    ------   ------     ------   ------

Credit card fee revenue.........................................      234       234      230        233      207
Fiduciary and investment management fees........................      108       106      101        102       99
Service charges and commissions.................................      283       251      261        235      227
                                                                   ------    ------   ------     ------   ------
   Fee-based revenue............................................      625       591      592        570      533
                                                                   ------    ------   ------     ------   ------
Other income....................................................       72        34       90         63       25
                                                                   ------    ------   ------     ------   ------
     Total......................................................      842       739      727        701      644
----------------------------------------------------------------------------------------------------------------
Noninterest Expense
Salaries and employee benefits..................................      477       440      457        440      426
Net premises and equipment expense..............................      117       115      111        116      115
Other...........................................................      317       293      304        279      284
                                                                   ------    ------   ------     ------   ------
     Total......................................................      911       848      872        835      825
----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes......................................      609       573      560        574      564
Applicable income taxes.........................................      201       190      178        189      186
                                                                   ------    ------   ------     ------   ------
Net Income......................................................   $  408    $  383   $  382     $  385   $  378
                                                                   ======    ======   ======     ======   ======
Net Income Attributable to Common Stockholders' Equity..........   $  404    $  381   $  378     $  380   $  373
                                                                   ======    ======   ======     ======   ======
----------------------------------------------------------------------------------------------------------------
Earnings Per Share
   Basic........................................................    $1.41     $1.32    $1.30      $1.28    $1.22
   Diluted......................................................    $1.38     $1.30    $1.28      $1.26    $1.20
----------------------------------------------------------------------------------------------------------------
Average number of shares (in millions)..........................    287.4     288.1    290.3      296.8    306.8
Average number of shares, assuming full dilution (in millions)..    292.6     293.0    295.2      301.6    310.9

First Chicago NBD Corporation and Subsidiaries
Selected Statistical Information

----------------------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
----------------------------------------------------------------------------------------------------------------------------
Three Months Ended                                                     June 30, 1998                   March 31, 1998
----------------------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)                      Average              Average     Average            Average
(Dollars in millions)                                           Balance   Interest      Rate     Balance  Interest     Rate
----------------------------------------------------------------------------------------------------------------------------
Assets
Interest-bearing due from banks.............................   $  5,875     $   85      5.82%    $ 6,690    $  101     6.13%
Federal funds sold and securities under resale agreements...      7,694         99      5.15       7,077        89     5.13
Trading assets..............................................      4,741         68      5.73       5,286        71     5.48
Securities available for sale
 U.S. government and federal agencies.......................      6,468        104      6.50       6,273       102     6.56
 States and political subdivisions..........................        736         14      7.95         730        16     8.68
 Other......................................................      4,480         49      4.39       3,159        38     4.80
                                                               --------     ------      ----   ---------    ------     ----
    Total securities available for sale.....................     11,684        167      5.78      10,162       156     6.16
Loans (1)(2)
 Domestic offices...........................................     64,898      1,425      8.93      63,303     1,391     9.04
 Foreign offices............................................      4,850         81      6.68       4,470        73     6.64
                                                               --------     ------      ----   ---------    ------     ----
    Total loans.............................................     69,748      1,506      8.78      67,773     1,464     8.88
                                                               --------     ------      ----   ---------    ------     ----
    Total earning assets (3)................................     99,742      1,925      7.74      96,988     1,881     7.86
Cash and due from banks.....................................      7,314                            6,653
Allowance for credit losses.................................     (1,397)                          (1,402)
Other assets................................................     10,918                           10,675
                                                               --------                        ---------
    Total assets............................................   $116,577                        $ 112,914
                                                               ========                        =========
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
 Savings....................................................   $  9,534     $   48      2.02%   $  9,393    $   49     2.12%
 Money market...............................................     11,816         98      3.32      12,062       103     3.47
 Time.......................................................     15,375        216      5.63      15,108       212     5.68
 Foreign offices............................................     15,234        200      5.26      15,144       194     5.20
                                                               --------     ------      ----    --------    ------     ----
    Total deposits--interest-bearing........................     51,959        562      4.34      51,707       558     4.38
Federal funds purchased and securities under
 repurchase agreements......................................     10,791        141      5.25      10,816       142     5.34
Other short-term borrowings.................................     11,694        154      5.29       9,869       131     5.37
Long-term debt (4)..........................................     10,443        170      6.53      10,368       172     6.72
                                                               --------     ------      ----    --------    ------     ----
    Total interest-bearing liabilities......................     84,887      1,027      4.85      82,760     1,003     4.91
Demand deposits.............................................     15,764                           14,639
Other liabilities...........................................      7,677                            7,544
Preferred stock.............................................        190                              190
Common stockholders' equity.................................      8,059                            7,781
                                                               --------                         --------
    Total liabilities and stockholders' equity..............   $116,577                         $112,914
                                                               ========                         ========
---------------------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3)..........................              $  1,925      7.74%             $  1,881     7.86%
Interest expense/earning assets.............................                 1,027      4.13                 1,003     4.19
                                                                          --------      ----              --------     ----
Net interest margin.........................................              $    898      3.61%             $    878     3.67%
                                                                          ========      ====              ========     ====
--------------------------------------------------------------------------------------------------------------------------

(1) Average lease-financing receivables are reduced by related deferred tax liabilities in calculating the average rate.
(2) Nonperforming loans are included in average balances used to determine the average rate.
(3)  Includes tax-equivalent adjustments based on a 35% federal income tax rate.
(4)  Includes trust preferred capital securities.

------------------------------------------------------------------------------------------
     December 31, 1997              September 30, 1997                June 30, 1997
------------------------------------------------------------------------------------------
Average              Average    Average             Average    Average             Average
Balance    Interest    Rate     Balance   Interest    Rate     Balance   Interest    Rate
------------------------------------------------------------------------------------------

$  7,954     $  121     6.02%  $  7,789     $  120     6.13%  $  7,754     $  114     5.90%
   6,225         83     5.30      5,984         79     5.24      5,902         76     5.20
   4,915         75     6.03      4,976         67     5.34      4,797         67     5.62

   5,817        107     7.26      5,589         92     6.50      4,979         82     6.57
     796         18     9.04        835         18     8.71        941         21     9.02
   2,443          7     1.09      2,149         31     5.81      1,951         36     7.31
--------     ------     ----   --------     ------     ----   --------     ------     ----
   9,056        132     5.76      8,573        141     6.54      7,871        139     7.05

  62,592      1,408     9.06     62,529      1,428     9.18     62,247      1,429     9.33
   4,267         69     6.46      4,253         68     6.38      4,054         61     6.06
--------     ------     ----   --------     ------     ----   --------     ------     ----
  66,859      1,477     8.89     66,782      1,496     9.00     66,301      1,490     9.13
--------     ------     ----   --------     ------     ----   --------     ------     ----
  95,009      1,888     7.88     94,104      1,903     8.02     92,625      1,886     8.17
   6,545                          6,398                          6,594
  (1,402)                        (1,401)                        (1,388)
   9,824                          9,849                         10,461
--------                       --------                       --------
$109,976                       $108,950                       $108,292
========                       ========                       ========
------------------------------------------------------------------------------------------


$  8,930     $   52     2.30%  $  9,158     $   52     2.25%  $  9,429     $   52     2.22%
  12,080        105     3.46     11,715        101     3.43     11,792        101     3.44
  15,122        212     5.57     15,154        215     5.63     15,072        210     5.58
  15,580        206     5.25     14,616        192     5.21     14,055        181     5.16
--------     ------     ----   --------     ------     ----   --------     ------     ----
  51,712        575     4.42     50,643        560     4.39     50,348        544     4.33

   8,982        126     5.57      9,877        134     5.37      9,393        124     5.32
   9,705        132     5.39      9,045        125     5.49      8,749        121     5.54
   9,983        167     6.61      9,620        163     6.74      8,853        146     6.61
--------     ------     ----   --------     ------     ----   --------     ------     ----
  80,382      1,000     4.93     79,185        982     4.92     77,343        935     4.85
  14,704                         14,216                         14,238
   6,939                          7,366                          8,142
     242                            290                            290
   7,709                          7,893                          8,279
--------                       --------                       --------
$109,976                       $108,950                       $108,292
========                       ========                       ========

------------------------------------------------------------------------------------------
             $1,888     7.88%               $1,903     8.02%               $1,886     8.17%
              1,000     4.17                   982     4.14                   935     4.05
             ------     ----                ------     ----                ------     ----
             $  888     3.71%               $  921     3.88%               $  951     4.12%
             ======     ====                ======     ====                ======     ====
------------------------------------------------------------------------------------------


First Chicago NBD Corporation and Subsidiaries
Selected Statistical Information
---------------------------------------------------------------------------------------------------------------
Average Balances/Net Interest Margin/Rates
---------------------------------------------------------------------------------------------------------------
Six Months Ended                                           June 30, 1998                  June 30, 1997
---------------------------------------------------------------------------------------------------------------
(Income and rates on tax-equivalent basis)          Average              Average   Average              Average
(Dollars in millions)                               Balance    Interest  Rate      Balance    Interest  Rate
---------------------------------------------------------------------------------------------------------------

Assets
Interest-bearing due from banks...................  $  6,280     $  186     5.98%  $  7,240     $  210     5.84%
Federal funds sold and securities under resale
 agreements.......................................     7,387        188     5.14      5,532        142     5.17
Trading assets....................................     5,012        139     5.60      4,906        136     5.60
Securities available for sale
  U.S. government and federal agencies............     6,371        206     6.53      4,793        153     6.44
  States and political subdivisions...............       733         30     8.31      1,020         46     9.09
  Other...........................................     3,823         87     4.56      1,764         67     7.70
                                                    --------     ------     ----   --------     ------     ----
     Total securities available for sale..........    10,927        323     5.96      7,577        266     7.09
Loans (1)(2)
  Domestic offices................................    64,105      2,816     8.99     61,857      2,779     9.18
  Foreign offices.................................     4,661        154     6.66      3,885        117     6.10
                                                    --------     ------     ----   --------     ------     ----
     Total loans..................................    68,766      2,970     8.83     65,742      2,896     8.99
                                                    --------     ------     ----   --------     ------     ----
     Total earning assets (3).....................    98,372      3,806     7.80     90,997      3,650     8.09
Cash and due from banks...........................     6,986                          6,575
Allowance for credit losses.......................    (1,400)                        (1,387)
Other assets......................................    10,798                         10,536
                                                    --------                       --------
     Total assets.................................  $114,756                       $106,721
                                                    ========                       ========
---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits--interest-bearing
  Savings.........................................  $  9,463     $   97     2.06%  $  9,703     $  105     2.19%
  Money market....................................    11,939        201     3.40     11,609        200     3.48
  Time............................................    15,243        428     5.66     15,050        410     5.50
  Foreign offices.................................    15,189        394     5.23     13,082        327     5.04
                                                    --------     ------     ----   --------     ------     ----
     Total deposits--interest-bearing.............    51,834      1,120     4.36     49,444      1,042     4.25
Federal funds purchased and securities under
 repurchase agreements............................    10,804        283     5.29      9,123        238     5.26
Other short-term borrowings.......................    10,787        285     5.33      8,377        223     5.36
Long-term debt (4)................................    10,405        342     6.63      8,690        289     6.72
                                                    --------     ------     ----   --------     ------     ----
     Total interest-bearing liabilities...........    83,830      2,030     4.88     75,634      1,792     4.78
Demand deposits...................................    15,204                         14,050
Other liabilities.................................     7,611                          8,286
Preferred stock...................................       190                            354
Common stockholders' equity.......................     7,921                          8,397
                                                    --------                       --------
     Total liabilities and stockholders' equity...  $114,756                       $106,721
                                                    ========                       ========
---------------------------------------------------------------------------------------------------------------
Interest income/earning assets (3)................               $3,806     7.80%               $3,650     8.09%
Interest expense/earning assets...................                2,030     4.16                 1,792     3.97
                                                                 ------     ----                ------     ----
Net interest margin...............................               $1,776     3.64%               $1,858     4.12%
                                                                 ======     ====                ======     ====
---------------------------------------------------------------------------------------------------------------

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

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1998

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

Yes  X   No ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998.


         Class                                      Number of Shares Outstanding
-------------------------                           ----------------------------
Common Stock $1 par value                                     287,934,662

                        Form 10-Q Cross-Reference Index

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


ITEM 1. Financial Statements
----------------------------
                                                                           Page
                                                                           ----
        Consolidated Balance Sheet --
        June 30, 1998 and 1997, and December 31, 1997                       25

        Consolidated Income Statement --
        Six Months Ended June 30, 1998 and 1997                             26

        Consolidated Statement of Stockholders' Equity --
        Six Months Ended June 30, 1998 and 1997                             27

        Consolidated Statement of Cash Flows --
        Six Months Ended June 30, 1998 and 1997                             28

        Notes to Consolidated Financial Statements                          29

        Selected Statistical Information                                    1,
                                                                           16-19
                                                                           33-38

ITEM 2. Management's Discussion and Analysis of Financial
---------------------------------------------------------
          Condition and Results of Operations                               2-24
          -----------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. Legal Proceedings                                                   41
-------------------------

ITEM 2. Changes in Securities                                               41
-----------------------------

ITEM 3. Defaults Upon Senior Securities                                     41
---------------------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders                 41
-----------------------------------------------------------

ITEM 5. Other Information                                                   41
-------------------------

ITEM 6. Exhibits and Reports on Form 8-K                                    42
----------------------------------------

Signatures                                                                  43


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

      None

ITEM 3. Defaults Upon Senior Securities
---------------------------------------

      Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

      First Chicago NBD Corporation held its Annual Meeting of Stockholders on Friday, May 8, 1998. A total of 245,882,387 shares were present in person or by proxy, or nearly 86% of the total shares outstanding.

      Stockholders elected the six Class III Director nominees named in the Proxy Statement. Each of the nominees received more than 243.2 million votes, in excess of 98% of the shares voted at the meeting.
      The particulars are:


                              For          Withheld
      Terence E. Adderley     243,654,863  2,227,524
      James K. Baker          243,600,356  2,282,031
      James S. Crown          243,474,746  2,407,641
      Thomas H. Jeffs II      243,548,197  2,334,190
      Richard A. Manoogian    243,629,405  2,252,982
      Richard L. Thomas       243,288,454  2,593,933

      Stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for 1998. Of the shares present and entitled to vote, 244,691,957 (99.5%) were voted for; 557,482 (0.2%)
      were voted against; and 632,948 (0.3%) abstained.

      Stockholders rejected a stockholder proposal concerning the separation of the offices of Chairman and President and the offices of Secretary and Treasurer. Of the shares present and entitled to vote, 38,794,833 (17.4%) were voted for; 179,113,312 (80.2%) were voted against; and 5,313,131 (2.4%) abstained. There were 22,661,111 broker non-votes.

ITEM 5. Other Information
-------------------------

      None

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

 (a)  Exhibit 12  Statement re computation of ratio

      Exhibit 27  Financial Data Schedule

 (b) The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1998.

      Date               Item Reported
      ----               -------------

      4/13/98   The Registrant's earnings for the quarter ended March 31, 1998.

      4/14/98 The Registrant's announcement of its planned merger with BANC ONE CORPORATION.

      4/21/98 Pro forma financial statements and exhibits related to the Registrant's planned merger with BANC ONE CORPORATION.

      5/19/98 Pro forma financial statements, as of March 31, 1998, related to the Registrant's planned merger with BANC ONE CORPORATION.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FIRST CHICAGO NBD CORPORATION
                                        -----------------------------



Date       August 13, 1998                     Verne G. Istock
     -----------------------------      -----------------------------

                                               Verne G. Istock
                                         Principal Executive Officer


Date       August 13, 1998                   William J. Roberts
     -----------------------------      -----------------------------

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